Form 10-Q
period 2008-07-31
Quantum Information, Inc.
filed 2008-09-04
CIK 1440799

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number:  None

                            QUANTUM INFORMATION, INC.

           Nevada                              26-1749145
-----------------------------            ---------------------
 State or other jurisdiction                (IRS) Employer
       incorporation                     Identification Number

                             13414 South 47th Place
                                Phoenix, AZ 85044
                          ---------------------------
                     Address of principal executive offices

                                 (866) 200-0918
                        --------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes _________                       No ____X_____
                                                       -

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]               Accelerated filer [  ]

      Non-accelerated filer [  ]                 Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _________                       No _____X____
                                                        -

         Class of Stock       No. Shares Outstanding        Date
         --------------       ----------------------        ----

            Common                   2,860,000         August 29, 2008

                            QUANTUM INFORMATION INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                                     July 31,         April 30
                                                       2008              2008
                                                     --------         --------
                                                   (Unaudited)
Current Assets
  Cash and Cash Equivalents                         $   66,233       $   76,697
  Accounts Receivable                                   12,650                -
  Prepaids                                               1,500            1,500
                                                    -----------      -----------
                                                        80,383           78,197
                                                    -----------      -----------
Property and Equipment, net
  Equipment                                             23,264           23,264
                                                    -----------      -----------
    TOTAL ASSETS                                    $  103,647       $  101,461
                                                    ===========      ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Officer Loan                                      $        -       $    1,750
                                                    -----------      -----------

Commitments and contingencies (Note 4)

Stockholders' Equity
  Common Stock, $0.001 par value, 75,000,000
   shares authorized, 2,860,000 shares issued
   and outstanding                                       2,860            2,860
  Additional paid-in capital                           120,138          120,138
  Deficit accumulated in the development stage         (19,351)         (23,287)
                                                    -----------      -----------
    Total Stockholders' Equity                         103,647           99,711
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  103,647       $  101,461
                                                    ===========      ===========

                            QUANTUM INFORMATION INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                For the period
                                                                 of Inception,
                                For the three   For the three     from May 19,
                                 months ended    months ended     2005 through
                                    July 31,        July 31,         July 31,
                                     2007             2008            2008
                                -------------   --------------  ---------------

 Revenues
    Cinematogrphy                          -            7,825           11,025
    Equipment rental            $          -     $      7,825     $     11,025
                                -------------    -------------    -------------
                                $          -     $     15,650     $     22,050
                                -------------    -------------    -------------
 Costs and Expenses


 Professional Fees                         -            2,625           22,589
 Consulting                                -                -
 Occupancy Expense                         -            3,000            8,930
 Other General & Administrative            -            6,089            9,882
                                -------------    -------------    -------------
    Total Expenses                         -           11,714           41,401
                                -------------    -------------    -------------
    Operating Loss                         -            3,936          (19,351)
                                -------------    -------------    -------------


 Net Income (Loss)              $          -     $      3,936     $    (19,351)
                                =============    =============    =============

 Basic and Dilutive net loss
  per share                     $          -     $       0.00
                                =============    =============

 Weighted average number of
  shares outstanding, basic
  and diluted                              -        2,860,000
                                =============    =============

                            QUANTUM INFORMATION INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                          For the period
                                                                           of Inception,
                                         For the three   For the three     from May 19,
                                          months ended    months ended     2005 through
                                             July 31,        July 31,         July 31,
                                               2007           2008              2008
                                          -------------   --------------  ---------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                       $          -    $       3,936     $   (19,351)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Depreciation                                      -                -             300
   Change in operating assets and
     liabilities:
   (Increase) Decrease in Account
     Receivable                                      -          (12,650)        (12,650)
   Increase (Decrease) in prepaids                   -                -          (1,500)
                                          -------------   --------------  ---------------
    Net Cash provided by (used by)
        Operating Activities                         -           (8,714)        (33,201)
                                          -------------   --------------  ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                             -                -         (23,564)
                                          -------------   --------------  ---------------
   Net Cash (used by) Investing
    Activities                                       -                -         (23,564)
                                          -------------   --------------  ---------------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of Common
   Stock                                             -                -         122,998
  Proceeds from loan from officer                    -           (1,750)              -
                                          -------------   --------------  ---------------
  Net Cash provided by Financing
   Activities                                        -           (1,750)        122,998
                                          -------------   --------------  ---------------
 NET INCREASE IN CASH                                -          (10,464)         66,233

 CASH AT BEGINNING OF PERIOD                         -           76,697               -
                                          -------------   --------------  ---------------
 CASH AT END OF PERIOD                    $          -    $      66,233     $    66,233
                                          =============   ==============  ===============

 CASH PAID FOR:
    Interest                              $          -    $           -     $         -
    Income Taxes                          $          -    $           -     $         -


                            QUANTUM INFORMATION INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                                   Accumulated
                                                                       Additional  Deficit During
                                               Common Stock             Paid-in     Development
                                            Shares         Amount       Capital        Stage           Total
                                            ------         ------      ----------  ---------------      -----


Balances at May 19, 2007                         -      $       -      $       -     $       -       $       -

Common stock issued for cash on
 January 10, 2008 at $0.01 per share     1,800,000          1,800         16,200                        18,000

Common stock issued for cash on
 February 20, 2008 at $0.10 per share    1,060,000          1,060        103,938                       104,998

Net loss for the year ended April 30,
2008                                                                                    (23,287)       (23,287)
                                       ------------    ------------   ------------  ------------   ------------

  alances at April 30, 2008              2,860,000     $    2,860     $  120,138    $   (23,287)   $    99,711
                                       ------------    ------------   ------------  ------------   ------------

Net income for the 3 months ended
July 31, 2008                                                                             3,936          3,936
                                       ------------    ------------   ------------  ------------   ------------

 Balances at July 31, 2008               2,860,000     $    2,860     $  120,138    $   (19,351)   $   103,647
                                       ============    ============   ============  ============   ============


                            QUANTUM INFORMATION INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended July 31, 2008

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

The Company was incorporated under the name Inkie Entertainment Group on May 19, 2005 in the State of Nevada. The Company was formed for the purpose of engaging in all lawful businesses. The Company changed its name in January, 2008 to Quantum Information Inc. The Company's authorized capital consists of 75,000,000 shares of $0.001 par value common voting stock.

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Current Business of the Company
-------------------------------

The Company had no material business operations from inception May 19, 2005 through 2007. In 2008 the Company made plans to produce feature films at low cost, using its own digital camera equipment. To this end the Company raised capital, purchased camera equipment and entered the development stage of film production. Limited revenue was received from renting the camera equipment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents
--------------------

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments
-----------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of July 31, 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Income Taxes
------------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

                            QUANTUM INFORMATION INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended July 31, 2008


Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Equipment
---------

Equipment, including camera equipment, is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 3 to 10 years. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Going Concern
-------------

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit before taxes of $3,936 in the three months ended July 31, 2008 and a positive stockholders' equity of $103,647. The Company is renting its film equipment with a cinematographer, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. In the interim, shareholders of the Company are committed to meeting its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                            QUANTUM INFORMATION INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended July 31, 2008


Development-Stage Company
-------------------------

The Company is considered a development-stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as May 19, 2005. Since inception, and more particularly since commencing business in January, 2008, the Company has incurred an operating loss of $19,351. Much of this related to consultants, as a means to generate working capital. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since May 19, 2005, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Use of Estimates
----------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share
-------------------------

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.
 Diluted earnings per share ("Diluted EPS") is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as at July 31, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended July 31, 2008 sand 2007.


      Numerator:                                2008        2007
      --------                                  ----        ----

      Basic and diluted net loss per share:

      Net Income (Loss)                        $3,936          0

                            QUANTUM INFORMATION INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended July 31, 2008


Denominator
-----------

Basic and diluted weighted average
 number of shares outstanding               2,860,000          0

Basic and Diluted Net Loss Per Share  $          0.00          0
------------------------------------


NOTE 3 - RELATED PARTY TRANSACTIONS

On January 10, 2008 the Board authorized the issue of common stock to two
Directors:

   Joel Klandrud,                             900,000 shares at a price of $0.01
   President and Chief Operating Officer      per share
   Director

   Sandra Dosdall,                            900,000 shares at a price of $0.01
   Director                                   per share

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies as at July 31, 2008.


NOTE 5 - CAPITAL STOCK TRANSACTIONS

On January 10, 2008, 1,800,000 common shares were issued for cash at $0.01 per share, realizing $18,000.

On February 20, 2008, 1,060,000 common shares were issued for cash at $0.10 per share, realizing $104,998.

At July 31,2008 the Company had authorized 75,000,000 common shares, of which the total issued and outstanding was 2,860,000.

NOTE 6 - LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

                            QUANTUM INFORMATION, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and the notes to the financial statement, which are included elsewhere in this report.

      Quantum was incorporated on May 19, 2005 and plans to be engaged in the production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.

      Quantum expects to derive revenue from the exploitation of entertainment properties across multiple media and distribution channels. Quantum expects to receive revenue from all of the following sources on a project-by-project basis:

          o Producer and production fees for services in the creation and production of motion pictures, television programs and other visual media;

          o Royalties from future earnings of the projects that Quantum may develop or produce;

          o Royalty payments from merchandising consumer products bearing the logos, brands, and other forms of intellectual property from Quantum's films, television programs and other visual media; and

          o Royalties and license payments from exploitation of soundtrack and music publishing rights for music from Quantum's films, television programs and archives.

       As its first project, Quantum will attempt to produce a short (45 minutes) motion picture. The estimated costs to produce this motion picture are:

             Script acquisition and development                    $  15,000
             Purchase of filmmaking equipment                         85,000
             Purchase of post production computers and software       15,000
             Production expenses                                     100,000
             Marketing                                                 5,000
                                                                  -----------
                                                                   $ 220,000
                                                                  ===========


       Quantum will attempt to fund the costs of producing the motion picture through internal sources, the sale of its securities or through licensing or pre-selling the film to various distribution channels.

      As of August 29, 2008 Quantum:

     o had not specified a subject or selected a screenplay for its first project;
     o    was conducting limited operations; and
     o did not have any material capital commitments, other than funding its operating losses.

      Quantum owns commercial grade digital camera equipment and is working with several production companies on a work-for-hire basis.

      Quantum does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on Quantum' operations or financial condition.

      Between January and March 2008 Quantum sold 1,060,000 shares of its common stock, at a price of $.10 CDN per share, to a group of private investors.

      Quantum's future plans will be dependent upon the amount of capital Quantum is able to raise. Quantum may attempt to raise additional capital through the private sale of its equity securities or borrowings from third party lenders. Quantum does not have any commitments or arrangements from any person to provide Quantum with any additional capital. If additional financing is not available when needed, Quantum may cease operations. Quantum does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

      Quantum's significant accounting policies are discussed in Note 2 to its financial statements included as part of this report.

Item 4.T.   CONTROLS AND PROCEDURES

      Quantum's management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley
(SOX) Section 404.A. Quantum's internal control over financial reporting is a process designed under the supervision of its Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

      There were no changes in Quantum's internal controls over financial reporting that occurred during the quarter ended July 31, 2008 that have affected, or are reasonably likely to materially affect, Quantum's internal control over financial reporting.

      Joel Klandrud, Quantum's President and Principal Financial Officer, evaluated the effectiveness of Quantum's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion Quantum's disclosure controls and procedures were effective.

                                     PART II


Item 6.   (a)  Exhibits
               --------

Number      Exhibit
------      -------

   31       Rule 13a-14(a) Certifications

   32       Section 1350 Certifications

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          QUANTUM INFORMATION, INC.


Date: September 3, 2008                    /s/ Joel Klandrud
                                          ------------------------------------
                                          Joel Klandrud, President and Principal
                                          Financial and Accounting Officer