Form 10-Q
period 2008-10-31
Quantum Information, Inc.
filed 2008-12-11
CIK 1440799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2008

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number:  None

                            QUANTUM INFORMATION, INC.

           Nevada                                      26-1749145
   ---------------------------                    --------------------
   State or other jurisdiction                      (IRS) Employer
        of incorporation                         Identification Number

                             13414 South 47th Place
                                Phoenix, AZ 85044
                      -----------------------------------
                     Address of principal executive offices

                                 (866) 200-0918
                         ------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

                        Yes ______       No X

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

                        Yes ______       No X

     Class of Stock        No. Shares Outstanding               Date

         Common                  2,860,000                 December 10, 2008

                            QUANTUM INFORMATION INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                                       October 31,    April 30
                                                          2008         2008
                                                       -----------------------
                                                      (Unaudited)
Current Assets
  Cash and Cash Equivalents                           $  37,552      $ 76,697
  Accounts Receivable                                    14,118             -
  Prepaids                                                1,500         1,500
                                                       --------      --------
                                                         53,170        78,197
                                                       --------      --------
Property and Equipment, net
  Equipment                                              22,086        23,264
                                                       --------      --------

    TOTAL ASSETS                                      $  75,256      $101,461
                                                      =========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Officer Loan                                        $       -      $  1,750
                                                       --------      --------

Commitments and contingencies (Note 4)

Stockholders' Equity
 Common Stock, $0.001 par value, 75,000,000 shares
   authorized, 2,860,000 shares issued and outstanding
   at April 30, 2008
   2,860,000 shares issued and outstanding  at October
   31, 2008                                               2,860         2,860
  Additional paid-in capital                            120,138       120,138
  Deficit accumulated in the development stage          (47,742)      (23,287)
                                                       --------      --------
    Total Stockholders' Equity                           75,256        99,711
                                                       --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  75,256      $101,461
                                                      =========      ========


   The accompanying notes are an integral part of these financial statements.

                            QUANTUM INFORMATION INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (Unaudited)

                            For the      For the    For the     For the    For the period
                              six         three       six        three      of Inception,
                             months       months     months      months      from May 19,
                             ended        ended      ended       ended       2005 through
                          October 31,  October 31, October 31,  October 31,   October 31,
                              2007        2007        2008        2008           2008
                           ----------------------------------------------------------------
 Revenues
    Cinematogrphy           $     -      $    -     $ 11,475    $  3,650       $ 14,675
    Equipment rental              -           -       11,475       3,650         14,675
                           ------------------------------------------------------------
                            $     -      $    -     $ 22,950    $  7,300       $ 29,350
                           ------------------------------------------------------------
 Costs and Expenses

 Professional Fees                -           -       25,525      22,900         45,489

 Consulting                                                -           -              -
 Occupancy Expense                -           -        6,000       3,000         11,930
 Depreciation                     -           -        1,178       1,178          1,478
 Other General &
    Administrative                -           -       14,702       8,613         18,195
                           ------------------------------------------------------------
    Total Expenses                -           -       47,405      35,691         77,092
                           ------------------------------------------------------------
    Operating Loss                -           -      (24,455)    (28,391)       (47,742)
                           ------------------------------------------------------------

 Net Income (Loss)         $      -    $      -     $(24,455)   $(28,391)      $(47,742)
                           ============================================================

 Basic and Dilutive net
   loss per share          $      -    $      -     $  (0.01)   $  (0.01)
                           =============================================

 Weighted average number
   of shares outstanding,
   basic and diluted              -           -    2,860,000   2,860,000
                           =============================================



   The accompanying notes are an integral part of these financial statements.

                            QUANTUM INFORMATION INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                               For the      For the      For the      For the     For the period
                                 six         three         six         three       of Inception,
                                months       months       months       months      from May 19,
                                ended        ended        ended        ended       2005 through
                              October 31,  October 31,  October 31,  October 31,    October 31,
                                 2007        2007          2008         2008           2008
                              -------------------------------------------------------------------
 CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net Income (Loss)             $       -    $      -    $  (24,455)   $  (28,391)   $ (47,742)
Adjustments to reconcile
 net loss to net cash
 used by operating activities:
   Depreciation                       -           -         1,178         1,178        1,478
   Change in operating assets
     and liabilities:
       (Increase) Decrease
         in Accounts Receivable       -           -       (14,118)       (1,468)     (14,118)
   Increase (Decrease) in
     prepaids                                                   -             -       (1,500)
                             ----------------------------------------------------------------
    Net Cash provided by
     (used by) Operating
     Activities                       -           -       (37,395)      (28,681)     (61,882)
                             ----------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment              -           -             -             -      (23,564)
    Net Cash (used by)
      Investing Activities            -           -             -             -      (23,564)
                             ----------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of
    Common Stock                      -           -             -             -      122,998
  Proceeds from loan from
    officer                           -           -        (1,750)            -            -
   Net Cash provided by
    (used by)Financing
     Activities                       -           -        (1,750)            -      122,998
                             ----------------------------------------------------------------

 NET INCREASE IN CASH                 -           -       (39,145)      (28,681)      37,552

 CASH AT BEGINNING OF PERIOD          -           -        76,697        66,233            -
                             ----------------------------------------------------------------

 CASH AT END OF PERIOD        $       -     $     -      $ 37,552      $ 37,552      $37,552
                             ===============================================================

 CASH PAID FOR:
    Interest                  $       -     $     -      $      -      $      -     $      -
    Income Taxes              $       -     $     -      $      -      $      -     $      -


   The accompanying notes are an integral part of these financial statements.

                               QUANTUM INFORMATION INC.
                            (A Development Stage Company)
                     Statement of Stockholders' Equity (Deficit)
                                     (Unaudited)

                                                                          Accumulated
                                                             Additional  Deficit During
                                            Common Stock      Paid-in    the Development
                                         Shares      Amount   Capital        Stage          Total
                                    -----------------------------------------------------------------

Balances at May 19, 2007                      -    $      -   $       -     $      -       $      -

Common stock issued for cash on
 January 10, 2008 at $0.01 per
 share                                1,800,000       1,800      16,200                       18,000

Common stock issued for cash on
 February 20, 2008 at $0.10 per
 share                                1,060,000       1,060     103,938                      104,998

Net loss for the year ended April
30, 2008                                                                     (23,287)        (23,287)
                                    ----------------------------------------------------------------

Balances at April 30, 2008            2,860,000      $2,860    $120,138     $(23,287)         99,711
                                    ----------------------------------------------------------------

Net income for the 6 months ended
Oct. 31, 2008                                                                (24,455)        (24,455)
                                    ----------------------------------------------------------------

Balances at October 31, 2008          2,860,000      $2,860    $120,138     $(47,742)       $ 75,256
                                    ================================================================


   The accompanying notes are an integral part of these financial statements.

                            QUANTUM INFORMATION INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Six Months Ended October 31, 2008


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

Equipment

Equipment, including camera equipment, is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 3 to 10 years. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. Equipment at October 31, 2008 and 2007 consisted of:

                                                2008              2007
                                               -------            ----

            Camera Equipment                  $  23,564             0
            Accumulated Depreciation              1,478             0
                                               --------
            Equipment, net                    $  22,086             0
                                              =========


Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $24,455 in the six months ended October , 2008 and a positive stockholders' equity of $75,256. The Company is renting its film equipment with a cinematographer, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as May 19, 2005. Since inception, and more particularly since commencing business in January, 2008, the Company has incurred an operating loss of $47,742. Much of this related to consultants, as a means to generate working capital. The Company's working capital has been generated through the sales of common stock and renting its camera equipment. Management has provided financial data since May 19, 2005, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as at October 31, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended October 31, 2008 and 2007.

                                                    2008           2007
                                                    ----           ----
  Numerator:
     Basic and diluted net loss per share:
       Net Loss                                  $(24,455)           0

  Denominator:
     Basic and diluted weighted average
        number of shares outstanding            2,860,000            0

   Basic and Diluted Net Loss Per Share:       $    (0.01)           0

NOTE 3 - RELATED PARTY TRANSACTIONS

On January 10, 2008 the Board authorized the issue of common stock to two
Directors:

  Joel Klandrud                     900,000 shares at a price of $0.01 per share
  President, Chief Operating
    Officer and Director

   Sandra Dosdall                   900,000 shares at a price of $0.01 per share
   Director


NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies as at October 31, 2008.


NOTE 5 - CAPITAL STOCK TRANSACTIONS

On January 10, 2008, 1,800,000 common shares were issued for cash at $0.01 per share, realizing $18,000.

On February 20, 2008, 1,060,000 common shares were issued for cash at $0.10 per share, realizing $104,998.

At October 31,2008 the Company had authorized 75,000,000 common shares, of which the total issued and outstanding was 2,860,000.

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

       As its first project, Quantum will attempt to produce a short (45 minutes) motion picture. The estimated costs to produce this motion picture are:

        Script acquisition and development                      $ 15,000
        Purchase of filmmaking equipment                          85,000
        Purchase of post production computers and software        15,000
        Production expenses                                      100,000
        Marketing                                                  5,000
                                                                --------
                                                                $220,000


       Quantum will attempt to fund the costs of producing the motion picture through internal sources, the sale of its securities or through licensing or pre-selling the film to various distribution channels.

      As of November 30, 2008 Quantum:

     o had completed shooting a feature film called "King" as a production company. Quantum is currently negotiating to obtain an equity stake in the film and take associate producer credit. The film is currently in post production;

     o had completed shooting a 20-minute short film called "Heirophant" acting as director of photography and associate producer. This film played in a local film festival in November 2008;

     o had been hired on a variety of occasions to provide cinematography services. Clients include local film producers as well as Intel Corporation;

     o had been reviewing scripts for its first majority-owned production but has not yet found a suitable candidate; and

     o    is  in  discussions   with  other   producers   concerning   potential
          co-production projects.

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

      There were no changes in Quantum's internal controls over financial reporting that occurred during the quarter ended October 31, 2008 that have affected, or are reasonably likely to materially affect, Quantum's internal control over financial reporting.

      Joel Klandrud, Quantum's President and Principal Financial Officer, evaluated the effectiveness of Quantum's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion Quantum's disclosure controls and procedures were effective.

                                     PART II


Item 6.   (a)    Exhibits

Number      Exhibit

   31       Rule 13a-14(a) Certifications

   32       Section 1350 Certifications

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          QUANTUM INFORMATION, INC.


December 11, 2008                         /s/ Joel Klandrud
                                          ------------------------------------
                                          Joel Klandrud, President and Principal
                                          Financial and  Accounting Officer