Form 10-Q
period 2009-01-31
MGMT ENERGY, INC.
filed 2009-03-17
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 333-152608

MGMT Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1749145
(State of Incorporation)	(IRS Employer Ident. No.)

3203 Third Avenue North #300 Billings, Montana	59101
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (406) 259-0751

Quantum Information, Inc. 13414 South 47th Place Phoenix, Arizona 85044
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

The number of shares outstanding of each of the issuer’s classes of equity as of March 16, 2009: 3,060,000 shares of common stock, par value $0.001 per share.

MGMT ENERGY, INC.

ii

MGMT ENERGY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	January 31,	April 30,
	2009	2008
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$193	$76,697
Total Current Assets	193	$76,697

Assets of discontinued operations, net	-	24,764

Total Assets	$193	$101,461

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued Expenses	$22,667	$-
Liabilities of discontinued operations, net	-	1,750
Total Current Liabilities	22,667	1,750

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized,
2,060,000 shares issued and outstanding at January 31, 2009 and,
2,860,000 shares issued and outstanding at April 30, 2008	2,060	2,860
Additional paid-in capital	83,235	120,138
Deficit accumulated in the development stage	(107,769)	(23,287)

Total Stockholders' Equity (Deficit)	(22,474)	99,711

Total Liabilities and Stockholders' Equity (Deficit)	$193	$101,461

 See accompanying notes to financial statements

MGMT ENERGY INC.
(A Development Stage Company)
Statements of Operations

(Unaudited)

					For the period
					of Inception,
	For the		For the		from May 19,
	Three Months Ended		Nine Months Ended		2005 through
	January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009

Expenses:

Professional Fees	$6,500	$-	$6,500	$-	$6,500
Consulting	16,667		16,667		16,667
Other General & Administrative	329	-	329	-	329

Total Operating Expenses	23,496	-	23,496	-	23,496

Operating Loss From Continuing Operations	$(23,496)	$-	$(23,496)	$-	$(23,496)

Discontinued operations
Loss from discontinued operations	(36,530)		(60,986)		(84,273)

Net Loss	$(60,026)	$-	$(84,482)	$-	$(107,769)

Basic and Dilutive Net Loss Per Share	$(0.02)	$-	$(0.03)	$-

Weighted average number of shares
outstanding, basic and diluted	2,712,174	-	2,810,725	-

 See accompanying notes to financial statements

MGMT ENERGY INC.
(A Development Stage Company)
Statements of Cashflows

(Unaudited)

			For the period
			of Inception,
	For the		May 19,
	Nine Months Ended		2005 to
	January 31,		January 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net Loss from continuing operations	$(23,496)	$-	$(23,496)
Net Loss from discontinued operations	(60,986)		(84,273)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	1,178	-	1,478
Change in operating assets and liabilities:
Accounts Receivable	(14,118)	-	(14,118)
Prepaids	-		(1,500)
Accrued expenses	22,667		22,667

Net Cash used in Operating Activities	(74,755)	-	(99,242)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(23,564)
Net Cash used in Investing Activities	-	-	(23,564)

Cash Flows from Financing Activities
Proceeds from the sale of Common Stock	-	-	122,998
Repayment of loan from officer	(1,750)	-	-
Net Cash provided by (used by) Financing Activities	(1,750)	-	122,998

Net Increase (Decrease) in Cash	(76,505)	-	192

Cash at beginning of period	76,697	-	-

Cash at end of period	$192	$-	$192

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosue of Non-Cash Disposal of Assets related to Discontinued Operations:

Accounts receivable	$14,118	$-	$14,118
Prepaids	1,500	-	1,500
Property and Equipment	22,085	-	22,085
Common stock	(800)	-	(800)
Additional Paid in Capital	(36,903)	-	(36,903)
	$-	$-	$-

 See accompanying notes to financial statements

MGMT ENERGY INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at May 19, 2007	-	$-	$-	$-	$-

Common stock issued for cash on
January 10, 2008 at $0.01 per share	1,800,000	1,800	16,200	-	18,000

Common stock issued for cash on
February 20, 2008 at $0.10 per share	1,060,000	1,060	103,938	-	104,998

Net loss for the year ended April 30, 2008	-	-	-	(23,287)	(23,287)

Balances at April 30, 2008	2,860,000	$2,860	$120,138	$(23,287)	$99,711

Shares retired in the disposal of assets	(800,000)	(800)	(36,903)	-	(37,703)

Net loss from discontinued operations for the nine months ended January 31, 2009	-	-	-	(60,986)	(60,986)

Net loss from continuing operations for the nine months ended January 31, 2009	-	-	-	(23,496)	(23,496)

Balances at January 31, 2009	2,060,000	$2,060	$83,235	$(107,769)	$(22,474)

 See accompanying notes to financial statements

MGMT Energy, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 8-03 of Regulation S-X.  Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2008 included in our Registration Statement on Form S-1 filed with the SEC on July 29, 2008.  The accompanying financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America.  The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

Organization

The Company was initially incorporated in the State of Nevada on May 19, 2005, as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products.  On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business.

As part of that transition, on January 9, 2009, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 100% of the ownership interests in Patoka River Coal Company, LLC, a Delaware limited liability company (“PRCC”), Patoka River Holdings, LLC, a Delaware limited liability company (“PRH”), and Carbon County Holdings, LLC, a Delaware limited liability company (“CCH” and PRCC, PRH and CCH are collectively referred to herein as the “LLCs”) in exchange for the Company’s agreement to issue a total of eight million (8,000,000) shares of the Company’s common stock to the owners of the LLCs, John P. Baugues, Jr., the John Paul Baugues, Sr. Family Trust (the “Trust”), and TRX Capital, LLC, a California limited liability.  At that time, PRCC held an exclusive option to acquire two (2) parcels of land in fee simple, which option expired on January 26, 2009, and CCH held certain leasehold mining rights.  As of March 16, 2009, the Acquisition Agreement has not been completed.

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 800,000 shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.    See Note 6 – Discontinued Operations for further discussion.

On February 5, 2009 the Company changed its name to MGMT Energy, Inc., and moved its principal executive office to Billings, Montana.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $23,496 from continuing operations and loss from discontinued operations of $36,530 during the nine months ended January 31, 2009, and an accumulated deficit of $107,769 since inception. The Company has recently changed its principal business to the coal business, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock and or a debt financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

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

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Development-Stage Company

The Company is considered a development-stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 19, 2005.  Since inception, and more particularly since commencing business in January 2008, the Company has incurred an operating loss of $107,769. Much of this related to consultants and professional fees, as a means to generate working capital.  The Company’s working capital has been generated through the sale of common stock and renting its camera equipment.  Management has provided financial data since May 19, 2005, “Inception”, in the financial statements.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of January 31, 2009.

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 10, 2008 the Board authorized the issue of common stock to two Directors:

Joel Klandrud	900,000 shares at a price of $0.01 per share
President and Chief Operating Officer
Director

Sandra Dosdall	900,000 shares at a price of $0.01 per share
Director

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 800,000 shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.    See Note 6 – Discontinued Operations for further discussion.

On January 14, 2009, the Company entered into a Support Services Agreement with Strands Management Company, LLC (“Strands”).  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Strands.  Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, and other services as agreed by the parties.  Under the Support Services Agreement, the Company will pay to Strands monthly cash fees of $16,667 for the services.  The initial term of the Support Services Agreement expires January 8, 2010.  The Company incurred $16,667 and $0 under the terms of the agreement for the nine months ended January 31, 2009 and 2008, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of January 31, 2009, $16,667 is outstanding under the agreement.

On January 14, 2009, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“MBA”).  MBA is a FINRA member firm.  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of MBA.   Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock.  Under the Placement Agency and Advisory Services Agreement, MBA will receive fees equal to (a) 3%-5% of the gross proceeds raised by the Company in any private placement (b) warrants to purchase 3%-9% of the number of shares of common stock issued or issuable by the Company in connection with the private placement.  The initial term of the Placement Agency and Advisory Services Agreement expires May 14, 2009.  The Company did not incur any expenses under the terms of the agreement during the nine months ended January 31, 2009.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business.  These agreements call for expense reimbursement and various payments upon performance of services.  See Note 3 for further discussion.

Legal

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 75,000,000 shares of its $0.001 common stock.  At January 31, 2009, there were 2,060,000 shares issued and outstanding.

On January 10, 2008, 1,800,000 common shares were issued for cash at $0.01 per share, realizing $18,000.

On February 20, 2008, 1,060,000 common shares were issued for cash at $0.10 per share, realizing $104,998.

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 800,000 shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.    See Note 6 – Discontinued Operations for further discussion.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Leykum SPA”) with Charles S. Leykum, pursuant to which the Company agreed to sell to Mr. Leykum 250,000 shares of the Company’s Common Stock, par value $0.001, for an aggregate price of $250.  The issuance and sale of the shares of Common Stock to Mr. Leykum was subject to customary closing conditions as set forth in the Leykum SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued subsequent to January 31, 2009.  See Note 7.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Master Fund SPA”) with CSL Energy Master Fund, L.P., a Cayman Islands limited partnership (“Master Fund”), pursuant to which the Company agreed to sell to Master Fund 105,000 shares of the Company’s Common Stock, par value $0.001, for an aggregate price of $105.  The issuance and sale of the shares of Common Stock to Master Fund was subject to customary closing conditions as set forth in the Master Fund SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued subsequent to January 31, 2009.  See Note 7.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Energy Fund SPA”) with CSL Energy Fund, L.P., a Delaware limited partnership (“Energy Fund”), pursuant to which the Company agreed to sell to Energy Fund 645,000 shares of the Company’s Common Stock, par value $0.001, for an aggregate price of $645.  The issuance and sale of the shares of Common Stock to Energy Fund was subject to customary closing conditions as set forth in the Energy Fund SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued subsequent to January 31, 2009.  See Note 7.

The stock purchase agreements entered into on January 27, 2009 closed on February 27, 2009.  See Note 6 for further discussion.

NOTE 6 – DISCONTINUED OPERATIONS

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and Director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 800,000 shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.

The following schedule shows the assets and liabilities as of January 14, 2009:

Accounts receivable	$14,118
Prepaids	1,500
Property and Equipment	22,085

The Company’s loss from discontinued operations, for the three and nine months ended January 31, 2009 and 2008, totaled $36,530 and $60,986, respectively.  The Company’s loss from discontinued operations since inception through January 31, 2009, totaled $84,273.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 7 - SUBSEQUENT EVENTS

The stock purchase agreements entered into on January 27, 2009 as disclosed in Note 5, closed on February 27, 2009 providing proceeds of $1,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to MGMT Energy, Inc., a Nevada corporation.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  You should review carefully the section entitled “Risk Factors” beginning on page 14 of this Quarterly Report on Form 10-Q for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved.  You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.  In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Corporate History and Recent Events

 We were initially incorporated in the State of Nevada on May 19, 2005, as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products.  On January 15, 2008, we changed our name to Quantum Information, Inc. In January 2009, we announced that we would transition out of the filmed entertainment products business and into the coal business.

As part of that transition, on January 9, 2009, we entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 100% of the ownership interests in Patoka River Coal Company, LLC, a Delaware limited liability company (“PRCC”), Patoka River Holdings, LLC, a Delaware limited liability company (“PRH”), and Carbon County Holdings, LLC, a Delaware limited liability company (“CCH” and PRCC, PRH and CCH are collectively referred to herein as the “LLCs”) in exchange for our agreement to issue a total of eight million (8,000,000) shares of our common stock to the owners of the LLCs, John P. Baugues, Jr., the John Paul Baugues, Sr. Family Trust (the “Trust”), and TRX Capital, LLC, a California limited liability.  At that time, PRCC held an exclusive option to acquire two (2) parcels of land in fee simple, which option expired on January 26, 2009, and CCH held certain leasehold mining rights.

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to us for cancellation 800,000 shares of our Common Stock, par value $0.001 per share, and (2) assumed all of our liabilities.

Also on January 14, 2009, (1) John Baugues was appointed as our chief executive officer and to our board of directors, (2) Matt Szot was appointed as our chief financial officer, secretary, and treasurer, (3) Tydus Richards was appointed as the chairman of our board of directors, and (4) Joel Klangrud and Sandra Dosdall resigned from our board of directors.

We changed our name to MGMT Energy, Inc. on February 5, 2009, and moved our principal executive office to Billings, Montana.

Results of Operations

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

Operating Expenses

Operating expenses totaled $23,496 for the three months ended January 31, 2009 compared to $0 for the comparable period in the prior year.  We recently changed our principal business to the coal business, and expect to continue to incur operating expenses to pursue our business plan.

Loss from Discontinued Operations

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to us for cancellation 800,000 shares of our Common Stock, par value $0.001 per share, and (2) assumed all of our liabilities.  We incurred losses from discontinued operations of $60,986 for the nine months ended January 31, 2009.

Nine Months Ended January 31, 2009 Compared to Nine Months Ended January 31, 2008

Operating Expenses

Operating expenses totaled $23,496 for the nine months ended January 31, 2009, compared to $0 for the comparable period in the prior year.  We recently changed our principal business to the coal business, and expect to continue to incur operating expenses to our business plan.

Loss from Discontinued Operations

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to us for cancellation 800,000 shares of our Common Stock, par value $0.001 per share, and (2) assumed all of our liabilities.  We incurred losses from discontinued operations of $36,530 for the three months ended January 31, 2009.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $60,026 and $84,482 for the three and nine months ended January 31, 2009, and have an accumulated deficit of $107,769 at January 31, 2009.  At January 31, 2009, we had cash and cash equivalents of $193 and no other assets.

We have not yet established an ongoing source of revenues to cover our operating costs and to allow us to continue as a going concern.  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock.  Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations, in which case, the holders of our common stock would lose all or most of their investment.  Please see “Risk Factors” for information regarding the risks related to our financial condition.

Off-Balance Sheet Arrangements

We do not have any significant off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates is critical to an understanding of our financials.

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

Issuance of Shares for Non-Cash Consideration

We account for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement.  As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability.  The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 related to financial assets and liabilities did not have a material impact on the Company's financial statements.  We are currently evaluating the impact, if any, that SFAS No. 157 may have on our future financial statements related to non-financial assets and liabilities.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues.  FSP No. 157-3 is effective immediately, and applies to the Company’s January 31, 2009 financial statements.  We have concluded that the application of FSP No. 157-3 did not have a material impact on our financial position and results of operations as of and for the periods ended January 31, 2009.

On February 15, 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt this standard in fiscal 2010.  We are currently evaluating the potential impact of the adoption of SFAS No. 141(R) on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010.  We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 1A.	Risk Factors

You should carefully consider the following risks, together with the financial and other information contained in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Risks Relating to Our Company and Business

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities are highly speculative because of the nature of our business and the early stage of its development. We have largely been engaged in the business of producing motion pictures and only recently entered the coal business.  Accordingly, we have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing recoverable reserves of coal, which itself is subject to numerous risk factors as set forth herein. Since we have not generated significant revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations, and there is not assurance that we will be able to obtain such financing or that such financing will be on terms attractive to us.

We have a history of losses and fluctuating operating results.

From inception through to January 31, 2009, we have incurred aggregate losses of approximately $107,769. Our loss from continuing operations for the nine-month period ended January 31, 2009 was $23,496 and our loss from discontinued operations for the nine-month period ended January 31, 2009 was $60,986. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as our ability to acquire mining properties and leases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We will need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Our business strategy will require additional substantial capital investment in future periods.  We require capital for, among other purposes, acquiring new supplies and equipment, acquiring additional reserves, and maintaining compliance with environmental laws and regulations. Because cash generated internally is not sufficient to fund capital requirements in 2009, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on attractive terms.  Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund operations.  In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•           investors’ perceptions of, and demand for, coal products;

•           conditions of the U.S. and other capital markets in which we may seek to raise funds;

•           our future results of operations, financial condition and cash flows;

•           governmental regulation of coal mining; and

•           economic, political and other conditions in the United States and other countries.

Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

 If we fail to generate sufficient cash flow from operations in future periods or to obtain required capital in the future, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness, or our business may fail.

There can be no assurance that we will establish commercial discoveries and/or profitable production programs on any properties.

Exploration for recoverable reserves of coal is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing coal.  There can be no assurance that any property or lease we acquire will lead to profitable production programs.

Our future success depends upon our ability to acquire and develop coal reserves that are economically recoverable.

Our recoverable reserves will decline as we produce coal. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes building our coal deposits base through acquisitions of mineral rights, leases, or producing properties.

Our planned development and exploration projects and acquisition activities may not result in the acquisition of significant coal deposits and we may not have success developing mines.  In order to develop coal deposits, we must obtain various governmental leases and permits.  We cannot predict whether we will obtain the leases and permits necessary for us to operate profitably in the future.

There are uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

There are uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

• geological conditions;

• historical production from the area compared with production from other producing areas;

• the assumed effects of regulations and taxes by governmental agencies;

• assumptions governing future prices; and

• future operating costs, including cost of materials .

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves.   For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially.  Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material.   As a result, our estimates may not accurately reflect our actual reserves.

Some of our Officers and Directors have limited or no prior experience in the coal business and that lack of experience could harm our business.

Although many members of our management team have significant experience in the coal business, our chairman of the board and certain other members of management were not involved in the coal industry prior to the time they joined us.  This lack of experience could place us at a competitive disadvantage.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2009 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely impacted.

We rely heavily on the expertise, experience and continued services of our senior management, including our chief executive officer. The loss of certain of our senior management or other key personnel could adversely impact our ability to achieve our business objectives. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled personnel.  We cannot guarantee that any employee will remain employed by us for any definite period of time and the loss of personnel could have a material adverse effect on our business.  Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. Expansion of our business could require us to employ additional personnel. We expect competition for such personnel to increase as the demand for coal and other energy sources expand. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

Provisions of our Articles of Incorporation, our By-laws and Nevada law could delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Our Articles of Incorporation, our By-laws and Nevada law could delay, defer or prevent a change in control of us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and the rights of our stockholders. For example, our Articles of Incorporation permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board of directors. We are also subject provisions of the Nevada control share laws that may limit voting rights in shares representing a controlling interest in us.  These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board.

Risks Relating to Our Common Stock

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations are expected to be primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to non-Nasdaq listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain our future earnings, if any, to support operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.

 Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our Articles of Incorporation permits the issuance of up to 75,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 12, 2009, we had an aggregate of 71,940,000 shares of our common stock and 10,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Risks Relating to Our Industry

Disruption of rail, barge, overland conveyor and other systems that deliver our coal or an increase in transportation costs could make our coal less competitive.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets.   Disruption of transportation services because of weather-related problems, strikes, lock-outs, break-downs of locks and dams or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability.   Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision.   Increases in transportation costs could make our coal less competitive.

Terrorist attacks and threat, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.  Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war.  Future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations.  As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers.  Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States.  In addition, disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any, or a combination, of these occurrences could have a materially adverse effect on our business, financial condition and results of operations.

Competition within the coal industry may adversely affect our ability to sell our coal and overcapacity in the coal industry could adversely affect pricing, either of which could impair our profitability.

The market for coal is intensely competitive.  Currently, some of the largest coal producers and competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Foundation Coal Holdings, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company, Murray Energy, Inc., Patriot Coal Corporation and Peabody Energy Corp. These coal producers are larger and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in both Montana and Indiana.  As the price of domestic coal increases, we may also begin to compete with companies that produce coal from one or more foreign countries.

Additionally, coal competes with other fuels such as petroleum, natural gas, hydropower and nuclear energy for steam and electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel.

If we are not as successful as our competitors, our sales could decline, which could materially harm our business, prospects, financial condition, results of operations and cash flows.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards, which are continually under review by international, federal and state agencies, related to coal combustion.   As a result, they may switch to other fuels, which would adversely affect our sales.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned.   Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby reducing demand for coal as a fuel source, the volume of our coal sales and price.   Stricter regulations could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users will need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels.   Each option has limitations.   Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs.   The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines.   Switching to other fuels may require expensive modification of existing plants. The extent to which power generators switch to alternative fuel could materially affect us if we cannot offset the cost of sulfur removal by lowering the delivered costs of our higher sulfur coals on an energy equivalent basis.

Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels.   For example, in 2005 the Environmental Protection Agency proposed separate regulations to establish mercury emission limits nationwide and to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides throughout the eastern United States.   The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in a number of eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates.   In addition, Congress and several states may consider legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters.   Any new or proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future.   To the extent that any new or proposed requirements affect our customers, this could adversely affect our operations and results.

Proposals to regulate greenhouse gas emissions could impact the market for our fossil fuels, increase our costs, and reduce the value of our coal assets.

Numerous proposals have been made at the international, national, regional, and state levels of government that are intended to limit emissions of greenhouse gas (“GHGs”), such as carbon dioxide and methane.   Combustion of fossil fuels, such as the coal we seek to produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal end users.   Several states have already adopted measures requiring reduction of GHGs within state boundaries.   If comprehensive regulations focusing on GHGs emission reductions were to be enacted by the United States or additional individual states, it may adversely affect the use of and demand for fossil fuels, particularly coal.   Further regulation of GHGs could occur in the United States pursuant to treaty obligations, regulation under the clean air act, or regulation under state law.   In 2007, the U.S. Supreme Court held in Massachusetts v.  Environmental Protection Agency, that the Environmental Protection Agency had authority to regulate GHG’s under the Clean Air Act, reversing the Environmental Protection Agency’s interpretation of the Clean Air Act.   This decision could lead to federal regulation of GHGs under the existing clean air act of coal-fired electric generation stations, which could adversely affect demand for our coal.

 Our mines will be subject to stringent federal and state safety regulations that may increase our cost of doing business, and may place restrictions on our methods of operation.   In addition, government inspectors under certain circumstances, have the ability to order our operation to be shut down based on safety considerations.

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Health and Safety Act of 1969 was adopted.   The Federal Coal Mine Safety and Health Act of 1977 expanded the enforcement of safety and health standards of the Coal Mine Health and Safety Act of 1969 and imposed safety and health standards on all (non-coal as well as coal) mining operations.   Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, the equipment used in mine emergency procedures, mine plans and other matters.   The various requirements mandated by law or regulation can have a significant effect on operating costs and place restrictions on our methods of operations.   In addition, government inspectors under certain circumstances, have the ability to order our operation to be shut down based on safety considerations.

Coal mining is a dangerous industry, and lapses in our safety practices or natural disasters beyond our control could close our coal mine for an extended period of time, which would likely cause the failure of our operations.

Coal mining, especially underground coal mining, is dangerous.  Great care must be taken to assure safe, continued operations.  Past experiences of others in the industry indicate that lapses in safety practices can result in catastrophic collapse of a coal mining operation.  Even when best mining practices are strictly observed, natural disasters such as an earthquake could possibly destroy a coal mine’s operations.  Any catastrophic event at our coal mine which would close our mine for an extended period of time likely would cause the failure of our operations.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in coal pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of coal and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Exploratory and development drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2009, the Company sold 105,000 shares of its common stock to CLS Energy Master Fund, L.P., a Cayman Islands limited partnership for an aggregate price of $105.  There were no underwriting discounts or commissions.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

On February 27, 2009, the Company sold 250,000 shares of its common stock to Charles S. Leykum for an aggregate price of $250.  There were no underwriting discounts or commissions.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

On February 27, 2009, the Company sold 645,000 shares of its common stock to CLS Energy Fund, L.P., a Delaware limited partnership for an aggregate price of $645.  There were no underwriting discounts or commissions.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On January 14, 2009, we submitted the following proposal (the “Proposal”) to our stockholders for approval by written consent:

•
The sale by us to Joel Klandrud of all of our assets, pursuant to that certain Asset Sale Agreement, dated January 14, 2009, in exchange for (1) the surrender to us by Mr. Klandrud of 800,000 shares of our Common Stock, par value $0.001 per share, and (2) the assumption by Mr. Klandrud of all of our liabilities.

1,800,000 shares voted in favor of the Proposal by written consent.  The shares voted in favor of the Proposal constituted a majority of the voting shares outstanding.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

Exhibit 2.1
Acquisition Agreement, dated as of January 9, 2009, entered into by and between the registrant and John P. Baugues Jr., The John Paul Baugues Sr. Family Trust, and TRX Capital, LLC, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2009

Exhibit 10.1
Agreement for Sale of Assets, dated January 14, 2009, entered into between the registrant and Joel Klanrud, incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2009

Exhibit 10.2	Support Services Agreement, dated January 8, 2009, between Strands Management Company, LLC and the registrant*

Exhibit 10.3	Engagement Letter, dated January 8, 2009, between the registrant and Monarch Bay Associates, LLC*

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 17, 2009	MGMT Energy, Inc.

	By:	/s/ Tydus Richards
Tydus Richards, Chairman

	By:	/s/ John Baugues, Jr.
John Baugues, Jr., Chief Executive Officer

	By:	/s/ Matt Szot
Matt Szot, Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 2.1
Acquisition Agreement, dated as of January 9, 2009, entered into by and between the registrant and John P. Baugues Jr., The John Paul Baugues Sr. Family Trust, and TRX Capital, LLC, incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2009

Exhibit 10.1
Agreement for Sale of Assets, dated January 14, 2009, entered into between the registrant and Joel Klanrud, incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2009

Exhibit 10.2	Support Services Agreement, dated January 8, 2009, between Strands Management Company, LLC and the registrant*

Exhibit 10.3	Engagement Letter, dated January 8, 2009, between the registrant and Monarch Bay Associates, LLC*

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith