Form 10-K
period 2009-04-30
Management Energy, Inc.
filed 2009-08-13
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

COMMISSION FILE NUMBER 333-152608

Management Energy, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	26-1749145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30950 Rancho Viejo Road, Suite 120
San Juan Capistrano, California	92675
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 373-7286

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

            State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 12, 2009:  $19,503,438

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

As of August 12, 2009, 72,325,000 shares of the Registrant’s Common Stock were outstanding.

Management Energy, Inc.

FORM 10-K
For the Fiscal Year Ended April 30, 2009

i

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments in our markets and strategic focus; new development project;  estimated recoverable reserves; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Risk Factors” in Item 1.A. of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Form 10-K.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

General

Our business plan is to engage in the exploration, extraction and distribution of coal.  We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We have not engaged in the preparation of an established commercially mineable coal deposit for extraction or in the exploitation of a coal deposit. We will be in the exploration stage until we discover commercially viable coal deposits on the Property or any other property that we acquire, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

We currently lease approximately 6,254 acres located in the vicinity of Bridger in Carbon County, Montana (the “Bridger Property”), for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bridger Property can be determined.  We have done preliminary estimates of the surface seams on the Bridger Property, and intend to perform phase 1 drilling commencing in the fourth quarter of calendar year 2009 in order to determine whether it contains a commercially viable coal deposit.

There is no assurance that a commercially viable coal deposit exists on the Bridger Property.  Furthermore, there is no assurance that we will be able to successfully develop the Bridger Property or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

Company History

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

As part of that transition, on January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, in exchange for the surrender to us by Mr. Klandrud of 4,000,000 shares of the our common stock, and the assumption by Mr. Klandrud all of the our liabilities.  We also changed our name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect our business focus.

On April 13, 2009, we entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with Carbon County Holdings, LLC, a Delaware limited liability company (“CCH”), John P. Baugues, Jr., our former Chief Executive Officer and director, The John Paul Baugues, Sr. Family Trust, the beneficiaries of which are John P. Baugues, Jr. and his children  (the “Baugues Trust”), and Tydus Richards, the former Chairman of our board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to us all of CCH’s rights and obligations under that certain Mining Lease, dated on or around January 16, 2009 (the “Bridger Lease”), between CCH, on the one hand, and Edith L. Bolzer and Richard L. Bolzer, as lessors, on the other hand, for the purpose of mining and removing coal from the Bridger Property.  In exchange for the contribution and assignment of the Bridger Lease, we agreed to issue to each of Mr. Baugues, the Baugues Trust, and Mr. Richards, the sole members of CCH, the number of shares of our Common Stock set forth opposite such member’s name below.

Name of Member	Number of Shares
John P. Baugues, Jr.	15,925,000
The John Paul Baugues, Sr. Family Trust	16,575,000
Tydus Richards	27,500,000
Total	60,000,000

Under the terms of the Bridger Lease, we are required to pay to the lessors (1) a minimum annual payment in an amount equal to $62,541 in each year during the initial ten (10) year term of the Bridger Lease, subject to increases in future years (the “Minimum Annual Payment”) and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Bridger Property (the “Royalty”).  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Bridger Property, we are required to pay a damage fee of $0.15 per ton for such coal (the “Damage Fee”).  In the event that the Royalty and/or the Damage Fee in any year during the term exceeds twice the Minimum Annual Payment, we are not required to make the Minimum Annual Payment for that year.

The Bridger Lease is effective for a 10 year term.  We have the right to renew the Bridger Lease for two additional 10 year terms upon at least 90 days written notice to the lessors prior to the expiration of the then-current term.  After 3 years from the effective date, we have the right to terminate the Bridger Lease, on any annual anniversary, upon 90 days prior written notice to the lessors and upon payment of all damage fees, rentals and royalties accrued through the date of termination.

The consideration that we agreed to pay to acquire the Bridger Lease was approved by holders of a majority of our common stock.  The closing of the transaction under the Contribution Agreement was subject to approval of our stockholders.  On April 11, 2009, our stockholders approved the transaction.  On April 13, 2009, we consummated the transactions contemplated by the Contribution Agreement, including acquisition of the Bridger Lease.

On May 28, 2009, we completed a five-for-one stock split of our common stock and an increase in the number of our authorized shares of common stock to 300,000,000.  The share and per-share information disclosed within this Form 10-K reflect the completion of this stock split.

Coal Characteristics

Coal is a combustible, sedimentary, organic mineral composition, which is composed mainly of carbon, hydrogen and oxygen. Coal goes through the process of coalification as it matures, affecting its chemical and physical properties. There are various grades of coal, ranging from low rank coals (lignite and sub-bituminous) to hard coals (bituminous and anthracite). Bituminous coal is used as either thermal coal or coking coal, depending on its properties. The properties of the coal determine its value in the market, and include but are not limited to calorific value, sulfur, moisture and ash content.

In the event the Bridger Property is found to contain commercially viable coal deposits, they are expected to yield high-bituminous low-sulfur coal, which is primarily used for power generation and industrial uses.

The Coal Industry

Generally.  Global economic growth, the primary driver of energy demand, is conservatively forecasted to increase by an average of 3.2% per annum between 2002 and 2030, according to the World Coal Institute (“WCI”). The world’s population is expected to increase from its current level of 6.4 billion to 8 billion by 2030, according to the United Nations’ 2004 world population prospects report. International Energy Agency (“IEA”) projections indicate that if governments continue with current energy policies, global demand for energy will increase by almost 60% by 2030, with more than two-thirds of this increase coming from developing countries.

Fossil fuels will continue to dominate energy consumption – accounting for around 85% of the increase in world primary energy demand over the next 30 years, according to the IEA. Although nuclear energy provides a significant proportion of energy in some economies, it can face very long permitting and construction cycles and private financing is difficult to find. Renewable energies are growing fast, but from a small base and, by 2030, they are still only expected to meet 14% of total energy demand, according to the IEA.

Coal prices in the western United States increased during 2008 according to the Energy Information Administration (“EIA”). This price escalation is primarily attributable to increased international demand, escalation of oil prices, and the weakening of the United States dollar. Although it is impossible to predict whether prices for coal will continue to escalate, as a result of the recent drop in oil prices and the worldwide economic downturn, we believe that a large amount of the electricity in the United States will continue to be generated by coal.

We believe that rapid economic expansion in developing nations, particularly China and India, has increased global demand for coal. We expect coal exports from the United States to increase in response to growing global coal demand, particularly as some of the traditional coal export nations experience mine, port, rail and labor challenges. We estimate that higher domestic demand for coal and higher U.S. coal exports will positively influence domestic coal demand. Additionally, we expect decreased production, particularly in the Central Appalachian region of the United States, to adversely impact domestic coal supply in the coming years. We anticipate continuing demand growth and weaker coal supplies to exert upward pressure on coal pricing in the future.

Global Coal Supply and Demand.   Because of its availability, stability and affordability, coal is a major contributor to the global energy supply, providing approximately 40% of the world’s electricity, according to the WCI. Coal is also used in producing approximately 70% of the world’s steel supply, according to the WCI. Coal reserves can be found in 70 countries around the world.

Coal is traded worldwide and can be transported to demand centers by ship and by rail. Worldwide coal production approximated 5.9 billion tons in 2006 and 5.4 billion tons in 2005, according to the WCI. China produces more coal than any other country in the world. Historically, Australia has been the world’s largest coal exporter, exporting more than 200 million tons in each of the last three years, according to the WCI. China, Indonesia and South Africa have also historically been significant exporters in the global coal markets.  However, growing demand in China has resulted in declining coal exports and increasing coal imports. These trends have caused China to become a less significant seaborne coal supply source.

U.S. Coal Consumption.  In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Coal consumption in the United States has increased from 505.8 million tons in 1973 to approximately 1.2 billion tons in 2007, based on information provided by the EIA.

Throughout the United States, coal has long been favored as a fuel to produce electricity because of its cost advantage and its availability. Since 1973, the use of coal to generate electricity in the United States has nearly tripled in response to growing electricity demand. According to the EIA, coal accounted for approximately 49% of U.S. electricity generation in 2007 and is projected to account for approximately 55% in 2030.  Much of the projected growth in U.S. coal consumption occurs after 2015, when a substantial amount of new coal-fired generating capacity is projected to come on line.

According to the National Mining Association (“NMA”), coal is the lowest-cost fossil fuel used in producing electricity. We estimate that the cost of generating electricity from coal is less than one-third of the cost of generating electricity from other fuels. According to the EIA, the average delivered cost of coal to electric power generators during the first ten months of 2007 was $1.77 per million British thermal units (“BTUs”).

The EIA projects that power plants will increase their demand for coal as demand for electricity increases. The EIA estimates that electricity demand may increase up to 39% by 2030, despite continuing efforts throughout the United States to become more energy efficient. Coal consumption has generally grown at the pace of electricity growth because coal-fueled electricity generation is used in most cases to meet baseload requirements.

Coal is expected to remain the fuel of choice for domestic power generation through at least 2030, according to the EIA. Through that time, we expect new technologies intended to lower emissions of mercury, sulfur dioxide, nitrogen oxide and particulate matter will be introduced into the power generation industry. We believe these technological advancements will help coal retain its role as a key fuel for electric power generation well into the future.

The other major market for coal is the steel industry. Coal is essential for iron and steel production. According to the WCI, approximately 64% of all steel is produced from iron made in blast furnaces that use coal. The steel industry uses metallurgical coal, which is distinguishable from other types of coal because of its high carbon content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the price offered by steel makers for metallurgical coal is generally higher than the price offered by power plants and industrial users for steam coal. Rapid economic expansion in China, India and other parts of Southeast Asia has significantly increased the demand for steel in recent years.

Over the past year, prices for oil and natural gas in the United States have reached record levels because of increasing demand and tensions regarding international supply, although recently prices have dropped markedly. Historically, high oil and gas prices and global energy security concerns have increased government and private sector interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be refined further to produce transportation fuels, such as low-sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. We expect advances in technologies designed to convert coal into electricity through coal gasification processes and to capture and sequester carbon dioxide emissions from electricity generation and other sources. These technologies have garnered greater attention in recent years due to developing concerns about the impact of carbon dioxide on the global climate. We believe the advancement of coal-conversion and other technologies represent a positive development for the long-term demand for coal.  We believe that this advancement will continue despite the recent decline in oil and natural gas prices.

U.S. Coal Production.   The United States produces approximately one-fifth of the world’s coal and is the second largest coal producer in the world, exceeded only by China. Coal in the United States represents approximately 94% of the domestic fossil energy reserves with over 250 billion tons of recoverable coal, according to the U.S. Geological Survey. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for more than 200 years.

Our Site

Property Location and Access.  We have the rights to mine the Bridger Property situated approximately two miles west of Bridger, which is located in Carbon County, Montana.  The Burlington Northern’s railroad line provides the principal means of transport to bring in goods and heavy equipment and export coal.  The road network in Carbon County is Highway 308.   Access to the areas where we intend to mine is by county road.

Claim Status.   We have a leasehold interest in the Bridger Property.

History.  Historically, the Bridger, Bearcreek and Red Lodge coal fields in Montana were mined from the late 1880’s until the early 1950’s.  Records indicated that there were over 700 million tons of coals in these three indicated fields.  The major customer base for the fields at the time was the railroads.    There were 16 different underground mines in operations at various times during the period.   Pacific Corp mined in this location in 1975.

 Property Condition.  The Bridger Property currently is ranch land, and has access to power lines sufficient to provide power for our currently forecasted needs.

Geology. The Bridger Property is sparsely populated, with no streams and no environmental impediments to mining.  There are three mineable coal seams in the Bridger Property we currently hold with seam thickness ranging from three to eight feet.  Some of the lower seams may contain metallurgical coal characteristics.  There are approximately four to eight mineable coal seams in the Bridger, Bearcreek and Red Lodge coal fields, taken as a whole. The seams contain upper cretaceous mesaverde meeteetsc formations and also paleocene fort union formations.

Distribution

The railroad loading for the Bridger Property would be located near Bridger, Montana on Burlington Northern’s Thermopolis / Casper railroad line. We plan to build a rail line of approximately 5 miles to connect our mines to the Burlington Northern railroad line.  We currently have no distribution contracts in place.

Strategic Positioning

Our strategy is to identify and acquire under-valued mining rights to undeveloped coal reserves and add significant value by applying our project development expertise in the following areas:

•	verification of reserves;

•	acquisition of government permitting;

•	development of a project plan;

•	implementation of mining operations;

•	development of distribution relationships; and

•	development of customer relationships.

We believe this strategic focus will position us to compete effectively against our larger competitors.  Possible purchasers of our products include larger coal producers, electric utilities and financial institutions (private equity and hedge funds) who invest in the basic materials and/or energy sectors, for example: National Coal Corp., AES Corp. Cline Energy, Sempra, James River Coal Company, Sumitomo, Chinese Coal Company, DTE Energy, Arch Coal, Inc. and Peabody Energy Corp.

We also believe we will benefit from the following market factors and trends:

•
Long-Term Demand Growth:  Coal-based electricity generation represents approximately 50% of total electricity produced in the United States and is projected to maintain its power generation share as total electricity demand continues to grow through 2030 according to the WCI.

•
Favorable Regulatory Environment: The current White House administration recently outlined a stimulus package providing tax credits and business incentives to produce lower cost and cleaner coal, the type of coal we believe is represented by our potential reserves.

•
Potential Industry-Wide Coal Supply Constraints: We believe that incremental coal supply has recently been constrained by the limited availability of the capital markets, and potential concerns over regulatory changes, such as the prohibition of mountaintop removal mining. These supply constraints could limit production of various types of coal throughout the United States, creating a stronger pricing environment for our coal.

Competition

The coal industry is intensely competitive.  Some of the most important competitive factors are quality (including sulfur and heat content), transportation costs from the mine to the customer, and the reliability of supply. Currently, some of the largest coal producers and competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Foundation Coal Holdings, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company, Murray Energy, Inc., Patriot Coal Corporation and Peabody Energy Corp. These coal producers are larger and have greater financial resources and larger reserve bases than we do.  We also compete directly with a number of smaller producers in both Montana and Indiana.  As the price of domestic coal increases, we may also begin to compete with companies that produce coal from one or more foreign countries.

Additionally, coal competes with other fuels, such as petroleum, natural gas, hydropower and nuclear energy for steam and electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel.

Regulations and Laws

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

•	employee health and safety;

•	mine permits and other licensing requirements;

•	air quality standards;

•	water quality standards;

•	storage of petroleum products and substances which are regarded as hazardous under applicable laws or which, if spilled, could reach waterways or wetlands;

•	plant and wildlife protection;

•	reclamation and restoration of mining properties after mining is completed;

•	storage and handling of explosives;

•	wetlands protection;

•	surface subsidence from underground mining;

•	reduction of carbon dioxide emissions; and

•	the effects, if any, that mining has on groundwater quality and availability.

In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on our mining operations or our customers’ ability to use coal.

We are committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of the extensive and detailed nature of these regulatory requirements, compliance with all of these regulations could be a significant expense.  Although it is not possible to quantify the costs of compliance with applicable federal and state laws and the associated regulations, these potential costs are expected to be significant.  Compliance with these laws and regulations has substantially increased the cost of coal mining for domestic coal producers.

Employees

We have no employees as of August 10, 2009.  We believe that our future success will depend, in part, on our ability to attract, hire and retain qualified personnel with knowledge of the coal industry.

Item 1A.          Risk Factors.

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Management Energy, Inc. and our business.

Risks Relating to Our Company and Business

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities are highly speculative because of the nature of our business and the early stage of its development. We have largely been engaged in the business of producing motion pictures and only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing recoverable reserves of coal, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues from continuing operations, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations, and there is not assurance that we will be able to obtain such financing or that such financing will be on terms attractive to us.

We have never generated any revenue from continuing operations and have a history of losses.

From inception through to April 30, 2009, we have incurred aggregate losses of approximately $1,452,648. Our loss from continuing operations for the fiscal year ended April 30, 2009 was $1,369,375 and our loss from discontinued operations for the fiscal year ended April 30, 2009 was $59,986. We have never generated any revenues from continuing operations.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as our ability to acquire mining properties and leases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

Our former Chief Executive Officer recently resigned and we are involved in a dispute with him regarding the development of our existing coal project opportunities.

Effective July 10, 2009, John P. Baugues, Jr. resigned as our Chief Executive Officer and a member of our Board of Directors.  As stated in his resignation letter, Mr. Baugues’ decision to resign was based on his belief that we had breached a number of material agreements with him, including (but not limited to) the following: an inability to agree on a suitable employment agreement, an agreement that he would be paid a salary, an agreement that his expenses would be reimbursed, and an agreement that we would secure adequate funding to complete the development of our coal mining project in Carbon County, Montana.   We disagree with Mr. Baugues’ assertion that we have breached any material agreement with him.

Subsequent to his resignation, Mr. Baugues also has taken the position that certain coal development opportunities (other than the Bridger Property) that were pursued by us while Mr. Baugues was an officer and director are not our corporate opportunities and that he has the right to pursue them independently.  We intend to defend vigorously our interests in these coal development project opportunities.  However there is no assurance that we can prevent Mr. Baugues from pursuing the opportunities independently.  Even if we are successful in preventing Mr. Baugues from pursuing the opportunities, there is no assurance that we will be successful in acquiring and developing the projects without the involvement of Mr. Baugues.

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

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	investors' perceptions of, and demand for, coal products;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows;

•	governmental regulation of coal mining; and

•	economic, political and other conditions in the United States and other countries.

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

There can be no assurance that we will establish commercial discoveries and/or profitable production programs on the Bridger Property or any other properties we acquire.

Exploration for recoverable reserves of coal is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing coal.

We currently lease approximately 6,254 acres located in the vicinity of Bridger in Carbon County, Montana for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bridger Property can be determined.  We have done preliminary estimates of the surface seams on the Bridger Property, and intend to perform phase 1 drilling commencing in the fourth quarter of the calendar year 2009 in order to determine whether it contains a commercially viable coal deposit.

There is no assurance that a commercially viable coal deposit exists on the Bridger Property.  Furthermore, there is no assurance that we will be able to successfully develop the Bridger Property or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

Our future success depends upon our ability to acquire and develop coal reserves that are economically recoverable.

Our recoverable reserves, if any, will decline as we produce coal. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes building our coal deposits base through acquisitions of mineral rights, leases, or producing properties.

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

There are uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs, including cost of materials.

Each of these factors may, in fact, vary considerably from the assumptions used in estimating reserves.   For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially.  Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material.   As a result, our estimates may not accurately reflect our actual reserves.

Our officers and directors have no prior experience in the coal business and that lack of experience could harm our business.

Our current chief executive officer and other members of management were not involved in the coal industry prior to the time they joined us.  This lack of experience places us at a significant operational and competitive disadvantage and makes it difficult for us to obtain the funding we need to execute our business plan.

If we are unable to attract and retain additional qualified personnel, our ability to execute our business plan will be adversely impacted.

We believe our execution of our business plan will depend upon our ability to attract and retain skilled personnel with experience in the coal industry.  There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled and experienced employees. Further, we cannot guarantee that any employee will remain employed by us for any definite period of time.  Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our requirements. We expect competition for such personnel to increase as the demand for coal and other energy sources expand. Our inability to hire or retain sufficient personnel at competitive rates or the loss of personnel could impair the growth of our business.

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

Risks Relating to Our Industry

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

Proposals to regulate greenhouse gas emissions could impact the market for our fossil fuels, increase our costs, and reduce the value of our coal assets. Numerous proposals have been made at the international, national, regional, and state levels of government that are intended to limit emissions of greenhouse gas (“GHGs”), such as carbon dioxide and methane.   Combustion of fossil fuels, such as the coal we seek to produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal end users.   Several states have already adopted measures requiring reduction of GHGs within state boundaries.   If comprehensive regulations focusing on GHGs emission reductions were to be enacted by the United States or additional individual states, it may adversely affect the use of and demand for fossil fuels, particularly coal.  Further regulation of GHGs could occur in the United States pursuant to treaty obligations, regulation under the Clean Air Act, or regulation under state law.  In 2007, the U.S. Supreme Court held in Massachusetts v.  Environmental Protection Agency, that the Environmental Protection Agency had authority to regulate GHG's under the Clean Air Act, reversing the Environmental Protection Agency's interpretation of the Clean Air Act.   This decision could lead to federal regulation of GHGs under the existing Clean Air Act of coal-fired electric generation stations, which could adversely affect demand for our coal.

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

Coal mining, especially underground coal mining, is dangerous.  Great care must be taken to assure safe, continued operations.  Past experiences of others in the industry indicate that lapses in safety practices can result in catastrophic collapse of a coal mining operation.  Even when best mining practices are strictly observed, natural disasters such as an earthquake could possibly destroy a coal mine's operations.  Any catastrophic event at our coal mine which would close our mine for an extended period of time likely would cause the failure of our operations.

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

Disruption of rail, barge, overland conveyor and other systems that may deliver our coal or an increase in transportation costs could make our coal less competitive.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets.   Disruption of transportation services because of weather-related problems, strikes, lock-outs, break-downs of locks and dams or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability.   Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer's purchasing decision.  Increases in transportation costs could make our coal less competitive.

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

Risks Relating to Our Common Stock

Some of our former officers and directors beneficially own a substantial percentage of our outstanding common stock, which gives them control over certain major decisions on which our stockholders may vote, which may discourage an acquisition of us.

Our former Chief Executive Officer and former Chairman of of our Board of Directors, beneficially own, approximately 34.6% and 31.0% of our outstanding common stock.  The interests of our former officers and directors may differ from the interests of other stockholders, and they may, by virtue of their ownership stake, be able to exert substantial influence or otherwise control many corporate actions requiring stockholder approval, including the following actions:

•	electing or defeating the election of directors;

•	amending or preventing amendment of our articles of incorporation or bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of our former officers and directors may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Provisions of our Articles of Incorporation, our Bylaws and Nevada law could delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Our articles of incorporation, our bylaws and Nevada law could delay, defer or prevent a change in control of us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and the rights of our stockholders. For example, our Articles of Incorporation permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board of directors. We are also subject provisions of the Nevada control share laws that may limit voting rights in shares representing a controlling interest in us.  These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because our operations currently are, expected to be primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds, if any are available, from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of August 10, 2009, we had an aggregate of 72,325,000 shares of our common stock and 10,000,000 shares of our preferred stock authorized but unissued.  Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 2.          Description of Properties.

As of July 2009, our corporate offices are located at 30950 Rancho Viejo Rd #120, San Juan Capistrano, California 92675 in a shared office space with Strands Management Company, LLC (“Strands”).  David Walters, our director, is a managing member, and 50% owner, of Strands.   We currently are not assessed any rental charges for the use of this space.

The premises used during the year ended April 30, 2009 were provided to us without charge.  We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

Other than the Bridger Property, we do not currently own or lease any real property.

Item 3.          Legal Proceedings.

Effective July 10, 2009, John P. Baugues, Jr. resigned as our Chief Executive Officer and a member of our Board of Directors.  As stated in his resignation letter, Mr. Baugues’ decision to resign was based on his belief that we had breached a number of material agreements with him, including (but not limited to) the following: an inability to agree on a suitable employment agreement, an agreement that he would be paid a salary, an agreement that his expenses would be reimbursed, and an agreement that we would secure adequate funding to complete the development of our coal mining project in Carbon County, Montana.   We disagree with Mr. Baugues’ assertion that we have breached any material agreement with him.

Subsequent to his resignation, Mr. Baugues also has taken the position that certain coal development opportunities (other than the Bridger Property) that were pursued by us while Mr. Baugues was an officer and director are not our corporate opportunities and that he has the right to pursue them independently.  We intend to defend vigorously our interests in these coal development project opportunities.

No other legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.          Submission of Matters to a Vote of Security Holders.

On January 20, 2009, stockholders holding a majority of our outstanding shares of common stock gave their signed written consent to action without a meeting to approve an amendment to our Articles of Incorporation to change our name from Quantum Information, Inc. to “MGMT ENERGY, INC.”  This action is described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009 as well as definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 30, 2009.

On April 11, 2009, stockholders holding a majority of our outstanding shares of common stock gave their signed written consent to action without a meeting to approve the Contribution Agreement through which we acquired the rights and obligations under the Bridger Lease.

On May 28, 2009, stockholders holding a majority of our outstanding shares of common stock gave their signed written consent to action without a meeting to approve an amendment to our Articles of Incorporation (i) to approve a five-for-one hundred reverse stock split of our common stock,  (ii) to authorize (after giving effect to the stock split) 300,000,000 authorized shares of our common stock having a par value of $0.001 per share, and (iii) to change our name from “MGMT ENERGY, INC” to “Management Energy, Inc.”  These matters are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2009.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.

Our Common Stock is quoted on the OTC Electronic Bulletin Board under the symbol “MMEX”. The following table indicates the quarterly high and low trading prices for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2009 and April 30, 2008. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

 Prior to May 28, 2009 and the effectiveness of our 5-for-1 stock split, our stock symbol on the OTC Electronic Bulletin Board was “MGEG”.

Sales Prices
	High	Low
Fiscal 2008
1st Quarter	n/a	n/a
2nd Quarter	n/a	n/a
3rd Quarter	n/a	n/a
4th Quarter	n/a	n/a

Fiscal 2009
1st Quarter	n/a	n/a
2nd Quarter	n/a	n/a
3rd Quarter	n/a	n/a
4th Quarter	$0.81	$0.40

There were 26 holders of record of our common stock as of August 10, 2009.  The last sale price for our common stock as reported on August 11, 2009 was $1.36.

We did not pay dividends on our common stock for the fiscal year ended April 30, 2009 and have no plans to do so in the foreseeable future.

We do not have an equity compensation plan.

Item 6.          Selected Financial Data.

Not applicable.

Item 7.          Management’s Discussion and Analysis or Plan of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled “Risk Factors” in Item 1.A. and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview

Our business plan is to engage in the exploration, extraction and distribution of coal.  We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We have not engaged in the preparation of an established commercially mineable coal deposit for extraction or in the exploitation of a coal deposit. We will be in the exploration stage until we discover commercially viable coal deposits on the Bridger Property or any other property that we acquire, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

We currently lease the Bridger Property, which consists of approximately 6,254 acres located in the vicinity of Bridger in Carbon County, Montana, for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bridger Property can be determined.  We have done preliminary estimates of the surface seams on the Bridger Property, and intend to perform phase 1 drilling commencing in the fourth quarter of calendar year 2009 in order to determine whether it contains a commercially viable coal deposit.

There is no assurance that a commercially viable coal deposit exists on the Bridger Property.  Furthermore, there is no assurance that we will be able to successfully develop the Bridger Property or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

As we execute our business plan in the fiscal year ending April 30, 2010, we expect to incur a substantial amount of operating expenses that have not been incurred or reflected in our historical results of operations, including: mining lease expenses and expenses for personnel, operations, and professional fees. We also expect that we will continue to incur stock based compensation charges in future periods as we will likely issue equity awards as a form of compensation to management and other professional service providers.

Results of Operations

Fiscal Year Ended April 30, 2009, Compared to Fiscal Year Ended April 30, 2008

Revenues

We have only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the second quarter of calendar year 2010.

Operating Expenses

Operating expenses from continuing operations totaled $1,369,375 for the fiscal year ended April 30, 2009 compared to $0 for the comparable period in the prior year.  The current year operating expenses primarily consist of a non-cash stock based compensation charge recorded of $1,163,500 for the 1,625,000 shares of our common stock issued as a retainer under our Support Services Agreement, with Strands Management Company.  Operating expenses for the fiscal year ended April 2009 also include $62,541 of acquisitions costs related to the Bridger Lease acquisition, $66,668 of consulting fees, and $51,800 of other professional fees.

We recently changed our principal business to the coal business, and expect to continue to incur operating expenses to pursue our business plan.

Loss from Discontinued Operations

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to us for cancellation 4,000,000 shares of our Common Stock, par value $0.001 per share, and (2) assumed all of our liabilities.  We incurred losses from discontinued operations of $59,986 for the fiscal year ended April 30, 2009.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $1,429,361 and $23,287 for the years ended April 30, 2009 and 2008, respectively and have an accumulated deficit of $1,452,648 at April 30, 2009.  At April 30, 2009, we had cash and cash equivalents of $900 and no other assets.

We have not yet established a source of revenues to cover our operating costs and to allow us to continue as a going concern.  We do not expect to generate any revenues until at least the second quarter of calendar year 2010.  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, significant additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

The business of exploring, extracting and distributing coal is capital intensive.  Execution of our business strategy will require substantial capital investment in the short-term and in future periods.  We require capital for, among other purposes, identifying and acquiring additional reserves and developing acquired reserves.

Because cash generated internally is not sufficient to fund capital requirements in 2009, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on attractive terms.

On July 24, 2009, we completed the sale of 400,000 shares of our common stock at a purchase price of $1.00 per share. The investor was an entity controlled by the former Chairman of our Board of Directors. In connection with the sale, we agreed that we will not expend the proceeds of the offering without the consent of the investor.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending April 30, 2010.  We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease or delay development of our operations, sell assets or our business may fail.   In each such case, the holders of our common stock would lose all or most of their investment.  Please see “Risk Factors” for information regarding the risks related to our financial condition.

Critical Accounting Policies and Estimates
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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues.  FSP No. 157-3 is effective immediately, and applies to the Company’s January 31, 2009 financial statements.  We have concluded that the application of FSP No. 157-3 did not have a material impact on our financial position and results of operations as of and for the year ended April 30, 2009.

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

Off-Balance Sheet Arrangements

As of April 30, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Quantitative and Qualitative Disclosures About Market Risk

 We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 8.          Financial Statements.

The information required by this item is included on pages F-1 through F-7.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.       Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to Management Energy, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

         Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

          Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•        Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

          Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

          Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2009.

We continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended April 30, 2010.

          This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

Item 9B.       Other Information

Not applicable.

PART III

Item 10.          Directors and Executive Officers of Management Energy, Inc.

The following table presents information with respect to our directors and executive officers.

Name	Age	Position

David Walters	46	Chief Executive Officer and Director

Matt Szot	35	Chief Financial Officer, Secretary and Treasurer

Directors

DAVID WALTERS
Mr. Walters has served as a Director since April 2009 and as Chief Executive Officer since August 2009.  Mr. Walters is a founder and principal of Strands Management Company, LLC (“Strands”) and Monarch Bay Associates, LLC (“Monarch Bay”), and has extensive experience in investment management, corporate growth development strategies and capital markets. From 1992 through 2000, he was an executive vice president and managing director in charge of capital markets for Roth Capital (formerly Cruttenden Roth), were he managed the capital markets group and led over 100 financings (public and private), raising over $2 billion in growth capital. Additionally, Mr. Walters oversaw a research department that covered over 100 public companies, and was responsible for the syndication, distribution and after-market trading of the public offerings. From 1992 through 2000, he managed the public offerings for Cruttenden Roth, which was the most prolific public underwriter in the U.S. for deals whose post-offering market cap was less than $100 million. Mr. Walters sat on Roth's Board of Directors from 1994 through 2000. Previously, he was a vice president for both Drexel Burnham Lambert and Donaldson Lufkin and Jenrette in Los Angeles, and he ran a private equity investment fund. Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego.  Mr. Walters also serves as Chairman of the Board of Directors and Chief Executive of Pinnacle Energy Corp., Monarch Staffing, Inc. and STI Group, Inc., as Chairman of the Board of Directors of Remote Dynamics, Inc., and a member of the Board of Directors of Precision Aerospace Components, Inc.

 Executive Officers

All officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.

DAVID WALTERS – SEE ABOVE

MATT SZOT

Mr. Szot has served as our Chief Financial Officer, Secretary and Treasurer since January 2009.  Mr. Szot has significant experience in financial implementation processes, mergers and acquisitions, financial valuation and public company SEC reporting and compliance.  Since February 2007, Mr. Szot has served as the Chief Financial Officer for Strands Management Company, LLC, a strategic consulting company which provides executive financial services to various publicly traded and privately held companies. He is currently the Chief Financial Officer of Monarch Bay Associates, LLC.  Prior thereto, from 2003 to 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products.  From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies.  Mr. Szot is on the Board of Directors of Secured Federal Funding Acquisition Corp. and also serves as Chief Financial Officer of Pinnacle Energy Corp. and Treasurer of Lathian Health.  Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana, with a Bachelor of Science degree in Accounting and Agricultural Economics. Mr. Szot is a Certified Public Accountant in the State of California.

To the best of our knowledge, our officers and directors have neither been convicted in any criminal proceedings during the past five years nor are parties to any judicial or administrative proceeding during the last five years that resulted in a judgment, decree or final order enjoining then from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws or commodities laws.  No bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has a bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

There are no family relationships among the directors and executive officers of Management Energy, Inc.

Organization of the Board of Directors

Our board of directors currently consists of one board member David Walters. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.   There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

The board of directors has determined that Mr. Walters is not “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC since he is a principal of Strands, a provider of consulting services to us and a principal of Monarch Bay, our placement agrent.

Board Committees.   There currently no committees of our board of directors.  Our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  We intend to appoint such persons to the board of directors and committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange.

Code of Ethics for Chief Executive Officer and Senior Financial Officers. We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Directors’ and Officers’ Liability Insurance.  We currently anticipate that we will obtain directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance is expected to insure us against losses which we may incur in indemnifying our officers and directors.  In addition, we expect to enter into indemnification agreements with our executive officers and directors and such persons shall also have indemnification rights under applicable laws, and our articles of incorporation and bylaws.

Section 16(a) Beneficial Ownership Reporting Compliance

Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of our equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal year ended April 30, 2009, $31,249 of director expenses were accrued but have not been reimbursed as of August 10, 2009.

Item 11.        Executive Compensation.

The following table describes compensation awarded, paid to or earned, for the last fiscal year, by us to our former Chief Executive Officer and Chief Financial Officer during our fiscal year ended April 30, 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp- ensation	Non-Qualified Deferred Comp- ensation Earnings	All Other Comp- ensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John P. Baugues (2)	2009	$-	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer and Chairman	2008	$-	$-	$-	$-	$-	$-	$-	$-

Matt Szot (3)	2009	$-	$-	$112,125	$-	$-	$-	$-	$-
Chief Financial Officer, Treasurer, and Secretary	2008	$-	$-	$-	$-	$-	$-	$-	$-

(1)
As part of our transition to the coal business, on January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director.  As a result of this transaction, we became a “shell company” as defined in Section 12-b(2) of the Securities Exchange Act of 1934, as amended.  Moreover, as part of this transaction, all of our officers and directors that were involved in our prior business resigned.  Accordingly, the table below omits information related to the compensation of the officers engaged in our prior business, as we believe this information would be misleading and not otherwise add to an understanding of our current business and compensation practices.

(2)	Mr. Baugues became our Chief Executive Officer effective January 14, 2009 and resigned from the position on July 10, 2009.

(3)	Mr. Szot became our Chief Financial Officer effective January 14, 2009.

The following table describes compensation awarded, paid to or earned, for the last fiscal year, by us to our current Chief Executive Officer and Director during our fiscal year ended April 30, 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp- ensation	Non-Qualified Deferred Comp- ensation Earnings	All Other Comp- ensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Walters (1)	2009	$-	$-	$504,563	$-	$-	$-	$66,668	$-
Current Chief Executive Officer and Director	2008	$-	$-	$-	$-	$-	$-	$-	$-

(1)
Mr. Walters has served as a Director since April 2009 and as Chief Executive Officer since August 2009. Mr. Walters owns a 50% interest and is a managing member of Strands Management Company, LLC.   We incurred $66,668 of expense under the terms of a support services agreement in the fiscal year ended April 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

As of August 10, 2009, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of August 10, 2009, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 10, 2009:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

Name and address of	Beneficial Ownership of Shares (2)
Beneficial Owner (1)	Number	Percentage (3)

JOHN P. BAUGUES, JR. (4)	25,000,000	34.6%
3203 3rd Avenue North, Suite 300
Billings, MT 59101

BNM CAPITAL VENTURES	5,000,000	6.9%
Nieuwezijds Voorburgwal 86
Postbus 93
1012SE
Amersterdam, Netherlands

PRIMA ESTATES	5,000,000	6.9%
C/O DFM MANAGEMENT SAM
Le Montaigne
7 Ave De Grande Bretagne
Monte Carlo 98000, Monaco

TYDUS RICHARDS (5)	22,400,000	31.0%
29377 Rancho California Road #204
Temecula, CA 92591

MATT SZOT	162,500	*

DAVID WALTERS	731,250	1.0%

All officers and directors as a group	893,750	1.2%
(2 persons)

* Represents less than 1%

(1)	Unless otherwise indicated, the address of each of the named parties in this table is: 30950 Rancho Viejo Road, Suite 120, San Juan Capistrano, CA 92675.
(2)
This table is based upon information supplied by our officers, directors, principal stockholders and our transfer agent.   Unless otherwise indicated, this table includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.  Unless otherwise noted, we believe the shares reflected in this table are owned of record and beneficially by the named beneficial owner.

(3)	Based on 72,325,000 shares outstanding as of August 10, 2009.
(4)
Includes: (1) 8,425,000 shares of common stock owned by John P. Baugues, Jr., and (2) 16,575,000 shares of common stock held by The John Paul Baugues, Senior Family Trust, the beneficiaries of which are John P. Baugues, Jr. and his children.  Mr. Baugues disclaims beneficial ownership of the 16,575,000 share of common stock held by The John Paul Baugues, Senior Family Trust.

(5)	Includes: (1) 22,000,000 shares of common stock owned by TRX Capital and 400,000 shares of common stock owned by Lotus Asset Management.

Item 13.        Certain Relationships and Related Transactions.

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to that certain Asset Sale Agreement, dated January 14, 2009, in exchange for the surrender to us by Mr. Klandrud of 4,000,000 shares of the our common stock, and the assumption by Mr. Klandrud all of the our liabilities.

On January 14, 2009, we entered into a Support Services Agreement with Strands Management Company, LLC (the “Strands Agreement”).  Matt Szot, our Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Strands.  David Walters, a director, owns a 50% interest and is a managing member of Strands.   Pursuant to the Strands Agreement, in consideration for providing certain services to us, Strands is entitled to a monthly fee in the amount of $16,667.  The initial term of the Strands Agreement expires January 8, 2010.  On April 2, 2009, we entered into Amendment #1 to the Strands Agreement.  Pursuant to the amendment, we agreed to issue to Messrs. Walters and Szot and another principal of Strands an aggregate of 1,625,000 shares of our common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement.  We incurred $66,668 and $0 under the terms of the agreement for the years ended April 30, 2009 and 2008, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of April 30, 2009, $66,668 is outstanding under the agreement.

On January 14, 2009, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC.  Matt Szot, our Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Monarch Bay.  David Walters, our Chief Executive Officer and  director, owns a 50% interest and is a managing member of Monarch Bay.  Pursuant the engagement letter, we are required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  We did not incur any expenses under the terms of the agreement during the year ended April 30, 2009.

On January 9, 2009, we entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 100% of the ownership interests in Patoka River Coal Company, LLC, a Delaware limited liability company (“PRCC”), Patoka River Holdings, LLC, a Delaware limited liability company (“PRH”), and Carbon County Holdings, LLC (PRCC, PRH and CCH are collectively referred to herein as the “LLCs”) in exchange for our agreement to issue a total of 40,000,000 shares of our common stock to the owners of the LLCs, John P. Baugues, Jr. (our former Chief Executive Officer and director), the Baugues Trust, and TRX Capital, LLC, a California limited liability controlled by Tydus Richards, the former Chairman of our board of directors,.  At that time, PRCC held an exclusive option to acquire two parcels of land in fee simple, which option expired on January 26, 2009, and CCH held certain leasehold mining rights.   On March 31, 2009, we entered into a Letter Agreement Regarding Termination of Acquisition Agreement (the “Termination Letter”), pursuant to which the parties agreed to terminate the Acquisition Agreement.

On April 13, 2009, we entered into the Contribution Agreement with Carbon County Holdings, LLC, John P. Baugues, Jr., our former Chief Executive Officer and director, the Baugues Trust, and Tydus Richards, the former Chairman of our board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to us all of CCH’s rights and obligations under the Bridger Lease in exchange for the issuance to the members of CCH of, the number of shares of our Common Stock set forth opposite such member’s name below.

Name of Member	Number of Shares
John P. Baugues, Jr.	15,925,000
The John Paul Baugues, Sr. Family Trust	16,575,000
Tydus Richards	27,500,000
Total	60,000,000

On April 13, 2009, we entered into a Strategic Consulting Services Agreement with Charles S. Leykum (our former Board Advisor).  Pursuant to the agreement, we agreed to issue to Mr. Leykum (or Mr. Leykum’s designees) an aggregate of 2,010,500 shares of our common stock as a payment, in exchange for Mr. Leykum’s services.  The agreement had a term of 24 months.  On July 13, 2009, we agreed to the termination of the agreement with Charles S. Leykum.  In connection with the termination of the agreement, Mr. Leykum and certain affiliated entities surrendered 7,010,500 shares of the Company’s common stock for cancellation and the parties agreed to a mutual release of all claims.

On July 16, 2009, we entered into a Consulting Services Agreement with Lotus Asset Management, an entity controlled by Tydus Richards, the former Chairman of our board of directors.  Under the Agreement, we will pay Lotus Asset Management a monthly fee of $20,000 in exchange for business development services, serve as a member of the board of advisors, corporate strategy, and identify other potential employees including a Chief Executive Officer with extensive coal industry experience.  The initial term of the agreement expires October 16, 2009.

On July 23, 2009, we entered into a stock purchase agreement with an accredited investor controlled by Tydus Richards, the former Chairman of our board of directors, for the sale of 400,000 shares of our common stock at a purchase price of $1.00 per share.  In connection with the stock purchase agreement, we agreed that we will not expend the proceeds of the offering without the consent of the investor.  The sale closed on July 24, 2009.

Item 14.        Exhibits.

(a)           1.   Financial Statements.

The following financial statements of Management Energy, Inc. are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)	Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

2.1	Agreement for Sale of Assets, dated January 14, 2009, entered into between the registrant and Joel Klanrud. (1)
2.2
Contribution and Assignment Agreement, dated as of March 31, 2009, by and among the registrant, Carbon County Holdings, LLC, a Delaware limited liability company, John P. Baugues, Jr., The John Paul Baugues, Sr. Family Trust, and Tydus Richards. (2)

3.1.1	Articles of Incorporation (3)
3.1.2	Certificate Of Amendment to the Articles of Incorporation dated February 5, 2009 (1)
3.1.3	Certificate Of Amendment to the Articles of Incorporation dated June 22, 2009 (4)
3.2	By-Laws (3)
10.1.1	Support Services Agreement, dated January 8, 2009, between Strands Management Company, LLC and the registrant (5)
10.1.2	Amendment No.1 to Support Services Agreement, dated April 3, 2009, between Strands Management Company, LLC and the registrant (2)
10.2	Engagement Letter, dated January 8, 2009, between the registrant and Monarch Bay Associates, LLC (5)
10.3
Mining Lease, dated as of January 16, 2009, by and between Carbon County Holdings, LLC, a Delaware limited liability company, on the one hand, and Edith L. Bolzer and Richard L. Bolzer, on the other hand (2)

10.4.1	Stock Purchase Agreement, dated July 23, 2009 (6)
10.4.2	Addendum to Stock Purchase Agreement (6)
10.5	Consulting Agreement, dated July 16, 2009, with Lotus Asset Management*
21.1*	Subsidiaries of Registrant
23.1*	Consent of M&K CPAs, PLLC
Consent of John-Kinross Kennedy
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2009.
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2009.
(3)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on July 29, 2008.
(4)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2009.
(5)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on March 17, 2009.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2009.

Item 15.        Principal Accountant Fees and Services

On February 26, 2009, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended April 30, 2009.  Prior to February 26, 2009, our principal independent public accountant was John Kinross-Kennedy (“JKK”).  Audit fees billed by M&K relate to the audits for the fiscal year ended April 30, 2009.  The accountant fees paid to JKK relate to the fiscal year end April 30, 2008.  Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

Years Ended April 30,
	2009	2008
M&K CPAs, PLLC
Audit fees	$6,700	$-
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees	$-	$-

John Kinross Kennedy
Audit fees	$1,000	$2,000
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees	$-	$-

(a) Audit-related fees primarily include research services to validate certain accounting policies.

(b) Tax fees include costs for the preparation of our corporate income tax return.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2009, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2009	MANAGEMENT ENERGY, INC.
(Registrant)

	By:	/s/ David Walters

Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Walters	Chief Executive Officer (Principal Executive Officer and Director	August 13, 2009
David Walters

/s/ Matthew Szot	Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2009
Matthew Szot

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended April 30, 2009, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K
ITEM 7
FINANCIAL STATEMENTS
FISCAL YEARS ENDED APRIL 30, 2009 and 2008
MANAGEMENT ENERGY, INC.
SAN JUAN CAPISTRANO, CA

MANAGEMENT ENERGY, INC.

F-ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Management Energy, Inc.
San Juan Capistrano, California

We have audited the accompanying balance sheet of Management Energy, Inc. (the “Company”) (an exploration stage company) as of April 30, 2009 and the related statements of operations, shareholders' equity and cash flows for the twelve month period then ended and the period from inception (May 19, 2005) through April 30, 2009.  The financial statements for the year ended April 30, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Management Energy, Inc. as of April 30, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
August 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Quantum Information Inc.
Phoenix, Washington

I have audited the accompanying balance sheet of Quantum Information Inc. as of April 30, 2008 and the related statements of operations, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Quantum Information, Inc. as of April 30, 2008, and the results of its operations and its retained earnings and cash flows in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss and has not yet commenced operations. This raises substantive doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
July 7, 2008

MANAGEMENT ENERGY, INC.
(An Exploration Stage Company)
Balance Sheets

	April 30,	April 30,
	2009	2008

ASSETS

Current Assets
Cash and Cash Equivalents	$900	$76,697
Total Current Assets	900	76,697

Assets of discontinued operations, net	-	24,764

Total Assets	$900	$101,461

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$41,295	$-
Accrued Expenses	100,917	-
Liabilities of discontinued operations, net	-	1,750
Total Current Liabilities	142,212	1,750

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized,
71,925,000 shares issued and outstanding at April 30, 2009 and,
14,300,000 shares issued and outstanding at April 30, 2008	71,925	14,300
Additional paid-in capital	1,239,411	108,698
Deficit accumulated in the development stage	(1,452,648)	(23,287)

Total Stockholders' Equity (Deficit)	(141,312)	99,711

Total Liabilities and Stockholders' Equity (Deficit)	$900	$101,461

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Operations

			For the period
			of Inception,
	For the		from May 19,
	Years Ended		2005 through
	April 30,		April 30,
	2009	2008	2009

Expenses:

Professional Fees	$51,800	$-	$51,800
Consulting	66,668	-	66,668
Mining Lease	62,541	-	62,541
Stock Based Compensation	1,163,500	-	1,163,500
Other General & Administrative	24,866	-	24,866

Total Operating Expenses	1,369,375	-	1,369,375

Operating Loss From Continuing Operations	$(1,369,375)	$-	$(1,369,375)

Discontinued operations
Loss from discontinued operations	(59,986)	(23,287)	(83,273)

Net Loss	$(1,429,361)	$(23,287)	$(1,452,648)

Basic and Dilutive Net Loss From Continuing Operations Per Share	$(0.083)	$-

Basic and Dilutive Net Loss From Discontinued Operations Per Share	$(0.004)	$(0.006)

Weighted average number of shares outstanding, basic and diluted	16,597,321	3,753,425

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Cashflows

			For the period
			of Inception,
	For the		May 19,
	Years Ended		2005 to
	April 30,		April 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net Loss from continuing operations	$(1,369,375)	$-	$(1,369,375)
Net Loss from discontinued operations	(59,986)	(23,287)	(83,273)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	1,179	300	1,479
Stock issued to acquire mining lease	62,541	-	62,541
Stock Based Compensation	1,163,500	-	1,163,500

Change in operating assets and liabilities:
Accounts Receivable	(15,118)	-	(15,118)
Prepaids	-	(1,500)	(1,500)
Accounts Payable	41,295	-	41,295
Accrued expenses	100,917	-	100,917

Net Cash used in Operating Activities	(75,047)	(24,487)	(99,534)

Cash Flows from Investing Activities
Purchase of equipment	-	(23,564)	(23,564)
Net Cash used in Investing Activities	-	(23,564)	(23,564)

Cash Flows from Financing Activities
Proceeds from the sale of Common Stock	1,000	122,998	123,998
Repayment of loan from officer	(1,750)	1,750	-
Net Cash provided by (used by) Financing Activities	(750)	124,748	123,998

Net Increase (Decrease) in Cash	$(75,797)	$76,697	$900

Cash at beginning of period	$76,697	$-	$-

Cash at end of period	$900	$76,697	$900

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosue of Non-Cash Disposal of Assets related to Discontinued Operations:

Accounts receivable	$15,118	$-	$15,118
Prepaids	1,500	-	1,500
Property and Equipment	22,085	-	22,085
Common stock	(4,000)	-	(4,000)
Additional Paid in Capital	(34,703)	-	(34,703)
	$-	$-	$-

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at May 19, 2007	-	$-	$-	$-	$-

Common stock issued for cash on January 10, 2008 at $0.002 per share	9,000,000	9,000	9,000	-	18,000

Common stock issued for cash on February 20, 2008 at $0.02 per share	5,300,000	5,300	99,698	-	104,998

Net loss for the year ended April 30, 2008	-	-	-	(23,287)	(23,287)

Balances at April 30, 2008	14,300,000	$14,300	$108,698	$(23,287)	$99,711

Shares retired in the disposal of assets	(4,000,000)	(4,000)	(34,703)	-	$(38,703)

Common stock issued for cash on February 27, 2009 at $0.0002 per share	5,000,000	5,000	(4,000)	-	$1,000

Common Stock issued for professional services on April 15, 2009	1,625,000	1,625	1,161,875	-	$1,163,500

Common Stock issued in acquisition of mining lease on April 15, 2009	60,000,000	60,000	2,541	-	$62,541

Common Stock issued for professional services on April 16, 2009	2,010,500	2,010	1,465,655	-	$1,467,665

Shares retired due to termination of consulting agreement	(7,010,500)	(7,010)	(1,460,655)	-	$(1,467,665)

Net loss from discontinued operations for the year ended April 30, 2009	-	-	-	(59,986)	$(59,986)

Net loss from continuing operations for the year ended April 30, 2009	-	-	-	(1,369,375)	$(1,369,375)

Balances at April 30, 2009	71,925,000	$71,925	$1,239,411	$(1,452,648)	$(141,312)

See accompanying notes to financial statements

Management Energy, Inc.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

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

As part of that transition, on January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, in exchange for the surrender to the Company by Mr. Klandrud of 4,000,000 shares (800,000 shares pre-split) of the Company’s common stock, and the assumption by Mr. Klandrud all of the Company’s liabilities.  The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus.  See Note 7 – Discontinued Operations for further discussion.

On April 13, 2009, the Company entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with Carbon County Holdings, LLC, a Delaware limited liability company (“CCH”), John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, The John Paul Baugues, Sr. Family Trust, the beneficiaries of which are John P. Baugues, Jr. and his children  (the “Baugues Trust”), and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under that certain Mining Lease, dated on or around January 16, 2009 (the “Bridger Lease”), between CCH, on the one hand, and Edith L. Bolzer and Richard L. Bolzer, as lessors, on the other hand, for the purpose of mining and removing coal from the Bridger Property.  In exchange for the contribution and assignment of the Bridger Lease, the Company agreed to issue to each of Mr. Baugues, the Baugues Trust, and Mr. Richards, the sole members of CCH, the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

Name of Member	Number of Shares
John P. Baugues, Jr.	15,925,000 (3,185,000 pre-split)
The John Paul Baugues, Sr. Family Trust	16,575,000 (3,315,000 pre-split)
Tydus Richards	27,500,000 (5,500,000 pre-split)
Total	60,000,000 (12,000,000 pre-split

Under the terms of the Bridger Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $62,541 in each year during the initial ten (10) year term of the Bridger Lease, subject to increases in future years (the “Minimum Annual Payment”) and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Bridger Property (the “Royalty”).  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Bridger Property, the Company is required to pay a damage fee of $0.15 per ton for such coal (the “Damage Fee”).  In the event that the Royalty and/or the Damage Fee in any year during the term exceeds twice the Minimum Annual Payment, the Company is not required to make the Minimum Annual Payment for that year.

The Bridger Lease is effective for a 10 year term.  The Company has the right to renew the Bridger Lease for two additional 10 year terms upon at least 90 days written notice to the lessors prior to the expiration of the then-current term.  After 3 years from the effective date, the Company has the right to terminate the Bridger Lease, on any annual anniversary, upon 90 days prior written notice to the lessors and upon payment of all damage fees, rentals and royalties accrued through the date of termination.

The consideration that the Company agreed to pay to acquire the Bridger Lease was approved by holders of a majority of the Company’s common stock.

The closing of the transaction under the Contribution Agreement was subject to approval of the Company’s stockholders.  On April 11, 2009, the stockholders approved the transaction.  On April 13, 2009, the Company consummated the transactions contemplated by the Contribution Agreement, including acquisition of the Bridger Lease.

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock to 300,000,000.  The share and per-share information disclosed within this Form 10-K reflect the completion of this stock split.

Business Overview

The Company’s business plan is to engage in the exploration, extraction and distribution of coal.  The Company is currently considered to be an exploration stage corporation because its engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  The Company has not engaged in the preparation of an established commercially mineable coal deposit for extraction or in the exploitation of a coal deposit. The Company will be in the exploration stage until it discovers commercially viable coal deposits on the Property or any other property that the Company acquires, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

The Company currently lease approximately 6,254 acres located in the vicinity of Bridger in Carbon County, Montana (the “Bridger Property”), for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bridger Property can be determined.  The Company has done preliminary estimates of the surface seams on the Bridger Property, and intends to perform phase 1 drilling commencing in the fourth quarter of the calendar year 2009 in order to determine whether it contains a commercially viable coal deposit.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $1,369,375 from continuing operations and loss from discontinued operations of $59,986 during the year ended April 30, 2009, and an accumulated deficit of $1,452,648 since inception. The Company has recently changed its principal business to the coal business, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of April 30, 2009, there were no deposits in excess of federally insured limits.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of April 30, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets.  The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review.  If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

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

Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts.  Prior periods presented are not required to be restated.  The Company adopted FAS 123R as of January 1, 2006 and applied the standard using the modified prospective method.  The Company has not issued any stock options.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 19, 2005.  Since inception, and more particularly since commencing business in January 2008, the Company has incurred a net loss of $1,452,648. Much of this related to consultants and professional fees, as a means to generate working capital.  The Company’s working capital has been generated through the sale of common stock and renting its camera equipment.  Management has provided financial data since May 19, 2005, “Inception”, in the financial statements.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of April 30, 2009 and 2008.

	For the
	Years Ended
	April 30,
	2009	2008

Net Loss	$(1,429,361)	$(23,287)

Basic and Dilutive Net Loss From Continuing Operations Per Share	$(0.083)	$-

Basic and Dilutive Net Loss From Discontinued Operations Per Share	$(0.004)	$(0.006)

Weighted average number of shares outstanding, basic and diluted	16,597,321	3,753,425

The weighted average number of shares included in the calculation above are post-split.

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 10, 2008 the Board authorized the issue of common stock to two Directors:

Joel Klandrud	4,500,000 shares (900,000 pre-split) at a price of $0.002 per share
President and Chief Operating Officer
Director

Sandra Dosdall	4,500,000 shares (900,000 pre-split) at a price of $0.002 per share
Director

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 4,000,000 shares (800,000 pre-split) of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.    See Note 7 – Discontinued Operations for further discussion.

On January 14, 2009, the Company entered into a Support Services Agreement with Strands Management Company, LLC (“Strands”).  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Strands.  David Walters, a director, owns a 50% interest and is a managing member of Strands.   Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, and other services as agreed by the parties.  Under the Support Services Agreement, the Company will pay to Strands monthly cash fees of $16,667 for the services.  The initial term of the Support Services Agreement expires January 8, 2010.  On April 2, 2009, the Company entered into Amendment #1 to the Strands Agreement.  Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Strands an aggregate of 1,625,000 shares (325,000 pre-split) of the Company’s common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement.  The Company incurred $66,668 and $0 under the terms of the agreement for the years ended April 30, 2009 and 2008, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of April 30, 2009, $66,668 is outstanding under the agreement.

On January 14, 2009, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“Monarch Bay”).  Monarch Bay is a FINRA member firm.  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Monarch Bay.   Under the agreement, Monarch Bay will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock.  David Walters, a director, owns a 50% interest and is a managing member of Monarch Bay.  Pursuant the engagement letter, the Company is required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  The Company did not incur any expenses under the terms of the agreement during the year ended April 30, 2009.

On January 9, 2009, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 100% of the ownership interests in Patoka River Coal Company, LLC, a Delaware limited liability company (“PRCC”), Patoka River Holdings, LLC, a Delaware limited liability company (“PRH”), and Carbon County Holdings, LLC (PRCC, PRH and CCH are collectively referred to herein as the “LLCs”) in exchange for the Company’s agreement to issue a total of 40,000,000 shares (8,000,000 pre-split) of the Company’s common stock to the owners of the LLCs, John P. Baugues, Jr. (the Company’s former Chief Executive Officer and director), the Baugues Trust, and TRX Capital, LLC, a California limited liability controlled by Tydus Richards, the former Chairman of the Company’s board of directors,.  At that time, PRCC held an exclusive option to acquire two parcels of land in fee simple, which option expired on January 26, 2009, and CCH held certain leasehold mining rights.   On March 31, 2009, the Company entered into a Letter Agreement Regarding Termination of Acquisition Agreement (the “Termination Letter”), pursuant to which the parties agreed to terminate the Acquisition Agreement.

On April 13, 2009, the Company entered into the Contribution Agreement with Carbon County Holdings, LLC, John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, the Baugues Trust, and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under the Bridger Lease in exchange for the issuance to the members of CCH of, the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

Name of Member	Number of Shares
John P. Baugues, Jr.	15,925,000 (3,185,000 pre-split)
The John Paul Baugues, Sr. Family Trust	16,575,000 (3,315,000 pre-split)
Tydus Richards	27,500,000 (5,500,000 pre-split)
Total	60,000,000 (12,000,000 pre-split

On April 13, 2009, the Company entered into a Strategic Consulting Services Agreement with Charles S. Leykum (the Company’s former Board Advisor).  Pursuant to the Consulting Agreement, the Company agreed to issue to Mr. Leykum (or Mr. Leykum’s designees) an aggregate of 2,010,500 shares (402,100 pre-split) of the Company’s common stock as a payment, in exchange for Charles S. Leykum’s agreement to provide services under the Consulting Agreement.  The Consulting Agreement had a term of 24 months.  The Company recorded the stock payment of $1,467,665 as a prepaid expense on April 13, 2009 which reflected the numbers shares issued multiplied by the closing trading price on the date of issuance.

On July 13, 2009, the Company agreed to the termination of its Strategic Consulting Services Agreement with Charles S. Leykum.  In connection with the termination of the agreement, Mr. Leykum and certain affiliated entities surrendered 7,010,500 shares (1,402,100 pre-split) of the Company’s common stock for cancellation and the parties agreed to a mutual release of all claims.  The Company treated the termination and cancellation of shares as a Type 1 subsequent event because the termination provided information that led management to conclude that the prepaid asset no longer had future economic value.  Accordingly, the termination of the Consulting Agreement and the related cancellation of shares were recorded as of April 30, 2009.  See Note 6 for further discussion.

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

Operating Leases Commitments

Under the terms of the Bridger Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $62,541 in each year during the initial ten (10) year term of the Bridger Lease, subject to increases in future years (the “Minimum Annual Payment”) and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Bridger Property (the “Royalty”).  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Bridger Property, the Company is required to pay a damage fee of $0.15 per ton for such coal (the “Damage Fee”).  In the event that the Royalty and/or the Damage Fee in any year during the term exceeds twice the Minimum Annual Payment, the Company is not required to make the Minimum Annual Payment for that year.

The Bridger Lease is effective for a 10 year term.  The Company has the right to renew the Bridger Lease for two additional 10 year terms upon at least 90 days written notice to the lessors prior to the expiration of the then-current term.  After 3 years from the effective date, the Company has the right to terminate the Bridger Lease, on any annual anniversary, upon 90 days prior written notice to the lessors and upon payment of all damage fees, rentals and royalties accrued through the date of termination.

The future minimum lease payments associated with the Bridger lease for the fiscal years ending April 30 are as follows:

April 30, 2010	62,541
April 30, 2011	62,541
April 30, 2012	62,541
April 30, 2013	62,541
April 30, 2014	62,541
Thereafter	312,705
625,410

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	April 30,	April 30,
	2009	2008

Accrued Consulting Fees	66,668	-
Accrued Audit Fees	3,000	-
Accrued Legal Fees	10,000	-
Accrued Travel, Meals & Entertainment	21,249	-
	100,917	-

NOTE 6 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 75,000,000 shares of its $0.001 common stock.  At April 30, 2009, there were 71,925,000 shares (14,385,000 pre-split) issued and outstanding.  At April 30, 2008, there were 14,300,000 shares (2,860,000 pre-split) issued and outstanding.

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock from 75,000,000 to 300,000,000.

On January 10, 2008, 9,000,000 common shares (1,800,000 pre-split) were issued for cash at $0.002 per share, realizing $18,000.

On February 20, 2008, 5,300,000 common shares (1,060,000 pre-split) were issued for cash at $0.02 per share, realizing $104,998.

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 4,000,000 shares (800,000 pre-split) of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.    See Note 7 – Discontinued Operations for further discussion.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Leykum SPA”) with Charles S. Leykum, pursuant to which the Company agreed to sell to Mr. Leykum 1,250,000 shares (250,000 pre-split) of the Company’s Common Stock, par value $0.001, for an aggregate price of $250.  The issuance and sale of the shares of Common Stock to Mr. Leykum was subject to customary closing conditions as set forth in the Leykum SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued on February 27, 2009.  See Note 3.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Master Fund SPA”) with CSL Energy Master Fund, L.P., a Cayman Islands limited partnership (“Master Fund”), pursuant to which the Company agreed to sell to Master Fund 525,000 shares (105,000 pre-split) of the Company’s Common Stock, par value $0.001, for an aggregate price of $105.  The issuance and sale of the shares of Common Stock to Master Fund was subject to customary closing conditions as set forth in the Master Fund SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued on February 27, 2009.  See Note 3.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Energy Fund SPA”) with CSL Energy Fund, L.P., a Delaware limited partnership (“Energy Fund”), pursuant to which the Company agreed to sell to Energy Fund 3,225,000 shares (645,000 pre-split) of the Company’s Common Stock, par value $0.001, for an aggregate price of $645.  The issuance and sale of the shares of Common Stock to Energy Fund was subject to customary closing conditions as set forth in the Energy Fund SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued on February 27, 2009.  See Note 3.

On April 2, 2009, the Company entered into that certain Amendment #1 Support Services Agreement, with Strands Management Company, LLC, a California limited liability company (“Strands”), Keith Moore, David Walters, and Matt Szot (the “Amendment”), which Amendment amends that certain Support Services Agreement, dated as of January 8, 2009, between the Company and Strands.  Pursuant to the Amendment, the Company agreed to issue to Messrs. Moore, Walters, and Szot and aggregate of 1,625,000 shares (325,000 pre-split) of the Company’s common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement. The shares were issued on April 15, 2009, accordingly, the Company recorded a stock based compensation charge of $1,163,500 which is included in the statement of operations for the year ended April 30, 2009.  See Note 3.

As discussed in Note 1 and Note 3, on April 13, 2009, the Company entered into the Contribution Agreement with Carbon County Holdings, LLC, John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, the Baugues Trust, and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under the Bridger Lease in exchange for the issuance to the members of CCH of, the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

Name of Member	Number of Shares
John P. Baugues, Jr.	15,925,000 (3,185,000 pre-split)
The John Paul Baugues, Sr. Family Trust	16,575,000 (3,315,000 pre-split)
Tydus Richards	27,500,000 (5,500,000 pre-split)
Total	60,000,000 (12,000,000 pre-split

The Company has treated the 60,000,000 shares (12,000,000 pre-split) issued pursuant to the Contribution Agreement as founder shares.  The Company determined that the first year lease payment of $62,541 was the best indicator of the cost of the acquisition, accordingly, the issuance of the 60,000,000 founder shares were recorded as a mining lease expense of $62,541

On April 13, 2009, the Company entered into that certain Strategic Consulting Services Agreement (“Consulting Agreement”) between the Company and Charles S. Leykum.  Pursuant to the Consulting Agreement, the Company agreed to issue to Mr. Leykum (or Mr. Leykum’s designess) an aggregate of 2,010,500 shares (402,100 pre-split) of the Company’s common stock as a payment, in exchange for Charles S. Leykum’s agreement to provide services under the Consulting Agreement.  The Consulting Agreement had a term of 24 months.  The Company recorded the stock payment of $1,467,665 as a prepaid expense on April 13, 2009 which reflected the numbers shares issued multiplied by the closing trading price on the date of issuance.

On July 13, 2009, the Company agreed to the termination of its Strategic Consulting Services Agreement with Charles S. Leykum.  In connection with the termination of the agreement, Mr. Leykum and certain affiliated entities surrendered 7,010,500 shares (1,402,100 pre-split) of the Company’s common stock for cancellation and the parties agreed to a mutual release of all claims.  The Company treated  the termination and cancellation of shares as a Type 1 subsequent event because the termination provided information that led management to conclude that the prepaid asset no longer had future economic value.  Accordingly, the termination of the Consulting Agreement and the related cancellation of shares were recorded as of April 30, 2009.

NOTE 7 – DISCONTINUED OPERATIONS

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and Director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 4,000,000 shares (800,000 pre-split) shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.

The following schedule shows the assets and liabilities as of January 14, 2009:

Accounts receivable	$15,118
Prepaids	1,500
Property and Equipment	22,085

The Company’s loss from discontinued operations, for the year ended April 30, 2009 and 2008, totaled $59,986 and $23,287, respectively.  The Company’s loss from discontinued operations since inception through April 30, 2009, totaled $83,273.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 8 – INCOME TAXES

The Company has adopted the provisions of FAS No. 109 “Accounting for Income Taxes”.  The Company currently has no issues that create timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $226,607 as of April 30, 2009 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $226,607 expire in various years through 2028.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Deferred tax asset and the valuation account is as follows:

	April 30,
	2009	2008

Deferred tax asset:
NOL Carryforward	$77,046	$7,918
Valuation allowances	(77,046)	(7,918)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	69,128	7,918
Change in valuation allowance	(69,128)	(7,918)
	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

Effective July 10, 2009, John P. Baugues, Jr. resigned from the Board of Directors of  the Company and as the Company’s Chief Executive Officer.  As stated in his resignation letter, Mr. Baugues’ decision to resign was based on his belief that the Company had breached a number of material agreements with him, including (but not limited to) the following: an inability to agree on a suitable employment agreement with the Company, an agreement that he would be paid a salary, an agreement that his expenses would be reimbursed, and an agreement that the Company would secure adequate funding to complete the development of a coal mining project in Carbon County, Montana.  The Company disagrees with Mr. Baugues’ assertion that it has breached any material agreement with him.

On July 13, 2009, the Company agreed to the termination of its Strategic Consulting Services Agreement with Charles S. Leykum.  In connection with the termination of the agreement, Mr. Leykum and certain affiliated entities surrendered 7,010,500 shares (1,402,100 pre-split) of the Company’s common stock for cancellation and the parties agreed to a mutual release of all claims.  See Note 6 for further discussion.

On July 23, 2009, the Company entered into a stock purchase agreement with an accredited investor controlled by Tydus Richards, the former Chairman of our board of directors, for the sale of 400,000 shares (80,000 pre-split) of its common stock at a purchase price of $1.00 per share.  In connection with the stock purchase agreement, the Company has agreed that it will not expend the proceeds of the offering without the consent of the investor.  The sale closed on July 24, 2009.

On July 16, 2009, the Company entered into a Consulting Services Agreement with Lotus Asset Management (“Lotus”) controller by Tydus Richards, the former Chairman of our board of directors.  Pursuant to the Agreement, in consideration for providing certain services to us, Lotus is entitled to a monthly fee in the amount of $20,000.  The initial term of the Agreement expires October 16, 2009.