Form 10-Q
period 2009-07-31
Management Energy, Inc.
filed 2009-09-11
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 333-152608

Management Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1749145
(State of Incorporation)	(IRS Employer Ident. No.)

30950 Rancho Viejo Road, Suite 120 San Juan Capistrano, CA	92675
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (949) 373-7282

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports) .
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

The number of shares outstanding of each of the issuer’s classes of equity as of September 10, 2009: 72,325,000 shares of common stock, par value $0.001 per share.

MANAGEMENT ENERGY, INC.

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets – July 31, 2009 (Unaudited) and April 30, 2009	1

	Statements of Operations - (Unaudited) Three Months Ended July 31, 2009 and 2008 and for the period of inception, from May 19, 2005 through July 31, 2009	2

	Statements of Cash Flows - (Unaudited) Three Months Ended July 31, 2009 and 2008 and for the period of inception, from May 19, 2005 through July 31, 2009	3

	Statements of Stockholders Equity (Unaudited) – For the Period Ended July 31, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

ii

MANAGEMENT ENERGY, INC.
(An Exploration Stage Company)
Balance Sheets

	July 31,	April 30,
	2009	2009
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$298,275	$900
Total Current Assets	298,275	900

Total Assets	$298,275	$900

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$21,498	$41,295
Accrued Expenses	98,158	100,917
Due to Affiliate	8,700	-
Total Current Liabilities	128,356	142,212

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized, 72,325,000 shares issued and outstanding at July 31, 2009 and, 71,925,000 shares issued and outstanding at April 30, 2009	72,325	71,925
Additional paid-in capital	1,639,011	1,239,411
Deficit accumulated in the development stage	(1,541,417)	(1,452,648)

Total Stockholders' Equity (Deficit)	169,919	(141,312)

Total Liabilities and Stockholders' Equity (Deficit)	$298,275	$900

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			For the period
			of Inception,
	For the		from May 19,
	Three Months Ended		2005 through
	July 31,		July 31,
	2009	2008	2009

Expenses:

Professional Fees	$6,200	$-	$58,000
Consulting	70,001	-	136,669
Mining Lease	-	-	62,541
Stock Based Compensation	-	-	1,163,500
Other General & Administrative	12,568	-	37,434

Total Operating Expenses	88,769	-	1,458,144

Operating Loss From Continuing Operations	$(88,769)	$-	$(1,458,144)

Discontinued operations
Gain (loss) from discontinued operations	-	3,935	(83,273)

Net Income (Loss)	$(88,769)	$3,935	$(1,541,417)

Basic and Dilutive Net Loss From Continuing Operations Per Share	$(0.001)	$-

Basic and Dilutive Net Income From Discontinued Operations Per Share	$-	$0.0003

Weighted average number of shares outstanding, basic and diluted	71,955,769	14,300,000

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Cash flows
(unaudited)

			For the period
			of Inception,
	For the		May 19,
	Three Months Ended		2005 to
	July 31,		July 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net Loss from continuing operations	$(88,769)	$-	$(1,458,144)
Net Gain (Loss) from discontinued operations	-	3,935	(83,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-	1,479
Stock issued to acquire mining lease	-	-	62,541
Stock Based Compensation	-	-	1,163,500

Change in operating assets and liabilities:
Accounts Receivable	-	(12,650)	(15,118)
Prepaids	-	-	(1,500)
Accounts Payable	(19,797)	-	21,498
Accrued expenses	(2,759)	-	98,158

Net Cash used in Operating Activities	(111,325)	(8,715)	(210,859)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(23,564)
Net Cash used in Investing Activities	-	-	(23,564)

Cash Flows from Financing Activities
Proceeds from the sale of Common Stock	400,000	-	523,998
Borrowing from Affiliate	8,700	-	8,700
Repayment of loan from officer	-	(1,750)	-
Net Cash provided by (used by) Financing Activities	408,700	(1,750)	532,698

Net Increase (Decrease) in Cash	$297,375	$(10,465)	$298,275

Cash at beginning of period	$900	$76,697	$-

Cash at end of period	$298,275	$66,232	$298,275

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosue of Non-Cash Disposal of Assets related to Discontinued Operations:

Accounts receivable	$-	$-	$15,118
Prepaids	-	-	1,500
Property and Equipment	-	-	22,085
Common stock	-	-	(4,000)
Additional Paid in Capital	-	-	(34,703)
	$-	$-	$-

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at May 19, 2007	-	$-	$-	$-	$-

Common stock issued for cash on January 10, 2008 at $0.002 per share	9,000,000	9,000	9,000	-	18,000

Common stock issued for cash on February 20, 2008 at $0.02 per share	5,300,000	5,300	99,698	-	104,998

Net loss for the year ended April 30, 2008	-	-	-	(23,287)	(23,287)

Balances at April 30, 2008	14,300,000	$14,300	$108,698	$(23,287)	$99,711

Shares retired in the disposal of assets	(4,000,000)	(4,000)	(34,703)	-	$(38,703)

Common stock issued for cash on February 27, 2009 at $0.0002 per share	5,000,000	5,000	(4,000)	-	$1,000

Common Stock issued for professional services on April 15, 2009	1,625,000	1,625	1,161,875	-	$1,163,500

Common Stock issued in acquisition of mining lease on April 15, 2009	60,000,000	60,000	2,541	-	$62,541

Common Stock issued for professional services on April 16, 2009	2,010,500	2,010	1,465,655	-	$1,467,665

Shares retired due to termination of consulting agreement	(7,010,500)	(7,010)	(1,460,655)	-	$(1,467,665)

Net loss from discontinued operations for the year ended April 30, 2009	-	-	-	(59,986)	$(59,986)

Net loss from continuing operations for the year ended April 30, 2009	-	-	-	(1,369,375)	$(1,369,375)

Balances at April 30, 2009	71,925,000	$71,925	$1,239,411	$(1,452,648)	$(141,312)

Common stock issued for cash on July 24, 2009 at $1.00 per share	400,000	400	399,600	-	$400,000

Net loss from continuing operations for the three months ended July 31, 2009	-	-	-	(88,769)	$(88,769)

Balances at July 31, 2009	72,325,000	$72,325	$1,639,011	$(1,541,417)	$169,919

See accompanying notes to financial statements

Management Energy, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 8-03 of Regulation S-X.  Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2009 included in our Form 10-K filed with the SEC on August 13, 2009.  The accompanying financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America.  The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

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

As part of that transition, on January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, in exchange for the surrender to the Company by Mr. Klandrud of 4,000,000 shares of the Company’s common stock, and the assumption by Mr. Klandrud all of the Company’s liabilities.  The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus.  See Note 7 – Discontinued Operations for further discussion.

On April 13, 2009, the Company entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with Carbon County Holdings, LLC, a Delaware limited liability company (“CCH”), John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, The John Paul Baugues, Sr. Family Trust, the beneficiaries of which are John P. Baugues, Jr. and his children  (the “Baugues Trust”), and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under that certain Mining Lease, dated on or around January 16, 2009 (the “Bridger Lease”), between CCH, on the one hand, and Edith L. Bolzer and Richard L. Bolzer, as lessors, on the other hand, for the purpose of mining and removing coal from approximately 6,254 acres located in the vicinity of Bridger in Carbon County, Montana (the “Bridger Property”).  In exchange for the contribution and assignment of the Bridger Lease, the Company agreed to issue to each of Mr. Baugues, the Baugues Trust, and Mr. Richards, the sole members of CCH, the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

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

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock to 300,000,000.  The share and per-share information disclosed within this Form 10-Q reflect the completion of this stock split.

Business Overview

The Company’s business plan is to engage in the exploration, extraction and distribution of coal.  The Company is currently considered to be an exploration stage corporation because it is engaged in the search for coal deposits and is not engaged in the exploitation of a coal deposit.  The Company has not engaged in the preparation of an established commercially mineable coal deposit for extraction or in the exploitation of a coal deposit. The Company will be in the exploration stage until it discovers commercially viable coal deposits on the Bridger Property or any other property that the Company acquires, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

The Company currently leases the Bridger Property for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bridger Property can be determined.  The Company has done preliminary estimates of the surface seams on the Bridger Property, and intends to perform phase 1 drilling commencing in the first quarter of the calendar year 2010 in order to determine whether it contains a commercially viable coal deposit.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $88,769 during the three months ended July 31, 2009, and an accumulated deficit of $1,541,417 since inception. The Company has recently changed its principal business to the coal business, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and equivalents

 Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at July 31, 2009 or April 30, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of July 31, 2009, there were deposits of $48,275 in excess of federally insured limits.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of July 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.

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

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 19, 2005.  Since inception, and more particularly since commencing business in January 2008, the Company has incurred a net loss of $1,541,417. Much of this related to consultants and professional fees, as a means to generate working capital.  The Company’s working capital has been generated through the sale of common stock and renting its camera equipment.  Management has provided financial data since May 19, 2005, “Inception”, in the financial statements.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of July 31, 2009 and 2008.

	For the
	Three Months Ended
	July 31,
	2009	2008

Net Income (Loss)	$(88,769)	$3,935

Basic and Dilutive Net Loss From Continuing Operations Per Share	$(0.001)	$-

Basic and Dilutive Net Income From Discontinued Operations Per Share	$-	$0.0003

Weighted average number of shares outstanding, basic and diluted	71,955,769	14,300,000

The weighted average number of shares included in the calculation above are post-split.

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 10, 2008 the Board authorized the issuance of common stock to two Directors:

Joel Klandrud	4,500,000 shares at a price of $0.002 per share
President and Chief Operating Officer
Director

Sandra Dosdall	4,500,000 shares at a price of $0.002 per share
Director

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 4,000,000 shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.    See Note 7 – Discontinued Operations for further discussion.

On January 14, 2009, the Company entered into a Support Services Agreement with Strands Management Company, LLC (“Strands”).  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Strands.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Strands.   Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, and other services as agreed by the parties.  Under the Support Services Agreement, the Company will pay to Strands monthly cash fees of $16,667 for the services.  The initial term of the Support Services Agreement expires January 8, 2010.  On April 2, 2009, the Company entered into Amendment #1 to the Strands Agreement.  Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Strands an aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement.  The Company incurred $50,001 and $0 under the terms of the agreement for the three months ended July 31, 2009 and 2008, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of July 31, 2009, $60,002 is outstanding under the agreement.

On January 14, 2009, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“Monarch Bay”).  Monarch Bay is a FINRA member firm.  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Monarch Bay.   Under the agreement, Monarch Bay will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Monarch Bay.  Pursuant the engagement letter, the Company is required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  The Company did not incur any expenses under the terms of the agreement during the three months ended July 31, 2009.

On January 9, 2009, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 100% of the ownership interests in Patoka River Coal Company, LLC, a Delaware limited liability company (“PRCC”), Patoka River Holdings, LLC, a Delaware limited liability company (“PRH”), and Carbon County Holdings, LLC (PRCC, PRH and CCH are collectively referred to herein as the “LLCs”) in exchange for the Company’s agreement to issue a total of 40,000,000 shares of the Company’s common stock to the owners of the LLCs, John P. Baugues, Jr. (the Company’s former Chief Executive Officer and director), the Baugues Trust, and TRX Capital, LLC, a California limited liability controlled by Tydus Richards, the former Chairman of the Company’s board of directors,.  At that time, PRCC held an exclusive option to acquire two parcels of land in fee simple, which option expired on January 26, 2009, and CCH held certain leasehold mining rights.   On March 31, 2009, the Company entered into a Letter Agreement Regarding Termination of Acquisition Agreement (the “Termination Letter”), pursuant to which the parties agreed to terminate the Acquisition Agreement.

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

On April 13, 2009, the Company entered into a Strategic Consulting Services Agreement with Charles S. Leykum (the Company’s former Board Advisor).  Pursuant to the Consulting Agreement, the Company agreed to issue to Mr. Leykum (or Mr. Leykum’s designees) an aggregate of 2,010,500 shares of the Company’s common stock as a payment, in exchange for Charles S. Leykum’s agreement to provide services under the Consulting Agreement.  The Consulting Agreement had a term of 24 months.  The Company recorded the stock payment of $1,467,665 as a prepaid expense on April 13, 2009 which reflected the numbers shares issued multiplied by the closing trading price on the date of issuance.

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

On July 23, 2009, the Company entered into a stock purchase agreement with an accredited investor controlled by Tydus Richards, the former Chairman of our board of directors, for the sale of 400,000 shares of its common stock at a purchase price of $1.00 per share.  In connection with the stock purchase agreement, the Company has agreed that it will not expend the proceeds of the offering without the consent of the investor. The sale closed on July 24, 2009.

On July 16, 2009, the Company entered into a Consulting Services Agreement with Lotus Asset Management (“Lotus”) controller by Tydus Richards, the former Chairman of our board of directors.  Pursuant to the Agreement, in consideration for providing certain services to us, Lotus is entitled to a monthly fee in the amount of $20,000.  The initial term of the Agreement expires October 16, 2009.  As of July 31, 2009, $20,000 is outstanding under the agreement.

During the three months ended July 31, 2009, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $8,700 on behalf of the Company.  The Company reimbursed Mr. Richards on September 3, 2009.

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

The future minimum lease payments associated with the Bridger lease for the fiscal years ending April 30 are as follows:

April 30, 2010	62,541
April 30, 2011	62,541
April 30, 2012	62,541
April 30, 2013	62,541
April 30, 2014	62,541
Thereafter	312,705
625,410

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:
	July 31,	April 30,
	2009	2009

Accrued Consulting Fees	60,002	66,668
Accrued Audit Fees	4,500	3,000
Accrued Legal Fees	13,200	10,000
Accrued Travel, Meals & Entertainment	20,456	21,249
	98,158	100,917

NOTE 6 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 300,000,000 shares of its $0.001 common stock.  At April 30, 2009, there were 71,925,000 shares issued and outstanding.  At July 31, 2009, there were 72,325,000 shares issued and outstanding.

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock from 75,000,000 to 300,000,000.

On January 10, 2008, 9,000,000 common shares were issued for cash at $0.002 per share, realizing $18,000.

On February 20, 2008, 5,300,000 common shares were issued for cash at $0.02 per share, realizing $104,998.

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 4,000,000 shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.    See Note 7 – Discontinued Operations for further discussion.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Leykum SPA”) with Charles S. Leykum, pursuant to which the Company agreed to sell to Mr. Leykum 1,250,000 shares of the Company’s Common Stock, par value $0.001, for an aggregate price of $250.  The issuance and sale of the shares of Common Stock to Mr. Leykum was subject to customary closing conditions as set forth in the Leykum SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued on February 27, 2009.  See Note 3.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Master Fund SPA”) with CSL Energy Master Fund, L.P., a Cayman Islands limited partnership (“Master Fund”), pursuant to which the Company agreed to sell to Master Fund 525,000 shares of the Company’s Common Stock, par value $0.001, for an aggregate price of $105.  The issuance and sale of the shares of Common Stock to Master Fund was subject to customary closing conditions as set forth in the Master Fund SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued on February 27, 2009.  See Note 3.

On January 27, 2009, the Company entered into a stock purchase agreement (the “Energy Fund SPA”) with CSL Energy Fund, L.P., a Delaware limited partnership (“Energy Fund”), pursuant to which the Company agreed to sell to Energy Fund 3,225,000 shares of the Company’s Common Stock, par value $0.001, for an aggregate price of $645.  The issuance and sale of the shares of Common Stock to Energy Fund was subject to customary closing conditions as set forth in the Energy Fund SPA.  This issuance was subsequent to the January 14, 2009 change in control and is considered to be founder’s shares.  These shares were issued on February 27, 2009.  See Note 3.

On April 2, 2009, the Company entered into that certain Amendment #1 Support Services Agreement, with Strands Management Company, LLC, , Keith Moore, David Walters, and Matt Szot (the “Amendment”), which Amendment amends that certain Support Services Agreement, dated as of January 8, 2009, between the Company and Strands.  Pursuant to the Amendment, the Company agreed to issue to Messrs. Moore, Walters, and Szot and aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement. The shares were issued on April 15, 2009, accordingly, the Company recorded a stock based compensation charge of $1,163,500 which is included in the statement of operations for the year ended April 30, 2009.  See Note 3.

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

The Company has treated the 60,000,000 shares issued pursuant to the Contribution Agreement as founder shares.  The Company determined that the first year lease payment of $62,541 was the best indicator of the cost of the acquisition, accordingly, the issuance of the 60,000,000 founder shares were recorded as a mining lease expense of $62,541 during the year ended April 30, 2009.

On April 13, 2009, the Company entered into that certain Strategic Consulting Services Agreement (“Consulting Agreement”) between the Company and Charles S. Leykum.  Pursuant to the Consulting Agreement, the Company agreed to issue to Mr. Leykum (or Mr. Leykum’s designess) an aggregate of 2,010,500 shares of the Company’s common stock as a payment, in exchange for Charles S. Leykum’s agreement to provide services under the Consulting Agreement.  The Consulting Agreement had a term of 24 months.  The Company recorded the stock payment of $1,467,665 as a prepaid expense on April 13, 2009 which reflected the numbers shares issued multiplied by the closing trading price on the date of issuance.

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

On July 23, 2009, the Company entered into a stock purchase agreement with an accredited investor controlled by Tydus Richards, the former Chairman of our board of directors, for the sale of 400,000 shares of its common stock at a purchase price of $1.00 per share.  In connection with the stock purchase agreement, the Company has agreed that it will not expend the proceeds of the offering without the consent of the investor. The sale closed on July 24, 2009.

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

The Company’s gain from discontinued operations, for the three months ended July 31, 2009 and 2008, totaled $0 and $3,935, respectively.  The Company’s loss from discontinued operations since inception through July 31, 2009, totaled $83,273.  Prior year financial statements have been restated to present the discontinued operations.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operation

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to Management Energy, Inc., a Nevada corporation.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  You should review carefully the section entitled “Risk Factors” beginning on page 7 of our Annual Report on Form 10-K for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

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

We currently lease the Bridger Property, which consists of approximately 6,254 acres located in the vicinity of Bridger in Carbon County, Montana, for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bridger Property can be determined.  We have done preliminary estimates of the surface seams on the Bridger Property, and intend to perform phase 1 drilling commencing in the first quarter of calendar year 2010 in order to determine whether it contains a commercially viable coal deposit.

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

Results of Operations

Three Months Ended July 31, 2009, Compared to Three Months Ended July 31, 2008

Revenues

We have only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the second quarter of calendar year 2010.

Operating Expenses

Operating expenses from continuing operations totaled $88,769 for the three months ended July 31, 2009 compared to $0 for the comparable period in the prior year.  The current period operating expenses primarily consist of $70,001 of consulting fees, as well as $6,200 of other professional fees and $12,568 of other general and administrative expenses.

We recently changed our principal business to the coal business, and expect to continue to incur operating expenses to pursue our business plan.

Gain (Loss) from Discontinued Operations

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to us for cancellation 4,000,000 shares of our Common Stock, par value $0.001 per share, and (2) assumed all of our liabilities.  We incurred gains from discontinued operations of $3,935 for the three months ended April 30, 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $88,769 for the three months ended July 31, 2009 and have an accumulated deficit of $1,541,417 at July 31, 2009.  At July 31, 2009, we had cash and cash equivalents of $298,275 and no other assets.

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

Off-Balance Sheet Arrangements

As of July 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues.  FSP No. 157-3 is effective immediately, and applies to the Company’s July 31, 2009 financial statements.  We have concluded that the application of FSP No. 157-3 did not have a material impact on our financial position and results of operations as of and for the three months ended July 31, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R) did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our financial position or results of operations.

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

PART II

OTHER INFORMATION

Item 1.                  Legal Proceedings

None.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  Submission of Matters to a Vote of Security Holders.

None.

Item 5.                  Other Information.

None.

Item 6.                  Exhibits.

No.	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 11, 2009	Management Energy, Inc.

By:	/s/ David Walters
David Walters, Chief Executive Officer

By:	/s/ Matt Szot
Matt Szot, Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*