Form 10-Q
period 2009-10-31
Management Energy, Inc.
filed 2009-12-14
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of December 11, 2009: 39,825,000 shares of common stock, par value $0.001 per share.

MANAGEMENT ENERGY, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – October 31, 2009 (Unaudited) and April 30, 2009	1

	Statements of Operations - (Unaudited) Three and Six Months Ended October 31, 2009 and 2008 and for the period of inception, from May 19, 2005 through October 31, 2009	2

	Statements of Cash Flows - (Unaudited) Six Months Ended October 31, 2009 and 2008 and for the period of inception, from May 19, 2005 through October 31, 2009	3

	Statements of Stockholders Equity (Unaudited) – For the Period Ended October 31, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Financial Condition and Results

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

i

MANAGEMENT ENERGY, INC.
(An Exploration Stage Company)
Balance Sheets

	October 31,	April 30,
	2009	2009
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$13,620	$900
Total Current Assets	13,620	900

Total Assets	$13,620	$900

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$115,014	$41,295
Accrued Expenses	-	100,917
Total Current Liabilities	115,014	142,212

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized, 39,825,000 shares issued and outstanding at October 31, 2009 and, 71,925,000 shares issued and outstanding at April 30, 2009	39,825	71,925
Additional paid-in capital	1,671,511	1,239,411
Deficit accumulated in the development stage	(1,812,730)	(1,452,648)

Total Stockholders' Equity (Deficit)	(101,394)	(141,312)

Total Liabilities and Stockholders' Equity (Deficit)	$13,620	$900

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Operations

(unaudited)

					For the period
					of Inception,
	For the		For the		from May 19,
	Three Months Ended		Six Months Ended		2005 through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009

Expenses:

Professional Fees	$40,850	$-	$47,050	$-	$98,850
Consulting	140,001	-	210,002	-	276,670
Mining Lease	-	-	-	-	62,541
Stock Based Compensation	-	-	-	-	1,163,500
Other General & Administrative	90,462	-	103,030	-	127,896

Total Operating Expenses	271,313	-	360,082	-	1,729,457

Operating Loss From Continuing Operations	$(271,313)	$-	$(360,082)	$-	$(1,729,457)

Discontinued operations
Gain (loss) from discontinued operations	-	(28,391)	-	(24,456)	(83,273)

Net Income (Loss)	$(271,313)	$(28,391)	$(360,082)	$(24,456)	$(1,812,730)

Basic and Dilutive Net Loss From Continuing
Operations Per Share	$(0.0042)	$-	$(0.0053)	$-

Basic and Dilutive Net Income From Discontinued
Operations Per Share	$-	$(0.0020)	$-	$(0.0017)

Weighted average number of shares
outstanding, basic and diluted	64,110,714	14,300,000	68,056,694	14,300,000

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Cash flows

(unaudited)

			For the period
			of Inception,
	For the		May 19,
	Six Months Ended		2005 to
	October 31,		October 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net Loss from continuing operations	$(360,082)	$-	$(1,729,457)
Net Gain (Loss) from discontinued operations	-	(24,456)	(83,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,178	1,479
Stock issued to acquire mining lease	-	-	62,541
Stock Based Compensation	-	-	1,163,500

Change in operating assets and liabilities:
Accounts Receivable	-	(14,118)	(15,118)
Prepaids	-	-	(1,500)
Accounts Payable	73,719	-	115,014
Accrued expenses	(100,917)	-	-

Net Cash used in Operating Activities	(387,280)	(37,395)	(486,814)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(23,564)
Net Cash used in Investing Activities	-	-	(23,564)

Cash Flows from Financing Activities
Proceeds from the sale of Common Stock	400,000	-	523,998
Borrowing from Affiliate	-	-	-
Repayment of loan from officer	-	(1,750)	-
Net Cash provided by (used by) Financing Activities	400,000	(1,750)	523,998

Net Increase (Decrease) in Cash	$12,720	$(39,145)	$13,620

Cash at beginning of period	$900	$76,697	$-

Cash at end of period	$13,620	$37,552	$13,620

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosue of Non-Cash Disposal of Assets related to Discontinued Operations:

Accounts receivable	$-	$-	$15,118
Prepaids	-	-	1,500
Property and Equipment	-	-	22,085
Common stock	-	-	(4,000)
Additional Paid in Capital	-	-	(34,703)
	$-	$-	$-

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at May 19, 2005	-	$-	$-	$-	$-

Common stock issued for cash on
January 10, 2008 at $0.002 per share	9,000,000	9,000	9,000	-	18,000

Common stock issued for cash on
February 20, 2008 at $0.02 per share	5,300,000	5,300	99,698	-	104,998

Net loss for the year ended April 30, 2008	-	-	-	(23,287)	(23,287)

Balances at April 30, 2008	14,300,000	$14,300	$108,698	$(23,287)	$99,711

Shares retired in the disposal of assets	(4,000,000)	(4,000)	(34,703)	-	$(38,703)

Common stock issued for cash on
February 27, 2009 at $0.0002 per share	5,000,000	5,000	(4,000)	-	$1,000

Common Stock issued for professional services
on April 15, 2009	1,625,000	1,625	1,161,875	-	$1,163,500

Common Stock issued in acquisition of mining
lease on April 15, 2009	60,000,000	60,000	2,541	-	$62,541

Common Stock issued for professional services
on April 16, 2009	2,010,500	2,010	1,465,655	-	$1,467,665

Shares retired due to termination of
consulting agreement	(7,010,500)	(7,010)	(1,460,655)	-	$(1,467,665)

Net loss from discontinued operations for the year ended April 30, 2009	-	-	-	(59,986)	$(59,986)

Net loss from continuing operations for the year ended April 30, 2009	-	-	-	(1,369,375)	$(1,369,375)

Balances at April 30, 2009	71,925,000	$71,925	$1,239,411	$(1,452,648)	$(141,312)

Common stock issued for cash on
July 24, 2009 at $1.00 per share	400,000	400	399,600	-	$400,000

Shares retired due to settlement agreement	(32,500,000)	(32,500)	32,500	-	$-

Net loss from continuing operations for the six months ended October 31, 2009	-	-	-	(360,082)	$(360,082)

Balances at October 31, 2009	39,825,000	$39,825	$1,671,511	$(1,812,730)	$(101,394)

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

On April 13, 2009, the Company entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with Carbon County Holdings, LLC, a Delaware limited liability company (“CCH”), John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, The John Paul Baugues, Sr. Family Trust, the beneficiaries of which are John P. Baugues, Jr. and his children  (the “Baugues Trust”), and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under that certain Mining Lease, dated on or around January 16, 2009 (the “Bolzer Lease”), between CCH, on the one hand, and Edith L. Bolzer and Richard L. Bolzer, as lessors, on the other hand, for the purpose of mining and removing coal from approximately 6,254 acres located in the vicinity of Bridger in Carbon County, Montana (the “Bolzer Property”).  In exchange for the contribution and assignment of the Bolzer Lease, the Company agreed to issue to each of Mr. Baugues, the Baugues Trust, and Mr. Richards, the sole members of CCH, the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

Name of Member	Number of Shares
John P. Baugues, Jr.	15,925,000
The John Paul Baugues, Sr. Family Trust	16,575,000
Tydus Richards	27,500,000
Total	60,000,000

Under the terms of the Bolzer Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $62,541 in each year during the initial ten (10) year term of the Bolzer Lease, subject to increases in future years (the “Minimum Annual Payment”) and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Bolzer Property (the “Royalty”).  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Bridger Property, the Company is required to pay a damage fee of $0.15 per ton for such coal (the “Damage Fee”).  In the event that the Royalty and/or the Damage Fee in any year during the term exceeds twice the Minimum Annual Payment, the Company is not required to make the Minimum Annual Payment for that year.

The Bolzer Lease is effective for a 10 year term.  The Company has the right to renew the Bolzer Lease for two additional 10 year terms upon at least 90 days written notice to the lessors prior to the expiration of the then-current term.  After 3 years from the effective date, the Company has the right to terminate the Bolzer Lease, on any annual anniversary, upon 90 days prior written notice to the lessors and upon payment of all damage fees, rentals and royalties accrued through the date of termination.

On October 8, 2009, the Company entered into an agreement with Mr Baugues, for the development of coal mines in an area of Carbon County, Montana known as the Bridger-Fromberg-Bear Mountain project.  The project consists of 6,254 acres we have under lease and over 50,000 additional acres we are seeking to lease.  Under the terms of the agreement:

•
Mr. Baugues (or his new entity) will pay to the Company an overriding royalty equal to 2% of the gross selling price of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

•
Mr. Baugues (or his new entity) will pay to the Company  an additional overriding royalty equal to 15% of the net profits from the mining and sale of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

•	The Company will have a right of first refusal to acquire up to a 50% interest in any property that becomes part of the Bridger-Fromberg-Bear Mountain project.
•
Mr. Baugues will surrender to the Company 15,925,000 shares of the Company’s common stock for cancellation and will cause to be surrendered 16,575,000 shares of the Company’s common stock held by the John T. Baugues Sr. Trust for cancellation.

•
Subject to Mr. Baugues (or a new entity to be formed by him) achieving certain development milestones, the Company: (i) will sublease to a new entity to be formed by Mr. Baugues, the Company’s mining lease for the 6,250 acre Bolzer Property and (ii) will not interfere with the development of the Bridger-Fromberg-Bear Mountain project by Mr. Baugues (or his new entity).

•
To retain the Bolzer Property sublease and other rights under the settlement agreement, Mr. Baugues (or his new entity) will be required to meet certain milestones (over a 15 month period) relating to obtaining financing, completing a drilling program, acquiring sufficient mining rights to constitute a viable development plan for the project, and submitting permitting applications.

•
Subject to performance of the terms of the settlement agreement, the Company and Mr. Baugues will release each other from any claims that they may have against the other as of the date of the settlement agreement.

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock to 300,000,000.  The share and per-share information disclosed within this Form 10-Q reflect the completion of this stock split.

Business Overview

The Company’s business plan is to engage in the exploration, extraction and distribution of coal.  The Company is currently considered to be an exploration stage corporation because it is engaged in the search for coal deposits and is not engaged in the exploitation of a coal deposit.  The Company has not engaged in the preparation of an established commercially mineable coal deposit for extraction or in the exploitation of a coal deposit. The Company will be in the exploration stage until it discovers commercially viable coal deposits on the Bolzer Property or any other property that the Company acquires, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

The Company currently leases the Bridger Property for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bridger Property can be determined.  The Company has done preliminary estimates of the surface seams on the Bridger Property, and intends to perform phase 1 drilling commencing in the calendar year 2010 in order to determine whether it contains a commercially viable coal deposit.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $360,082 during the six months ended October 31, 2009, and an accumulated deficit of $1,812,730 since inception. The Company has recently changed its principal business to the coal business, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at October 31, 2009 or April 30, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of October 31, 2009, there were no deposits in excess of federally insured limits.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) issued a standard on Disclosures About Fair Value of Financial Instruments.  The standard requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of October 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.

Income Taxes

The Company accounts for income taxes under the standards issued by the FASB.  Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of the standards issued by FASB.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  The Company adopted this standard as of January 1, 2006 and applied the standard using the modified prospective method.  The Company has not issued any stock options.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 19, 2005.  Since inception, and more particularly since commencing business in January 2008, the Company has incurred a net loss of $1,812,730. Much of this related to consultants and professional fees, as a means to generate working capital.  The Company’s working capital has been generated through the sale of common stock and renting its camera equipment.  Management has provided financial data since May 19, 2005, “Inception”, in the financial statements.

Net Loss Per Share

The FASB standard requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of October 31, 2009 and 2008.

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Net Income (Loss)	$(271,313)	$(28,391)	$(360,082)	$(24,456)

Basic and Dilutive Net Loss From Continuing Operations Per Share	$(0.0042)	$-	$(0.0053)	$-

Basic and Dilutive Net Income From Discontinued Operations Per Share	$-	$(0.0020)	$-	$(0.0017)

Weighted average number of shares outstanding, basic and diluted	64,110,714	14,300,000	68,056,694	14,300,000

The weighted average number of shares included in the calculation above are post-split.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

In May 2009, the FASB issued a standard on subsequent events.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). It requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted the standard.

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

On January 14, 2009, the Company entered into a Support Services Agreement with Strands Management Company, LLC (“Strands”).  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Strands.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Strands.   Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, and other services as agreed by the parties.  Under the Support Services Agreement, the Company will pay to Strands monthly cash fees of $16,667 for the services.  The initial term of the Support Services Agreement expires January 8, 2010.  On April 2, 2009, the Company entered into Amendment #1 to the Strands Agreement.  Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Strands an aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement.  The Company incurred $100,002 and $0 under the terms of the agreement for the six months ended October 31, 2009 and 2008, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of October 31, 2009, $93,336 is outstanding under the agreement.

On January 14, 2009, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“Monarch Bay”).  Monarch Bay is a FINRA member firm.  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Monarch Bay.   Under the agreement, Monarch Bay will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Monarch Bay.  Pursuant the engagement letter, the Company is required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  The Company did not incur any expenses under the terms of the agreement during the six months ended October 31, 2009.

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

Effective July 10, 2009, John P. Baugues, Jr. resigned from the Board of Directors of the Company and as the Company’s Chief Executive Officer.

On October 8, 2009, the Company entered into an agreement with Mr Baugues, for the  development of coal mines in an area of Carbon County, Montana known as the Bridger-Fromberg-Bear Mountain project.   Under the terms of the agreement:

•
Mr. Baugues (or his new entity) will pay to the Company an overriding royalty equal to 2% of the gross selling price of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

•
Mr. Baugues (or his new entity) will pay to the Company  an additional overriding royalty equal to 15% of the net profits from the mining and sale of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

•	The Company will have a right of first refusal to acquire up to a 50% interest in any property that becomes part of the Bridger-Fromberg-Bear Mountain project.
•
Mr. Baugues will surrender to the Company 15,925,000 shares of the Company’s common stock for cancellation and will cause to be surrendered 16,575,000 shares of the Company’s common stock held by the John T. Baugues Sr. Trust for cancellation.

•
Subject to Mr. Baugues (or a new entity to be formed by him) achieving certain development milestones, the Company: (i) will sublease to a new entity to be formed by Mr. Baugues, the Company’s mining lease for the 6,250 acre Bolzer property and (ii) will not interfere with the development of the Bridger-Fromberg-Bear Mountain project by Mr. Baugues (or his new entity).

•
To retain the Bolzer property sublease and other rights under the settlement agreement, Mr. Baugues (or his new entity) will be required to meet certain milestones (over a 15 month period) relating to obtaining financing, completing a drilling program, acquiring sufficient mining rights to constitute a viable development plan for the project, and submitting permitting applications.

•
Subject to performance of the terms of the settlement agreement, the Company and Mr. Baugues will release each other from any claims that they may have against the other as of the date of the settlement agreement.

On July 23, 2009, the Company entered into a stock purchase agreement with an accredited investor controlled by Tydus Richards, the former Chairman of our board of directors, for the sale of 400,000 shares of its common stock at a purchase price of $1.00 per share.  The sale closed on July 24, 2009.

On July 16, 2009, the Company entered into a Consulting Services Agreement with Lotus Asset Management (“Lotus”) controller by Tydus Richards, the former Chairman of our board of directors.  Pursuant to the agreement, in consideration for providing certain services to us, Lotus is entitled to a monthly fee in the amount of $20,000.  The initial term of the agreement expired October 16, 2009 and was extended to November 16, 2009.  As of October 31, 2009, no amounts were outstanding under the agreement.

During the six months ended October 31, 2009, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $8,700 on behalf of the Company.  The Company reimbursed Mr. Richards on September 3, 2009.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business.  These agreements call for expense reimbursement and various payments upon performance of services.  See Note 3 for further discussion.

Legal

There were no legal proceedings against the Company.

Operating Leases Commitments

Under the terms of the Bolzer Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $62,541 in each year during the initial ten (10) year term of the Bolzer Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Bridger Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Bolzer Property, the Company is required to pay a damage fee of $0.15 per ton for such coal.  In the event that the Royalty and/or the Damage Fee in any year during the term exceeds twice the Minimum Annual Payment, the Company is not required to make the Minimum Annual Payment for that year.

The Bolzer Lease is effective for a 10 year term.  The Company has the right to renew the Bolzer Lease for two additional 10 year terms upon at least 90 days written notice to the lessors prior to the expiration of the then-current term.  After 3 years from the effective date, the Company has the right to terminate the Bolzer Lease, on any annual anniversary, upon 90 days prior written notice to the lessors and upon payment of all damage fees, rentals and royalties accrued through the date of termination.

The future minimum lease payments associated with the Bolzer Lease for the fiscal years ending April 30 are as follows:

April 30, 2010	62,541
April 30, 2011	62,541
April 30, 2012	62,541
April 30, 2013	62,541
April 30, 2014	62,541
Thereafter	312,705
625,410

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	October 31,	April 30,
	2009	2009

Accrued Consulting Fees	-	66,668
Accrued Audit Fees	-	3,000
Accrued Legal Fees	-	10,000
Accrued Travel, Meals & Entertainment	-	21,249
	-	100,917

NOTE 6 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 300,000,000 shares of its common stock, par value $0.001 per share.  At April 30, 2009, there were 71,925,000 shares issued and outstanding.  At October 31, 2009, there were 39,825,000 shares issued and outstanding.

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

On April 13, 2009, the Company entered into a Strategic Consulting Services Agreement with Charles S. Leykum.  Pursuant to the agreement, the Company agreed to issue to Mr. Leykum (or Mr. Leykum’s designess) an aggregate of 2,010,500 shares of the Company’s common stock as a payment, in exchange for Charles S. Leykum’s agreement to provide services under the agreement.  The agreement had a term of 24 months.  The Company recorded the stock payment of $1,467,665 as a prepaid expense on April 13, 2009 which reflected the numbers shares issued multiplied by the closing trading price on the date of issuance.

On July 13, 2009, the Company agreed to the termination of its Strategic Consulting Services Agreement with Charles S. Leykum.  In connection with the termination of the agreement, Mr. Leykum and certain affiliated entities surrendered 7,010,500 shares of the Company’s common stock for cancellation and the parties agreed to a mutual release of all claims.  The Company treated  the termination and cancellation of shares as a Type 1 subsequent event because the termination provided information that led management to conclude that the prepaid asset no longer had future economic value.  Accordingly, the termination of the agreement and the related cancellation of shares were recorded as of April 30, 2009.

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

On October 8, 2009, the Company entered into an agreement with Mr. Baugues.   Under the terms of the agreement, Mr. Baugues surrendered to the Company 15,925,000 shares of the Company’s common stock for cancellation and caused to be surrendered 16,575,000 shares of the Company’s common stock held by the John T. Baugues Sr. Trust for cancellation.

NOTE 7 – DISCONTINUED OPERATIONS

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and Director.  In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 4,000,000 shares (800,000 pre-split) shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.

The following schedule shows the assets and liabilities as of January 14, 2009:

Accounts receivable	$15,118
Prepaids	1,500
Property and Equipment	22,085

The Company’s loss from discontinued operations, for the six months ended October 31, 2009 and 2008, totaled $0 and $24,456, respectively.  The Company’s loss from discontinued operations since inception through October 31, 2009, totaled $83,273.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 8 – SUBSEQUENT EVENTS

There were no reportable subsequent events through the date this report was issued, December 11, 2009.

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

Overview

Management Energy, Inc. acquires and develops coal mining projects in the U.S. to provide coal to both domestic and foreign markets.  We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We will be in the exploration stage until we discover commercially viable coal deposits on the Bolzer Property or any other property that we acquire, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

We currently are developing the Bridger-Fromberg-Bear Mountain project a coal mining project in the vicinity of Bridger in Carbon County, Montana.   The project consists of 6,254 acres we have under lease and over 50,000 additional acres we are seeking to lease.

Reserve Estimates

The project is still in the development stage and requires additional drilling and study to establish reliable reserve estimates. Based on similar reserves in proximity and related coal seams, our external consultants have assumed for business planning purposes a reserve size of at least 200 million tons, a heat rate of more than 11,000 Btu, and less than 1% sulfur.  However, there is no assurance that a commercially viable coal deposit exists on the project site.  Furthermore, there is no assurance that we will be able to successfully develop the project or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

Development Strategy

Our current strategy is to pursue the Bridger-Fromberg-Bear Mountain project with a development partner.  We believe the benefits of this strategy include:

•
Reduced capital requirements.  Our development partner will have responsibility for obtaining funding for the project.   We are entitled to an overriding royalty (based on sales and net profits) on the coal produced from the project without making any additional capital investment.

•	Option to participate in project investment. We have retained the option to participate up to 50% in any acquisition of coal properties that become part of the project.

•	Access to industry and local market expertise. Our development partner has over 20 years coal industry experience and has successfully developed and exited a coal project in Montana.

In October 2009, we entered into an agreement with a development partner for the development of the Bridger-Fromberg-Bear Mountain Project.  The agreement provides that:

•	Subject to our partner achieving certain development milestones, we will sublease to our partner our mining lease to 6,254 acres in the project

•	Our partner will pay to us an overriding royalty equal to 2% of the gross selling price of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

•
Our partner will pay to us an additional overriding royalty equal to 15% of the net profits from the mining and sale of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

•	We will have a right of first refusal to acquire up to a 50% interest in any property that becomes part of the Bridger-Fromberg-Bear Mountain project.

To retain its project rights, our development partner must meet certain milestones (over a 15 month period) relating to obtaining financing, completing a drilling program, acquiring sufficient mining rights to constitute a viable development plan for the project, and submitting permitting applications.

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

Results of Operations

Three Months Ended October 31, 2009, Compared to Three Months Ended October 31, 2008

Revenues

We have only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the third quarter of calendar year 2010.

Operating Expenses

Operating expenses from continuing operations totaled $271,313 for the three months ended October 31, 2009 compared to $0 for the comparable period in the prior year.  The current period operating expenses primarily consist of $140,001 of consulting fees, as well as $40,850 of other professional fees and $90,462 of other general and administrative expenses.

We recently changed our principal business to the coal business, and expect to continue to incur operating expenses to pursue our business plan.

Gain (Loss) from Discontinued Operations

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to us for cancellation 4,000,000 shares of our Common Stock, par value $0.001 per share, and (2) assumed all of our liabilities.  We incurred losses from discontinued operations of $28,391 for the three months ended October 31, 2008.

Results of Operations

Six Months Ended October 31, 2009, Compared to Six Months Ended October 31, 2008

Revenues

We have only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the third quarter of calendar year 2010.

Operating Expenses

Operating expenses from continuing operations totaled $360,082 for the six months ended October 31, 2009 compared to $0 for the comparable period in the prior year.  The current period operating expenses primarily consist of $210,002 of consulting fees, as well as $47,050 of other professional fees and $103,030 of other general and administrative expenses.

We recently changed our principal business to the coal business, and expect to continue to incur operating expenses to pursue our business plan.

Gain (Loss) from Discontinued Operations

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to us for cancellation 4,000,000 shares of our Common Stock, par value $0.001 per share, and (2) assumed all of our liabilities.  We incurred losses from discontinued operations of $24,456 for the six months ended October 31, 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $360,082 for the six months ended October 31, 2009 and have an accumulated deficit of $1,812,730 at October 31, 2009.  At October 31, 2009, we had cash and cash equivalents of $13,620 and no other assets.

We have not yet established a source of revenues to cover our operating costs and to allow us to continue as a going concern.  We do not expect to generate any revenues until at least the third quarter of calendar year 2010.  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, significant additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

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

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending April 30, 2010.  As a result, we will require additional debt and/or equity financing.  We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease or delay development of our operations, sell assets or our business may fail.   In each such case, the holders of our common stock would lose all or most of their investment.

Off-Balance Sheet Arrangements

As of October 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of the standards issued by FASB.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

In May 2009, the FASB issued a standard on subsequent events.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). It requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted the standard.

In September 2006, the FASB adopted a standard for fair value measurements.  This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement.  As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability.  The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period.  The adoption of this standard related to financial assets and liabilities did not have a material impact on the Company's financial statements.  We are currently evaluating the impact, if any, that this standard may have on our future financial statements related to non-financial assets and liabilities.

In October 2008, the FASB issued a standard for determining the fair value of a financial asset when the market for that asset is not active.  We have concluded that the application of this standard did not have a material impact on our financial position and results of operations as of and for the three and six months ended October 31, 2009.

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

Dated: December 11, 2009	Management Energy, Inc.

By:	/s/ David Walters
David Walters, Chief Executive Officer

By:	/s/ Matt Szot
Matt Szot, Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*