Form 10-Q
period 2010-01-31
Management Energy, Inc.
filed 2010-03-19
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of March 18, 2010: 39,825,000 shares of common stock, par value $0.001 per share.

MANAGEMENT ENERGY, INC.

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Balance Sheets – January 31, 2010 (Unaudited) and April 30, 2009	1

	Statements of Operations - (Unaudited) Three and Nine Months Ended January 31, 2010 and 2009 and for the period of inception, from May 19, 2005 through January 31, 2010	2

	Statements of Cash Flows - (Unaudited) Nine Months Ended January 31, 2010 and 2009 and for the period of inception, from May 19, 2005 through January 31, 2010	3

	Statements of Stockholders Equity (Unaudited) – For the Period Ended January 31, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Financial Condition and Results	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

i

MANAGEMENT ENERGY, INC.
(An Exploration Stage Company)
Balance Sheets

	January 31,	April 30,
	2010	2009
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$79	$900
Total Current Assets	79	900

Total Assets	$79	$900

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$158,746	$41,295
Accrued Expenses	64,541	100,917
Due to Affiliate	5,000	-
Total Current Liabilities	228,287	142,212

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized,
39,825,000 shares issued and outstanding at January 31, 2010 and,
71,925,000 shares issued and outstanding at April 30, 2009	39,825	71,925
Additional paid-in capital	1,671,511	1,239,411
Deficit accumulated in the exploration stage	(1,939,544)	(1,452,648)

Total Stockholders' Equity (Deficit)	(228,208)	(141,312)

Total Liabilities and Stockholders' Equity (Deficit)	$79	$900

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
 (An Exploration Stage Company)
 Statements of Operations

 (unaudited)

					For the period
					of Inception,
	For the		For the		from May 19,
	Three Months Ended		Nine Months Ended		2005 through
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

Expenses:

Professional Fees	$9,336	$6,500	$56,386	$6,500	$108,186
Consulting	50,834	16,667	260,836	16,667	327,504
Mining Lease	62,541	-	62,541	-	125,082
Stock Based Compensation	-	-	-	-	1,163,500
Other General & Administrative	4,103	329	107,133	329	131,999

Total Operating Expenses	126,814	23,496	486,896	23,496	1,856,271

Operating Loss From Continuing Operations	$(126,814)	$(23,496)	$(486,896)	$(23,496)	$(1,856,271)

Discontinued operations
Gain (loss) from discontinued operations	-	(36,530)	-	(60,986)	(83,273)

Net Income (Loss)	$(126,814)	$(60,026)	$(486,896)	$(84,482)	$(1,939,544)

Basic and Dilutive Net Loss From Continuing Operations Per Share	$(0.0032)	$(0.0017)	$(0.0055)	$(0.0017)

Basic and Dilutive Net Income From Discontinued Operations Per Share	$-	$(0.0027)	$-	$(0.0043)

Weighted average number of shares outstanding, basic and diluted	39,825,000	13,560,870	88,078,005	14,053,625

 See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Cash flows

(unaudited)

			For the period
			of Inception,
	For the		May 19,
	Nine Months Ended		2005 to
	January 31,		January 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net Loss from continuing operations	$(486,896)	$(23,496)	$(1,856,271)
Net Gain (Loss) from discontinued operations	-	(60,986)	(83,273)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	-	1,178	1,479
Stock issued to acquire mining lease	-	-	62,541
Stock Based Compensation	-	-	1,163,500

Change in operating assets and liabilities:
Accounts Receivable	-	(14,118)	(15,118)
Prepaids	-	-	(1,500)
Accounts Payable	117,451	-	158,746
Accrued expenses	(36,376)	22,667	64,541

Net Cash used in Operating Activities	(405,821)	(74,755)	(505,355)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(23,564)
Net Cash used in Investing Activities	-	-	(23,564)

Cash Flows from Financing Activities
Proceeds from the sale of Common Stock	400,000	-	523,998
Borrowing from Affiliate	5,000	-	5,000
Repayment of loan from officer	-	(1,750)	-
Net Cash provided by (used by) Financing Activities	405,000	(1,750)	528,998

Net Increase (Decrease) in Cash	$(821)	$(76,505)	$79

Cash at beginning of period	$900	$76,697	$-

Cash at end of period	$79	$192	$79

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosue of Non-Cash Disposal of Assets related to Discontinued Operations:

Accounts receivable	$-	$15,118	$15,118
Prepaids	-	1,500	1,500
Property and Equipment	-	22,085	22,085
Common stock	-	(4,000)	(4,000)
Additional Paid in Capital	-	(34,703)	(34,703)
	$-	$-	$-

 See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at May 19, 2005	-	$-	$-	$-	$-

Common stock issued for cash on
January 10, 2008 at $0.002 per share	9,000,000	9,000	9,000	-	18,000

Common stock issued for cash on
February 20, 2008 at $0.02 per share	5,300,000	5,300	99,698	-	104,998

Net loss for the year ended April 30, 2008	-	-	-	(23,287)	(23,287)

Balances at April 30, 2008	14,300,000	$14,300	$108,698	$(23,287)	$99,711

Shares retired in the disposal of assets	(4,000,000)	(4,000)	(34,703)	-	$(38,703)

Common stock issued for cash on February 27, 2009 at $0.0002 per share	5,000,000	5,000	(4,000)	-	$1,000

Common Stock issued for professional services on April 15, 2009	1,625,000	1,625	1,161,875	-	$1,163,500

Common Stock issued in acquisition of mining lease on April 15, 2009	60,000,000	60,000	2,541	-	$62,541

Common Stock issued for professional services on April 16, 2009	2,010,500	2,010	1,465,655	-	$1,467,665

Shares retired due to termination of consulting agreement	(7,010,500)	(7,010)	(1,460,655)	-	$(1,467,665)

Net loss from discontinued operations for the year ended April 30, 2009	-	-	-	(59,986)	$(59,986)

Net loss from continuing operations for the year ended April 30, 2009	-	-	-	(1,369,375)	$(1,369,375)

Balances at April 30, 2009	71,925,000	$71,925	$1,239,411	$(1,452,648)	$(141,312)

Common stock issued for cash on July 24, 2009 at $1.00 per share	400,000	400	399,600	-	$400,000

Shares retired due to settlement agreement	(32,500,000)	(32,500)	32,500	-	$-

Net loss from continuing operations for the nine months ended January 31, 2010	-	-	-	(486,896)	$(486,896)

Balances at January 31, 2010 (unaudited)	39,825,000	$39,825	$1,671,511	$(1,939,544)	$(228,208)

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

On October 8, 2009, the Company entered into an agreement with Mr. Baugues, for the development of coal mines in an area of Carbon County, Montana known as the Bridger-Fromberg-Bear Mountain project.  The project consists of 6,254 acres we have under lease and over 50,000 additional acres we are seeking to lease.  Under the terms of the agreement:

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

The Company currently leases the Bolzer Property for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bolzer Property can be determined.  The Company has done preliminary estimates of the surface seams on the Bolzer Property, and intends to perform phase 1 drilling commencing in calendar year 2010 in order to determine whether it contains a commercially viable coal deposit.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $486,896 during the nine months ended January 31, 2010, and an accumulated deficit of $1,939,544 since inception. The Company changed its principal business to the coal business in early 2009, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at January 31, 2010 or April 30, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of January 31, 2010, there were no deposits in excess of federally insured limits.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) issued a standard on Disclosures About Fair Value of Financial Instruments.  The standard requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31, 2010 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.

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

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 19, 2005.  Since inception, and more particularly since commencing business in January 2008, the Company has incurred a net loss of $1,939,544. Much of this related to consultants and professional fees, as a means to generate working capital.  The Company’s working capital has been generated through the sale of common stock and renting its camera equipment.  Management has provided financial data since May 19, 2005, “Inception”, in the financial statements.

Net Loss Per Share

The FASB standard requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of January31, 2010 and 2009.

	For the		For the
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Net Income (Loss)	$(126,814)	$(60,026)	$(486,896)	$(84,482)

Basic and Dilutive Net Loss From Continuing Operations Per Share	$(0.0032)	$(0.0017)	$(0.0055)	$(0.0017)

Basic and Dilutive Net Income From Discontinued Operations Per Share	$-	$(0.0027)	$-	$(0.0043)

Weighted average number of shares outstanding, basic and diluted	39,825,000	13,560,870	88,078,005	14,053,625

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

On January 14, 2009, the Company entered into a Support Services Agreement with Strands Management Company, LLC (“Strands”).  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Strands.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Strands.   Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, and other services as agreed by the parties.  Under the Support Services Agreement, the Company will pay to Strands monthly cash fees of $16,667 for the services.  On January 8, 2010, the Support Services Agreement was renewed for an additional twelve months and the monthly cash fee increased to $17,500.  The current term of the Support Services Agreement expires January 8, 2011.  On April 2, 2009, the Company entered into Amendment #1 to the Strands Agreement.  Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Strands an aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement.  The Company incurred $150,836 and $16,667 under the terms of the agreement for the nine months ended January 31, 2010 and 2009, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of January 31, 2010, $134,622 is outstanding under the agreement.

On January 14, 2009, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“Monarch Bay”).  Monarch Bay is a FINRA member firm.  Under the agreement, Monarch Bay will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Monarch Bay.  Pursuant the engagement letter, the Company is required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  The Company did not incur any expenses under the terms of the agreement during the nine months ended January 31, 2010.

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

On April 13, 2009, the Company entered into the Contribution Agreement with Carbon County Holdings, LLC, John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, the Baugues Trust, and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under the Bolzer Lease in exchange for the issuance to the members of CCH of, the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

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

On July 16, 2009, the Company entered into a Consulting Services Agreement with Lotus Asset Management (“Lotus”) controller by Tydus Richards, the former Chairman of our board of directors.  Pursuant to the agreement, in consideration for providing certain services to us, Lotus was entitled to a monthly fee in the amount of $20,000.  The agreement expired November 16, 2010.  The Company incurred $80,000 under the terms of the agreement for the nine months ended January 31, 2010, which is included in consulting expenses in the accompanying statements of operations.  As of January 31, 2010, no amounts were outstanding under the agreement.

During the period from May 1, 2009 through January 31, 2010, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $13,700 on behalf of the Company.  The Company reimbursed Mr. Richards $8,700 on September 3, 2009 and the remaining balance of $5,000 remains outstanding.

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

The future minimum lease payments associated with the Bolzer Lease for the fiscal years ending April 30 are as follows:

April 30, 2010	62,541
April 30, 2011	62,541
April 30, 2012	62,541
April 30, 2013	62,541
April 30, 2014	62,541
Thereafter	312,705
625,410

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	January 31,	April 30,
	2010	2009

Accrued Mining Lease	62,541	-
Accrued Consulting Fees	-	66,668
Accrued Audit Fees	2,000	3,000
Accrued Legal Fees	-	10,000
Accrued Travel, Meals & Entertainment	-	21,249
	64,541	100,917

NOTE 6 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 300,000,000 shares of its common stock, par value $0.001 per share.  At April 30, 2009, there were 71,925,000 shares issued and outstanding.  At January 31, 2010, there were 39,825,000 shares issued and outstanding.

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

On April 2, 2009, the Company entered into that certain Amendment #1 Support Services Agreement, with Strands Management Company, LLC, David Walters, Matt Szot, and another principal (the “Amendment”), which Amendment amends that certain Support Services Agreement, dated as of January 8, 2009, between the Company and Strands.  Pursuant to the Amendment, the Company agreed to issue to Messrs. Walters, Szot and another principal of Strands an aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement. The shares were issued on April 15, 2009, accordingly, the Company recorded a stock based compensation charge of $1,163,500 which is included in the statement of operations for the year ended April 30, 2009.  See Note 3.

As discussed in Note 1 and Note 3, on April 13, 2009, the Company entered into the Contribution Agreement with Carbon County Holdings, LLC, John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, the Baugues Trust, and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under the Bolzer Lease in exchange for the issuance to the members of CCH of, the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

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

The Company’s loss from discontinued operations, for the nine months ended January 31, 2010 and 2009, totaled $0 and $60,986, respectively.  The Company’s loss from discontinued operations since inception through January 31, 2010, totaled $83,273.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 8 – SUBSEQUENT EVENTS

We failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for Bolzer Property. Although, to date, we have not received a notice of default from the lessor of the property, there is no assurance we will not receive one in the future.

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note is due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.37, subject to adjustment for stock splits and combinations.

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

To retain its project rights, our development partner must meet certain milestones relating to obtaining financing, completing a drilling program, acquiring sufficient mining rights to constitute a viable development plan for the project, and submitting permitting applications.

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

Results of Operations

Three Months Ended January 31, 2010, Compared to Three Months Ended January 31, 2009

Revenues

We have only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the fourth quarter of calendar year 2010.

Operating Expenses

Operating expenses from continuing operations totaled $126,814 for the three months ended January 31, 2010 compared to $23,496 for the comparable period in the prior year.  The current period operating expenses primarily consist of $62,541 of mining lease expenses, $50,834 of consulting fees, as well as $9,336 of other professional fees and $4,103 of other general and administrative expenses.  The prior period operating expenses primarily consist of $16,667 of consulting fees, as well as $6,500 of other professional fees and $329 of other general and administrative expenses.

We changed our principal business to the coal business, and expect to continue to incur operating expenses to pursue our business plan.

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

Results of Operations

Nine Months Ended January 31, 2010, Compared to Nine Months Ended January 31, 2009

Revenues

We have only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the fourth quarter of calendar year 2010.

Operating Expenses

Operating expenses from continuing operations totaled $486,896 for the nine months ended January 31, 2010 compared to $23,496 for the comparable period in the prior year.  The current period operating expenses primarily consist of $62,541 of mining lease expenses, $260,836 of consulting fees, as well as $56,386 of other professional fees and $107,133 of other general and administrative expenses.  The prior period operating expenses primarily consist of $16,667 of consulting fees, as well as $6,500 of other professional fees and $329 of other general and administrative expenses.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $486,896 for the nine months ended January 31, 2010 and have an accumulated deficit of $1,939,544 at January 31, 2010.  At January 31, 2010, we had cash and cash equivalents of $79 and no other assets.

We have not yet established a source of revenues to cover our operating costs and to allow us to continue as a going concern.  We do not expect to generate any revenues until at least the fourth quarter of calendar year 2010.  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, significant additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

The business of exploring, extracting and distributing coal is capital intensive.  Execution of our business strategy will require substantial capital investment in the short-term and in future periods.  We require capital for, among other purposes, identifying and acquiring additional reserves and developing acquired reserves.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending April 30, 2010.  Due to our insufficient funding levels, we failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for Bolzer Property.  Although, to date, we have not received a notice of default from the lessor of the property, there is no assurance we will not receive one in the future.

On March 8, 2010, we sold a $50,000 convertible note to an accredited investor in a private placement transaction.  In the transaction, we received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on our behalf. The convertible note is due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.37, subject to adjustment for stock splits and combinations.

We will require additional debt and/or equity financing to continue our operations and meet our contractual commitments (including under the Bolzer Property lease).  We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease or delay development of our operations, sell assets or our business may fail.   In each such case, the holders of our common stock would lose all or most of their investment.

Off-Balance Sheet Arrangements

As of January 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

In October 2008, the FASB issued a standard for determining the fair value of a financial asset when the market for that asset is not active.  We have concluded that the application of this standard did not have a material impact on our financial position and results of operations as of and for the three and nine months ended January 31, 2010.

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

OTHER INFORMATION

Item 1.                  Legal Proceedings

None.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2010, we entered into a note purchase agreement with an accredited investor pursuant to which we sold a $50,000 principal amount convertible note in exchange for $50,000.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.37, subject to adjustment for stock splits and combinations. Our securities were offered and sold solely to an accredited investor in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuances did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

Dated: March 19, 2010	Management Energy, Inc.

By:	/s/ David Walters
David Walters, Chief Executive Officer

By:	/s/ Matt Szot
Matt Szot, Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*