Form 10-K
period 2010-04-30
Management Energy, Inc.
filed 2010-08-13
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2010

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

Indicate by check mark whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the past 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

            State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 11, 2010:  $1,425,750.

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

As of August 11, 2010, 39,825,000 shares of the Registrant’s Common Stock were outstanding.

Management Energy, Inc.

FORM 10-K
For the Fiscal Year Ended April 30, 2010

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

General

Our business plan is to engage in the exploration, extraction and distribution of coal.  We are currently considered to be an exploration stage company because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We have not engaged in the preparation of an established commercially mineable coal deposit for extraction or in the exploitation of a coal deposit. We will be in the exploration stage until we discover commercially viable coal deposits on the mining property we currently lease  or any other property that we acquire, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

We are developing the Bridger-Fromberg-Bear Mountain project, a coal mining project in the vicinity of Bridger in Carbon County, Montana.   The project consists of 6,254 acres we have under lease (the “Bolzer Property”) and over 50,000 additional acres we are seeking to lease.

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

In October 2009, we entered into an agreement with a development partner for the development of the Bridger-Fromberg-Bear Mountain Project.  The agreement provides that:

•	Subject to our partner achieving certain development milestones, we will sublease to our partner our mining lease to the Bolzer Property covering 6,254 acres in the project

•	Our partner will pay to us an overriding royalty equal to 2% of the gross selling price of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

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

Status of Bridger-Fromberg-Bear Mountain Project.

We began development of the Bridger-Fromberg-Bear Mountain project in April 2009.  To date, we have not made any significant progress in developing the project, primarily due to the failure of our development partner to meet milestones for the project and our own insufficient funding levels.

Our development partner has failed to meet its development milestones for the Bridger-Fromberg-Bear Mountain project, including milestones related to obtaining financing and acquiring additional mining rights for the project.   We have not been in contact with our development partner regarding the project since April 2010, and are unaware of the status of its development efforts, if any. We have not exercised our right to terminate the development agreement.   However, we are evaluating alternative arrangements to pursue the project.

Due to our insufficient funding levels, we failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for the Bolzer Property, which is part of the Bridger-Fromberg-Bear Mountain project and the only mining rights we currently hold.  Although we have not received a notice of default or terminations from the lessor of the property, there is no assurance we will not receive one in the future.

In addition, we have identified some potential imperfections in our legal rights to the lease for the Bolzer Property.   We have not had sufficient financial resources to resolve these potential imperfections.   Therefore, there is no assurance we have valid legal rights to the lease for the Bolzer Property.

As a result of these and other factors, there is no assurance that we will be able to successfully develop the project or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

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

On April 13, 2009, we entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with Carbon County Holdings, LLC, a Delaware limited liability company (“CCH”), John P. Baugues, Jr., our former Chief Executive Officer and director, The John Paul Baugues, Sr. Family Trust, the beneficiaries of which are John P. Baugues, Jr. and his children (the “Baugues Trust”), and Tydus Richards, the former Chairman of our board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to us all of CCH’s rights and obligations under that certain Mining Lease, dated on or around January 16, 2009, between CCH, on the one hand, and Edith L. Bolzer and Richard L. Bolzer, as lessors, on the other hand, for the purpose of mining and removing coal from the Bolzer Property.  In exchange for the contribution and assignment of the Bolzer Lease, we agreed to issue to each of Mr. Baugues, the Baugues Trust, and Mr. Richards, the sole members of CCH, the number of shares of our Common Stock set forth opposite such member’s name below.

Name of Member	Number of Shares
John P. Baugues, Jr.	15,925,000
The John Paul Baugues, Sr. Family Trust	16,575,000
Tydus Richards	27,500,000
Total	60,000,000

On October 8, 2009, we entered into an agreement with Mr. Baugues, for the development of the Bridger-Fromberg-Bear Mountain project.  Under the terms of the agreement, Mr. Baugues surrendered to us 15,925,000 shares of our common stock for cancellation and caused to be surrendered 16,575,000 shares of our common stock held by the Baugues Trust for cancellation.

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

In the event the Bolzer Property is found to contain commercially viable coal deposits, they are expected to yield high-bituminous low-sulfur coal, which is primarily used for power generation and industrial uses.

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

In recent years, prices for oil and natural gas in the United States have reached record levels because of increasing demand and tensions regarding international supply, although recently prices have dropped markedly. Historically, high oil and gas prices and global energy security concerns have increased government and private sector interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be refined further to produce transportation fuels, such as low-sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. We expect advances in technologies designed to convert coal into electricity through coal gasification processes and to capture and sequester carbon dioxide emissions from electricity generation and other sources. These technologies have garnered greater attention in recent years due to developing concerns about the impact of carbon dioxide on the global climate. We believe the advancement of coal-conversion and other technologies represent a positive development for the long-term demand for coal.  We believe that this advancement will continue despite the recent decline in oil and natural gas prices.

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

The Bolzer Property

We currently are developing the Bridger-Fromberg-Bear Mountain project, a coal mining project in the vicinity of Bridger in Carbon County, Montana.   The project consists of the Bolzer Property (the only property we currently have mining rights to) and over 50,000 additional acres we are seeking to lease.

Property Location and Access.  We have the rights to mine the Bolzer Property situated approximately two miles west of Bridger, which is located in Carbon County, Montana.  The Burlington Northern’s railroad line provides the principal means of transport to bring in goods and heavy equipment and export coal.  The road network in Carbon County is Highway 308.   Access to the areas where we intend to mine is by county road.

Our Lease for the Bolzer Property.   We have a leasehold interest in the Bolzer Property. Under the terms of the lease, we are required to pay to the lessors (1) a minimum annual payment in an amount equal to $62,541 in each year during the initial ten (10) year term of the Bolzer Lease, subject to increases in future years (the “Minimum Annual Payment”) and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Bolzer Property (the “Royalty”).  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Bolzer Property, we are required to pay a damage fee of $0.15 per ton for such coal (the “Damage Fee”).  In the event that the Royalty and/or the Damage Fee in any year during the term exceeds twice the Minimum Annual Payment, we are not required to make the Minimum Annual Payment for that year.

The lease is effective for a 10 year term.  We have the right to renew the lease for two additional 10 year terms upon at least 90 days written notice to the lessors prior to the expiration of the then-current term.  After 3 years from the effective date, we have the right to terminate the lease, on any annual anniversary, upon 90 days prior written notice to the lessors and upon payment of all damage fees, rentals and royalties accrued through the date of termination.

Due to our insufficient fund levels, we failed to make the January 2010 scheduled Minimum Annual Payment of $62,541.   Although, to date, we have not received a notice of default or termination from the lessor of the property, there is no assurance we will not receive one in the future.

In addition, we have identified some potential imperfections in our legal rights to the lease for the Bolzer Property.   We have not had sufficient financial resources to resolve these potential imperfections.   Therefore, there is no assurance we have valid legal rights to the lease for the Bolzer Property.

History.  Historically, the Bridger, Bearcreek and Red Lodge coal fields in Montana were mined from the late 1880’s until the early 1950’s.  Records indicated that there were over 700 million tons of coal in these three indicated fields.  The major customer base for the fields at the time was the railroads.    There were 16 different underground mines in operation at various times during the period.   Pacific Corp mined in this location in 1975.

 Property Condition.  The Bolzer Property currently is ranch land, and has access to power lines sufficient to provide power for our currently forecasted needs.

Geology. The Bolzer Property is sparsely populated, with no streams and no environmental impediments to mining.  There are three mineable coal seams in the Bolzer Property we currently hold with seam thickness ranging from three to eight feet.  Some of the lower seams may contain metallurgical coal characteristics.  There are approximately four to eight mineable coal seams in the Bridger, Bearcreek and Red Lodge coal fields, taken as a whole. The seams contain upper cretaceous mesaverde meeteetsc formations and also paleocene fort union formations.

Distribution

The railroad loading for the Bolzer Property would be located near Bridger, Montana on Burlington Northern’s Thermopolis / Casper railroad line. We plan to build a rail line of approximately 5 miles to connect our mines to the Burlington Northern railroad line.  We currently have no distribution contracts in place.

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

We believe this strategic focus will position us to compete effectively against our larger competitors.  Possible purchasers of our products include larger coal producers, electric utilities and financial institutions (private equity and hedge funds) who invest in the basic materials and/or energy sectors, for example: National Coal Corp., AES Corp., Cline Energy, Sempra, James River Coal Company, Sumitomo, Chinese Coal Company, DTE Energy, Arch Coal, Inc. and Peabody Energy Corp.

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

Employees

We have no employees as of August 10, 2010.  We believe that our future success will depend, in part, on our ability to attract, hire and retain qualified personnel with knowledge of the coal industry.

Item 1A.          Risk Factors.

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Management Energy, Inc. and our business.

Risks Relating to Our Company and Business

We failed to make the required minimum annual payment on our lease for the Bolzer Property, and that lease could be terminated at any time.

Due to our insufficient funding levels, we failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for the Bolzer Property, which is part of the Bridger-Fromberg-Bear Mountain project and the only mining rights we currently hold.  Although we have not received a notice of default or termination from the lessor of the property, there is no assurance we will not receive one in the future.

In addition, we have identified some potential imperfections in our legal rights to the lease for the Bolzer Property.   We have not had sufficient financial resources to resolve these potential imperfections.   Therefore, there is no assurance we have valid legal rights to the lease for the Bolzer Property.

If our lease for the Bolzer Property were terminated, we would likely abandon our development of the Bridger-Fromberg-Bear Mountain project.

We have not made significant progress in developing the Bridger-Fromberg-Bear Mountain Project, and we may not be able to develop the project.

We began development of the Bridger-Fromberg-Bear Mountain project in April 2009.  To date, we have not made any significant progress in developing the project, primarily due to the failure of our development partner to meet milestones for the project and our own insufficient funding levels.

Our development partner has failed to meet its development milestones for the Bridger-Fromberg-Bear Mountain project, including milestones related to obtaining financing and acquiring additional mining rights for the project.   We have not been in contact with our development partner regarding the project since April 2010, and are unaware of the status of its development efforts, if any. We have not exercised our right to terminate the development agreement.   However, we are evaluating alternative arrangements to pursue the project.

As a result of these and other factors, there is no assurance that we will be able to successfully develop the project or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

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

From inception through to April 30, 2010, we have incurred aggregate losses of $4,779,809. Our loss from continuing operations for the fiscal year ended April 30, 2010 was $3,327,161. We have never generated any revenues from continuing operations.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as our ability to acquire mining properties and leases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We will need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Our business strategy will require additional substantial capital investment in future periods.  We require capital for, among other purposes, acquiring new supplies and equipment, acquiring additional reserves, and maintaining compliance with environmental laws and regulations. Because cash generated internally is not sufficient to fund capital requirements in 2010, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on attractive terms.

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

There can be no assurance that we will establish commercial discoveries and/or profitable production programs on the Bolzer Property or any other properties we acquire.

Exploration for recoverable reserves of coal is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing coal.

We currently lease approximately 6,254 acres located in the vicinity of Bridger in Carbon County, Montana for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bolzer Property can be determined.  There is no assurance that a commercially viable coal deposit exists on the Bolzer Property.  Furthermore, there is no assurance that we will be able to successfully develop the Bolzer Property or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

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

Our former Chairman of our Board of Directors, beneficially owns, approximately 23.6% of our outstanding common stock.  The interests of our former director may differ from the interests of other stockholders, and he may, by virtue of his ownership stake, be able to exert substantial influence or otherwise control many corporate actions requiring stockholder approval, including the following actions:

•	electing or defeating the election of directors;

•	amending or preventing amendment of our articles of incorporation or bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of our former director may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of August 11, 2010, we had an aggregate of 260,175,000 shares of our common stock and 10,000,000 shares of our preferred stock authorized but unissued.  Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 2.          Description of Properties.

Our corporate offices are located at 30950 Rancho Viejo Rd #120, San Juan Capistrano, California 92675 in a shared office space with Cardiff Partners, LLC (“Cardiff”).  David Walters, our director, is a managing member, and 50% owner, of Cardiff.   We currently are not assessed any rental charges for the use of this space.

The premises used during the year ended April 30, 2010 were provided to us without charge.  We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

Other than the Bolzer Property, we do not currently own or lease any real property.

Item 3.          Legal Proceedings.

There are no other legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.          (Removed and Reserved)

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.

Our Common Stock is quoted on the OTC Electronic Bulletin Board under the symbol “MMEX”. The following table indicates the quarterly high and low trading prices for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2010 and April 30, 2009. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

 Prior to May 28, 2009 and the effectiveness of our 5-for-1 stock split, our stock symbol on the OTC Electronic Bulletin Board was “MGEG”.

	Sales Prices
	High	Low
Fiscal 2008
1st Quarter	n/a	n/a
2nd Quarter	n/a	n/a
3rd Quarter	n/a	n/a
4th Quarter	n/a	n/a

Fiscal 2009
1st Quarter	n/a	n/a
2nd Quarter	n/a	n/a
3rd Quarter	n/a	n/a
4th Quarter	$0.81	$0.40

Fiscal 2010
1st Quarter	$1.28	$0.74
2nd Quarter	$1.58	$1.19
3rd Quarter	$1.45	$0.23
4th Quarter	$0.67	$0.20

There were 31 holders of record of our common stock as of August 10, 2010.  The last sale price for our common stock as reported on August 10, 2010 was $0.076.

We did not pay dividends on our common stock for the fiscal year ended April 30, 2010 and have no plans to do so in the foreseeable future.

We do not have an equity compensation plan.

On April 1, 2010, we issued to Wilkes Lane Capital, LLC  a warrant to purchase 8,000,000 shares of our common stock (at an exercise price of $0.28 per share) as consideration for certain consulting services.  See Item 9B – Other Information.  The warrant is exercisable for a period of five years from issuance.   The warrant has the benefit of a “cashless exercise” provision and anti-dilution protection for stock splits, stock dividends and corporate reorganizations.   After September 1, 2010, at the request of the holder of the warrant, we are required to file and maintain the effectiveness of a registration statement covering the resale shares of common stock issuable upon exercise of the warrant.   We offered and sold our securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

Overview

Management Energy, Inc. plans to acquire and develop coal mining projects in the U.S. to provide coal to both domestic and foreign markets.  We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We will be in the exploration stage until we discover commercially viable coal deposits on the Bolzer Property or any other property that we acquire, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

We are developing the Bridger-Fromberg-Bear Mountain project a coal mining project in the vicinity of Bridger in Carbon County, Montana.   The project consists of 6,254 acres we have under lease and over 50,000 additional acres we are seeking to lease.

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

Status of Bridger-Fromberg-Bear Mountain Project.

We began development of the Bridger-Fromberg-Bear Mountain project in April 2009.  To date, we have not made any significant progress in developing the project, primarily due to the failure of our development partner to meet milestones for the project and our own insufficient funding levels.

Our development partner has failed to meet its development milestones for the Bridger-Fromberg-Bear Mountain project, including milestones related to obtaining financing and acquiring additional mining rights for the project.   We have not been in contact with our development partner regarding the project since April 2010, and are unaware of the status of its development efforts, if any. We have not exercised our right to terminate the development agreement.   However, we are evaluating alternative arrangements to pursue the project.

Due to our insufficient funding levels, we failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for the Bolzer Property, which is part of the Bridger-Fromberg-Bear Mountain project and the only mining rights we currently hold. Although we have not received a notice of default or termination from the lessor of the property, there is no assurance we will not receive one in the future.

In addition, we have identified some potential imperfections in our legal rights to the lease for the Bolzer Property.   We have not had sufficient financial resources to resolve these potential imperfections.   Therefore, there is no assurance we have valid legal rights to the lease for the Bolzer Property.

As a result of these and other factors, there is no assurance that we will be able to successfully develop the project or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

As we execute our business plan in the fiscal year ending April 30, 2011, we expect to incur a substantial amount of operating expenses that have not been incurred or reflected in our historical results of operations, including: mining lease expenses and expenses for personnel, operations, and professional fees. We also expect that we will continue to incur stock based compensation charges in future periods as we will likely issue equity awards as a form of compensation to management and other professional service providers.

Results of Operations

Fiscal Year Ended April 30, 2010, Compared to Fiscal Year Ended April 30, 2009

Revenues

We have only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the second quarter of calendar year 2011.

Operating Expenses

Operating expenses from continuing operations totaled $3,327,161 for the fiscal year ended April 30, 2010 compared to $1,369,375 for the comparable period in the prior year.

The current year operating expenses primarily consist of a non-cash stock based compensation charge recorded of $2,640,365 for the 8,000,000 warrants issued as a retainer under an agreement with a coal consultant firm, $62,541 of mining lease expenses, $413,336 of consulting fees, as well as $102,280 of other professional fees and $108,639 of other general and administrative expenses.

The prior year operating expenses primarily consist of a non-cash stock based compensation charge recorded of $1,163,500 for the 1,625,000 shares of our common stock issued as a retainer under our Support Services Agreement, with Cardiff.  Operating expenses for the fiscal year ended April 2009 also include $62,541 of acquisitions costs related to the Bolzer Property lease acquisition, $66,668 of consulting fees, $51,800 of other professional fees and $24,866 of other general and administrative expenses.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $3,327,161 and $1,429,361 for the years ended April 30, 2010 and 2009, respectively and have an accumulated deficit of $4,779,809 at April 30, 2010.  At April 30, 2010, we had cash and cash equivalents of $58,293 and $2,389 of current assets.

We have not yet established a source of revenues to cover our operating costs and to allow us to continue as a going concern.  We do not expect to generate any revenues until at least the second quarter of calendar year 2011.  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, significant additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

The business of exploring, extracting and distributing coal is capital intensive.  Execution of our business strategy will require substantial capital investment in the short-term and in future periods.  We require capital for, among other purposes, identifying and acquiring additional reserves and developing acquired reserves.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending April 30, 2011.  We will require additional debt and/or equity financing to continue our operations and meet our contractual commitments (including under the Bolzer Property lease).  We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of the standards issued by the FASB.  The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  The Company adopted this standard as of January 1, 2006 and applied the standard using the modified prospective method.  The Company has not issued any stock options, however, the there were warrants to purchase 8,000,000 common shares outstanding as of April 30, 2010.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's results of operations or financial condition. See Note 10 for disclosures regarding the Company's subsequent events.

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact the Company's results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its results of operations and financial condition.

Off-Balance Sheet Arrangements

As of April 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

          Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

          Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

          Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2010.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       Other Information

On April 1, 2010, we entered into a consulting agreement (effective March 1, 2010) with Wilkes Lane Capital, LLC (the “Wilkes Lane Agreement”) to provide certain consulting services including developing an overall business strategy for our coal business; identifying and assessing the merits of our coal  business opportunities; and recommending and managing providers of professional services.  Under the Wilkes Lane Agreement, we were obligated to pay Wilkes Lane Capital a monthly fee of $50,000.  In addition, we issued Wilkes Lane Capital a warrant to purchase 8,000,000 shares of our common stock at an exercise price of $0.28 per share.   The warrant is exercisable for a period of five years from issuance.   The warrant has the benefit of a “cashless exercise” provision and anti-dilution protection for stock splits, stock dividends and corporate reorganizations.   After September 1, 2010, at the request of the holder of the warrant, we are required to file and maintain the effectiveness of a registration statement covering the resale shares of common stock issuable upon exercise of the warrant.

The Wilkes Lane Agreement had an initial term of three months and was scheduled to expire on May 31, 2010.   In May, 2010, Wilkes Lane terminated the Wilkes Lane Agreement due to our failure to pay the monthly fees payable under the agreement.   We owed Wilkes Lane Capital $150,000 in unpaid monthly fees at the time of termination.

PART III

Item 10.          Directors and Executive Officers of Management Energy, Inc.

The following table presents information with respect to our directors and executive officers.

Name	Age	Position
David Walters	47	Chief Executive Officer and Director
Matt Szot	36	Chief Financial Officer, Secretary and Treasurer

Directors

DAVID WALTERS
Mr. Walters has served as a Director since April 2009 and as Chief Executive Officer since August 2009.  Mr. Walters is a founder and principal of Cardiff Partners, LLC and Monarch Bay Associates, LLC (“Monarch Bay”), and has extensive experience in investment management, corporate growth development strategies and capital markets. From 1992 through 2000, he was an executive vice president and managing director in charge of capital markets for Roth Capital (formerly Cruttenden Roth), were he managed the capital markets group and led over 100 financings (public and private), raising over $2 billion in growth capital. Additionally, Mr. Walters oversaw a research department that covered over 100 public companies, and was responsible for the syndication, distribution and after-market trading of the public offerings. From 1992 through 2000, he managed the public offerings for Cruttenden Roth, which was the most prolific public underwriter in the U.S. for deals whose post-offering market cap was less than $100 million. Mr. Walters sat on Roth's Board of Directors from 1994 through 2000. Previously, he was a vice president for both Drexel Burnham Lambert and Donaldson Lufkin and Jenrette in Los Angeles, and he ran a private equity investment fund. Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego.  Mr. Walters also serves as Chairman of the Board of Directors and Chief Executive of Monarch Staffing, Inc. and STI Group, Inc., and a member of the Board of Directors of Precision Aerospace Components, Inc. and Trans-Pacific Aerospace Company, Inc.

Executive Officers

All officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.

DAVID WALTERS – SEE ABOVE

MATT SZOT

Mr. Szot has served as our Chief Financial Officer, Secretary and Treasurer since January 2009.  Mr. Szot has significant experience in financial implementation processes, mergers and acquisitions, financial valuation and public company SEC reporting and compliance.  Since February 2007, Mr. Szot has served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company which provides executive financial services to various publicly traded and privately held companies.  Prior thereto, from 2003 to 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products.  From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies.  Mr. Szot is on the Board of Directors of Secured Federal Funding Acquisition Corp. and also serves as Chief Financial Officer of S&W Seed Company, Inc. and Trans-Pacific Aerospace Company, Inc..  Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana, with a Bachelor of Science degree in Accounting and Agricultural Economics. Mr. Szot is a Certified Public Accountant in the State of California.

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

The board of directors has determined that Mr. Walters is not “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC since he is a principal of Cardiff, a provider of consulting services to us and a principal of Monarch Bay, our placement agrent.

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

Directors’ and Officers’ Liability Insurance.  We currently anticipate that we will obtain directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance is expected to insure us against losses which we may incur in indemnifying our officers and directors.  In addition, we have entered into indemnification agreements with our executive officers and directors and such persons also have indemnification rights under applicable laws, and our articles of incorporation and bylaws.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal year ended April 30, 2010, no director expenses were incurred.

Item 11.        Executive Compensation.

The following table describes compensation awarded, paid to or earned, for the last fiscal year, by us to our current Chief Executive Officer, our former Chief Executive Officer and Chief Financial Officer during our fiscal year ended April 30, 2010 and 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Walters (2)	2010	$-	$-	$-	$-	$-	$-	$203,336	$203,336
Current Chief Executive	2009	$-	$-	$504,568	$-	$-	$-	$66,668	$571,236
Officer and Director

John P. Baugues (3)	2010	$-	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive	2009	$-	$-	$-	$-	$-	$-	$-	$-
Officer and Chairman

Matt Szot (4)	2010	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer,	2009	$-	$-	$112,125	$-	$-	$-	$-	$112,125
Treasurer, and Secretary

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

(2)
Mr. Walters has served as a Director since April 2009 and as Chief Executive Officer since August 2009. Mr. Walters owns a 50% interest and is a managing member of Cardiff Partners, LLC.   We incurred $203,336 and $66,668 of expenses under the terms of a support services agreement in the fiscal years ended April 30, 2010 and 2009, respectively.

(3)	Mr. Baugues became our Chief Executive Officer effective January 14, 2009 and resigned from the position on July 10, 2009.

(4)	Mr. Szot became our Chief Financial Officer effective January 14, 2009.

Outstanding Equity Awards at Fiscal Year-End

As of August 13, 2010, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of August 13, 2010, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 10, 2010:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our executive officers and directors; and

•	by all of our executive officers and directors as a group.

Name and address of	Beneficial Ownership of Shares (2)
Beneficial Owner (1)	Number	Percentage (3)
Kyaw Myint	5,000,000	12.6%
60 Overlook Road
Lattingtown, NY 11560

Matt Massick	3,766,667	9.5%
1637 N Winckesten
Chicago, IL 60622

Cloby - Tryo Resources, Inc.	2,000,000	5.0%
3709 Huntmaster Ct.
Richmond, VA 23233

Tydus Richards (4)	9,400,000	23.6%
29377 Rancho California Rd. #204
Temecula, CA 92591

David Walters	731,250	1.8%

Matt Szot	142,500	*

All officers and directors as a group	873,750	2.2%

*	Represents less than 1%

(1)	Unless otherwise indicated, the address of each of the named parties in this table is: 30950 Rancho Viejo Road, Suite 120, San Juan Capistrano, CA 92675.

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

(3)	Based on 39,825,000 shares outstanding as of August 10, 2010.

(4)	Includes 9,000,000 shares of common stock owned by TRX Capital and 400,000 shares of common stock owned by Lotus Asset Management.

Item 13.        Certain Relationships and Related Transactions.

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to that certain Asset Sale Agreement, dated January 14, 2009, in exchange for the surrender to us by Mr. Klandrud of 4,000,000 shares of the our common stock, and the assumption by Mr. Klandrud all of the our liabilities.

On January 14, 2009, we entered into a Support Services Agreement with Cardiff Partners, LLC (the “Cardiff Agreement”).  Matt Szot, our Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Cardiff.  David Walters, a director, owns a 50% interest and is a managing member of Cardiff.   Pursuant to the Cardiff Agreement, in consideration for providing certain services to us, Cardiff is entitled to a monthly fee in the amount of $16,667.  On January 8, 2010, the Support Services Agreement was renewed for an additional twelve months and the monthly cash fee increased to $17,500.  The current term of the Support Services Agreement expires January 8, 2011.  On April 2, 2009, we entered into Amendment #1 to the Cardiff Agreement.  Pursuant to the amendment, we agreed to issue to Messrs. Walters and Szot and another principal of Cardiff an aggregate of 1,625,000 shares of our common stock as a retainer, in exchange for Cardiff’s agreement to continue to provide services under the Support Services Agreement.  We incurred $203,336 and $66,668 under the terms of the agreement for the years ended April 30, 2010 and 2009, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of April 30, 2010, $185,372 is outstanding under the agreement.

On January 14, 2009, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC.  Matt Szot, our Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Monarch Bay.  David Walters, our Chief Executive Officer and  director, owns a 50% interest and is a managing member of Monarch Bay.  Pursuant the engagement letter, we are required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  We did not incur any expenses under the terms of the agreement during the year ended April 30, 2010.

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

On April 13, 2009, we entered into the Contribution Agreement with Carbon County Holdings, LLC, John P. Baugues, Jr., our former Chief Executive Officer and director, the Baugues Trust, and Tydus Richards, the former Chairman of our board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to us all of CCH’s rights and obligations under the Bolzer Lease in exchange for the issuance to the members of CCH of the number of shares of our Common Stock set forth opposite such member’s name below.

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

On July 16, 2009, we entered into a Consulting Services Agreement with Lotus Asset Management, an entity controlled by Tydus Richards, the former Chairman of our board of directors.  Under the Agreement, we will pay Lotus Asset Management a monthly fee of $20,000 in exchange for business development services, serve as a member of the board of advisors, corporate strategy, and identify other potential employees including a Chief Executive Officer with extensive coal industry experience.  The agreement expired November 16, 2010.  The Company incurred $80,000 under the terms of the agreement for the year ended April 30, 2010, which is included in consulting expenses in the accompanying statements of operations.  As of April 30, 2010, no amounts were outstanding under the agreement.

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

On October 8, 2009, we entered into an agreement with Mr Baugues, for the development of coal mines in an area of Carbon County, Montana known as the Bridger-Fromberg-Bear Mountain project.   Under the terms of the agreement:

•
Mr. Baugues (or his new entity) will pay to us an overriding royalty equal to 2% of the gross selling price of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

•
Mr. Baugues (or his new entity) will pay to us  an additional overriding royalty equal to 15% of the net profits from the mining and sale of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

•	We will have a right of first refusal to acquire up to a 50% interest in any property that becomes part of the Bridger-Fromberg-Bear Mountain project.

•
Mr. Baugues surrendered to us 15,925,000 shares of our common stock for cancellation and caused to be surrendered 16,575,000 shares of our common stock held by the John T. Baugues Sr. Trust for cancellation.

•
Subject to Mr. Baugues (or a new entity to be formed by him) achieving certain development milestones, we: (i) will sublease to a new entity to be formed by Mr. Baugues, our mining lease for the 6,250 acre Bolzer property and (ii) will not interfere with the development of the Bridger-Fromberg-Bear Mountain project by Mr. Baugues (or his new entity).

•
To retain the Bolzer property sublease and other rights under the settlement agreement, Mr. Baugues (or his new entity) will be required to meet certain milestones (over a 15 month period) relating to obtaining financing, completing a drilling program, acquiring sufficient mining rights to constitute a viable development plan for the project, and submitting permitting applications.

•
Subject to performance of the terms of the settlement agreement, we and Mr. Baugues will release each other from any claims that we may have against the other as of the date of the settlement agreement.

During the period from May 1, 2009 through April 30, 2010, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $71,700 on behalf of the Company.  The Company reimbursed Mr. Richards $8,700 on September 3, 2009 and the remaining balance of $63,000 remains outstanding as of April 30, 2010. On May 12, 2010, the Company reimbursed an additional $39,000 of the balance.

Item 14.        Principal Accountant Fees and Services

On February 26, 2009, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended April 30, 2009.  Prior to February 26, 2009, our principal independent public accountant was John Kinross-Kennedy.  Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

Years Ended April 30
	2010	2009
M&K CPAs, PLLC
Audit Fees	$6,500	$6,700
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees	$-	$-

John Kincross-Kennedy
Audit Fees	$-	$1,000
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees	$-	$-

(a)	Audit-related fees primarily include research services to validate certain accounting policies.

(b)	Tax fees include costs for the preparation of our corporate income tax return.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2010, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15.        Exhibits.

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

3.1.1	Articles of Incorporation (3)

3.1.2	Certificate Of Amendment to the Articles of Incorporation dated February 5, 2009 (1)

3.1.3	Certificate Of Amendment to the Articles of Incorporation dated June 22, 2009 (4)

3.2	By-Laws *

10.1.1	Support Services Agreement, dated January 8, 2009, between Strands Management Company, LLC and the registrant (5)

10.1.2	Amendment No.1 to Support Services Agreement, dated April 3, 2009, between Strands Management Company, LLC and the registrant (2)

10.2	Engagement Letter, dated January 8, 2009, between the registrant and Monarch Bay Associates, LLC (5)

10.3
Mining Lease, dated as of January 16, 2009, by and between Carbon County Holdings, LLC, a Delaware limited liability company, on the one hand, and Edith L. Bolzer and Richard L. Bolzer, on the other hand (2)

10.4.1	Stock Purchase Agreement, dated July 23, 2009 (6)

10.4.2	Addendum to Stock Purchase Agreement (6)

10.5	Consulting Agreement, dated July 16, 2009, with Lotus Asset Management(7)

10.6	Settlement Agreement, dated October 8, 200, with John Baugues, Jr. (8)

10.7*	Consulting Agreement, dated April 1, 2010, with Wilkes Lane Capital, LLC

10.8*	Warrant Agreement, dated April 1, 2010 with Wilkes Lane Capital, LLC

21.1*	Subsidiaries of Registrant

23.1*	Consent of M&K CPAs, PLLC
Consent of John-Kinross Kennedy

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2009.

(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2009.

(3)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on July 29, 2008.

(4)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2009.

(5)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on March 17, 2009.

(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2009.

(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K, as filed with the SEC on August 13, 2009.

(8)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2010	MANAGEMENT ENERGY, INC.
(Registrant)

	By:	/s/ David Walters
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Walters	Chief Executive Officer	August 13, 2010
David Walters	(Principal Executive Officer and Director

/s/ Matthew Szot	Chief Financial Officer	August 13, 2010
Matthew Szot	(Principal Financial and Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended April 30, 2010, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K
ITEM 7
FINANCIAL STATEMENTS
FISCAL YEARS ENDED APRIL 30, 2010 and 2009
MANAGEMENT ENERGY, INC.
SAN JUAN CAPISTRANO, CA

MANAGEMENT ENERGY, INC.

F-ii

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Management Energy, Inc.
San Juan Capistrano, California

We have audited the accompanying balance sheets of Management Energy, Inc. (the “Company”) (an exploration stage company) as of April 30, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended and the period from inception (May 19, 2005) through April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Management Energy, Inc. as of April 30, 2010 and 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
August 11, 2010

MANAGEMENT ENERGY, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	April 30,	April 30,
	2010	2009
Current Assets
Cash and Cash Equivalents	$58,293	$900
Prepaids	2,389	-

Total Current Assets	60,682	900

Total Assets	$60,682	$900

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$308,023	$41,295
Accounts Payable - Related Party	185,372	66,668
Accrued Expenses	67,041	100,917
Accrued Interest	726	-
Note Payable	50,000	-
Due to Affiliate	63,000	-
Total Current Liabilities	488,790	142,212

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized, 39,825,000 shares issued and outstanding at April 30, 2010 and, 71,925,000 shares issued and outstanding at April 30, 2009	39,825	71,925
Additional paid-in capital	4,311,876	1,239,411
Deficit accumulated in the exploration stage	(4,779,809)	(1,452,648)

Total Stockholders' Equity (Deficit)	(428,108)	(141,312)

Total Liabilities and Stockholders' Equity (Deficit)	$60,682	$900

 See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
 (An Exploration Stage Company)
 Statements of Operations

	For the Year Ended April 30,		For the period of Inception, from May 19, 2005 through April 30,
	2010	2009	2010
Expenses:

Professional Fees	$102,280	$51,800	$154,080
Consulting	413,336	66,668	480,004
Mining Lease	62,541	62,541	125,082
Stock Based Compensation	2,640,365	1,163,500	3,803,865
Other General & Administrative	108,639	24,866	133,505

Total Operating Expenses	3,327,161	1,369,375	4,696,536

Operating Loss From Continuing Operations	$(3,327,161)	$(1,369,375)	$(4,696,536)

Discontinued operations
Gain (loss) from discontinued operations	-	(59,986)	(83,273)

Net Income (Loss)	$(3,327,161)	$(1,429,361)	$(4,779,809)

Basic and Dilutive Net Loss From Continuing Operations Per Share	$(0.062)	$(0.083)

Basic and Dilutive Net Income From Discontinued Operations Per Share	$-	$(0.004)

Weighted average number of shares outstanding, basic and diluted	54,018,407	16,597,321

 See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
 (An Exploration Stage Company)
 Statements of Cash flows

	For the Year Ended April 30,		For the period of Inception, May 19, 2005 to April 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,327,161)	$(1,369,375)	$(4,696,536)
Net loss from discontinued operations	-	(59,986)	(83,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,179	1,479
Stock issued to acquire mining lease	-	62,541	62,541
Stock based compensation	2,640,365	1,163,500	3,803,865

Change in operating assets and liabilities:
Accounts receivable	-	(15,118)	(15,118)
Prepaids	(2,389)	-	(3,889)
Accounts payable	81,356	41,295	308,023
Accounts payable - related party	118,704	66,668	185,372
Accrued expenses	32,792	34,249	67,041
Accrued interest	726	-	726

Net Cash used in Operating Activities	(455,607)	(75,047)	(555,141)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(23,564)
Net Cash used in Investing Activities	-	-	(23,564)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	400,000	1,000	523,998
Proceeds from issuance of note payable	50,000	-	50,000
Borrowing from affiliate	63,000	-	63,000
Repayment of loan from officer	-	(1,750)	-
Net Cash provided by (used by) Financing Activities	513,000	(750)	636,998

Net Increase (Decrease) in Cash	$57,393	$(75,797)	$58,293

Cash at beginning of period	$900	$76,697	$-

Cash at end of period	$58,293	$900	$58,293

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosue of Non-Cash Disposal of Assets related to Discontinued Operations:

Accounts receivable	$-	$15,118	$15,118
Prepaids	-	1,500	1,500
Property and Equipment	-	22,085	22,085
Common stock	-	(4,000)	(4,000)
Additional Paid in Capital	-	(34,703)	(34,703)
	$-	$-	$-

 See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated Deficit During Exploration
	Shares	Amount	Capital	Stage	Total
Balances at May 19, 2005	-	$-	$-	$-	$-

Common stock issued for cash on
January 10, 2008 at $0.002 per share	9,000,000	9,000	9,000	-	18,000

Common stock issued for cash on
February 20, 2008 at $0.02 per share	5,300,000	5,300	99,698	-	104,998

Net loss for the year ended April 30, 2008	-	-	-	(23,287)	(23,287)

Balances at April 30, 2008	14,300,000	$14,300	$108,698	$(23,287)	$99,711

Shares retired in the disposal of assets	(4,000,000)	(4,000)	(34,703)	-	$(38,703)

Common stock issued for cash on
February 27, 2009 at $0.0002 per share	5,000,000	5,000	(4,000)	-	$1,000

Common Stock issued for professional services
on April 15, 2009	1,625,000	1,625	1,161,875	-	$1,163,500

Common Stock issued in acquisition of mining
lease on April 15, 2009	60,000,000	60,000	2,541	-	$62,541

Common Stock issued for professional services
on April 16, 2009	2,010,500	2,010	1,465,655	-	$1,467,665

Shares retired due to termination of
consulting agreement	(7,010,500)	(7,010)	(1,460,655)	-	$(1,467,665)

Net loss from discontinued operations for the year
ended April 30, 2009	-	-	-	(59,986)	$(59,986)

Net loss from continuing operations for the year
ended April 30, 2009	-	-	-	(1,369,375)	$(1,369,375)

Balances at April 30, 2009	71,925,000	$71,925	$1,239,411	$(1,452,648)	$(141,312)

Common stock issued for cash on
July 24, 2009 at $1.00 per share	400,000	400	399,600	-	$400,000

Shares retired due to settlement agreement	(32,500,000)	(32,500)	32,500	-	$-

Warrants issued for consulting services	-	-	2,640,365	-	$2,640,365

Net loss from continuing operations for the year
ended April 30, 2010	-	-	-	(3,327,161)	$(3,327,161)

Balances at April 30, 2010	39,825,000	$39,825	$4,311,876	$(4,779,809)	$(428,108)

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

As part of that transition, on January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, in exchange for the surrender to the Company by Mr. Klandrud of 4,000,000 shares of the Company’s common stock, and the assumption by Mr. Klandrud of all of the Company’s liabilities.  The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus.  See Note 7 – Discontinued Operations for further discussion.

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

Status of Bridger-Fromberg-Bear Mountain Project.

We began development of the Bridger-Fromberg-Bear Mountain project in April 2009.  To date, we have not made any significant progress in developing the project, primarily due to the failure of our development partner to meet milestones for the project and our own insufficient funding levels.

Our development partner has failed to meet its development milestones for the Bridger-Fromberg-Bear Mountain project, including milestones related to obtaining financing and acquiring additional mining rights for the project.   We have not been in contact with our development partner regarding the project since April 2010, and are unaware of the status of its development efforts, if any. We have not exercised our right to terminate the development agreement.   However, we are evaluating alternative arrangements to pursue the project.

Due to our insufficient funding levels, we failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for the Bolzer Property, which is part of the Bridger-Fromberg-Bear Mountain project and the only mining rights we currently hold.  Although we have not received a notice of default or terminations from the lessor of the property, there is no assurance we will not receive one in the future.

In addition, we have identified some potential imperfections in our legal rights to the lease for the Bolzer Property.   We have not had sufficient financial resources to resolve these potential imperfections.   Therefore, there is no assurance we have valid legal rights to the lease for the Bolzer Property.

As a result of these and other factors, there is no assurance that we will be able to successfully develop the project or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock to 300,000,000.  The share and per-share information disclosed within this Form 10-K reflect the completion of this stock split.

Business Overview

The Company’s business plan is to engage in the exploration, extraction and distribution of coal.  The Company is currently considered to be an exploration stage company because it is engaged in the search for coal deposits and is not engaged in the exploitation of a coal deposit.  The Company has not engaged in the preparation of an established commercially mineable coal deposit for extraction or in the exploitation of a coal deposit. The Company will be in the exploration stage until it discovers commercially viable coal deposits on the Bolzer Property or any other property that the Company acquires, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

The Company currently leases the Bolzer Property for the purpose of mining, removing, marketing and selling coal.  Further exploration will be required before a final evaluation as to the economic feasibility of coal extraction on the Bolzer Property can be determined.  The Company has done preliminary estimates of the surface seams on the Bolzer Property, and intends to perform phase 1 drilling commencing in calendar year 2011 in order to determine whether it contains a commercially viable coal deposit.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $3,327,161 during the year ended April 30, 2010, and an accumulated deficit of $4,779,809 since inception. The Company changed its principal business to the coal business in early 2009, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at April 30, 2010 or 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of April 30, 2010, there were no deposits in excess of federally insured limits.

Fair Value of Financial Instruments

In the first quarter of fiscal year 2009, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company's financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets that were measured and recognized at fair value.

•	Level 1: none

•	Level 2: none

•	Level 3: none

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of the standards issued by the FASB.  The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  The Company adopted this standard as of January 1, 2006 and applied the standard using the modified prospective method.  The Company has not issued any stock options, however, the there were warrants to purchase 8,000,000 common shares outstanding as of April 30, 2010.  The warrants have an exercise price of $0.28 and 6,000,000 of which were exercisable as of April 30, 2010.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 19, 2005.  Since inception, and more particularly since commencing business in January 2008, the Company has incurred a net loss of $4,779,809. Much of this related to consultants and professional fees, as a means to generate working capital.  The Company’s working capital has been generated through the sale of common stock.  Management has provided financial data since May 19, 2005, “Inception”, in the financial statements.

Net Loss Per Share

The FASB standard requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of April 30, 2009.  There were warrants to purchase 8,000,000 common shares outstanding as of April 30, 2010.

	For the Year Ended April 30,		For the period of Inception, from May 19, 2005 through April 30,
	2010	2009	2010
Net Income (Loss)	$(3,327,161)	$(1,429,361)	$(4,779,809)

Basic and Dilutive Net Loss From Continuing
Operations Per Share	$(0.062)	$(0.083)

Basic and Dilutive Net Income From Discontinued
Operations Per Share	$-	$(0.004)

Weighted average number of shares
outstanding, basic and diluted	54,018,407	16,597,321

The weighted average number of shares included in the calculation above are post-split.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's results of operations or financial condition. See Note 10 for disclosures regarding the Company's subsequent events.

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact the Company's results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its results of operations and financial condition.

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

On January 14, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (“Cardiff”).  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Cardiff.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Cardiff.   Under the Support Services Agreement, Cardiff will provide the Company with financial management services, facilities and administrative services, and other services as agreed by the parties.  Under the Support Services Agreement, the Company will pay to Cardiff monthly cash fees of $16,667 for the services.  On January 8, 2010, the Support Services Agreement was renewed for an additional twelve months and the monthly cash fee increased to $17,500.  The current term of the Support Services Agreement expires January 8, 2011.  On April 2, 2009, the Company entered into Amendment #1 to the Cardiff Agreement.  Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Cardiff an aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for Cardiff agreement to continue to provide services under the Support Services Agreement.  The Company incurred $203,336 and $66,668 under the terms of the agreement for the year ended April 30, 2010 and 2009, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of April 30, 2010, $185,372 is outstanding under the agreement.

On January 14, 2009, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“Monarch Bay”).  Monarch Bay is a FINRA member firm.  Under the agreement, Monarch Bay will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Monarch Bay.  Pursuant to the engagement letter, the Company is required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  The Company did not incur any expenses under the terms of the agreement during the years ended April 30, 2010 and 2009.

On January 9, 2009, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 100% of the ownership interests in Patoka River Coal Company, LLC, a Delaware limited liability company (“PRCC”), Patoka River Holdings, LLC, a Delaware limited liability company (“PRH”), and Carbon County Holdings, LLC (PRCC, PRH and CCH are collectively referred to herein as the “LLCs”) in exchange for the Company’s agreement to issue a total of 40,000,000 shares of the Company’s common stock to the owners of the LLCs, John P. Baugues, Jr. (the Company’s former Chief Executive Officer and director), the Baugues Trust, and TRX Capital, LLC, a California limited liability company controlled by Tydus Richards, the former Chairman of the Company’s board of directors.  At that time, PRCC held an exclusive option to acquire two parcels of land in fee simple, which option expired on January 26, 2009, and CCH held certain leasehold mining rights.   On March 31, 2009, the Company entered into a Letter Agreement Regarding Termination of Acquisition Agreement (the “Termination Letter”), pursuant to which the parties agreed to terminate the Acquisition Agreement.

On April 13, 2009, the Company entered into the Contribution Agreement with Carbon County Holdings, LLC, John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, the Baugues Trust, and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under the Bolzer Lease in exchange for the issuance to the members of CCH of the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

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

On July 16, 2009, the Company entered into a Consulting Services Agreement with Lotus Asset Management (“Lotus”) controller by Tydus Richards, the former Chairman of our board of directors.  Pursuant to the agreement, in consideration for providing certain services to us, Lotus was entitled to a monthly fee in the amount of $20,000.  The agreement expired November 16, 2010.  The Company incurred $80,000 under the terms of the agreement for the year ended April 30, 2010, which is included in consulting expenses in the accompanying statements of operations.  As of April 30, 2010, no amounts were outstanding under the agreement.

During the period from May 1, 2009 through April 30, 2010, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $71,700 on behalf of the Company.  The Company reimbursed Mr. Richards $8,700 on September 3, 2009 and the remaining balance of $63,000 remains outstanding as of April 30, 2010. On May 12, 2010, the Company reimbursed an additional $39,000 of the balance.

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	April 30,	April 30,
	2010	2009
Accrued Audit Fees	4,500	3,000
Accrued Lease Expense	62,541	-
Accrued Legal Fees	-	10,000
Accrued Travel, Meals & Entertainment	-	21,249
	67,041	34,249

NOTE 6 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 300,000,000 shares of its common stock, par value $0.001 per share.  At April 30, 2009, there were 71,925,000 shares issued and outstanding.  At April 30, 2010, there were 39,825,000 shares issued and outstanding.

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

As discussed in Note 1 and Note 3, on April 13, 2009, the Company entered into the Contribution Agreement with Carbon County Holdings, LLC, John P. Baugues, Jr., the Company’s former Chief Executive Officer and director, the Baugues Trust, and Tydus Richards, the former Chairman of the Company’s board of directors.  Pursuant to the Contribution Agreement, CCH agreed to contribute and assign to the Company all of CCH’s rights and obligations under the Bolzer Lease in exchange for the issuance to the members of CCH of the number of shares of the Company’s Common Stock set forth opposite such member’s name below.

Name of Member	Number of Shares
John P. Baugues, Jr.	15,925,000
The John Paul Baugues, Sr. Family Trust	16,575,000
Tydus Richards	27,500,000
Total	60,000,000

The Company has treated the 60,000,000 shares issued pursuant to the Contribution Agreement as founder’s shares.  The Company determined that the first year lease payment of $62,541 was the best indicator of the cost of the acquisition, accordingly, the issuance of the 60,000,000 founder shares were recorded as a mining lease expense of $62,541 during the year ended April 30, 2009.

On April 13, 2009, the Company entered into a Strategic Consulting Services Agreement with Charles S. Leykum.  Pursuant to the agreement, the Company agreed to issue to Mr. Leykum (or Mr. Leykum’s designess) an aggregate of 2,010,500 shares of the Company’s common stock as a payment, in exchange for Charles S. Leykum’s agreement to provide services under the agreement.  The agreement had a term of 24 months.  The Company recorded the stock payment of $1,467,665 as a prepaid expense on April 13, 2009 which reflected the number of shares issued multiplied by the closing trading price on the date of issuance.

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

The Company’s loss from discontinued operations, for the years ended April 30, 2010 and 2009, totaled $0 and $59,986, respectively.  The Company’s loss from discontinued operations since inception through April 30, 2010, totaled $83,273.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 8 – NOTE PAYABLE

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

NOTE 9 -  INCOME TAXES

The Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB, and any related interpretations of those standards sanctioned by the FASB.  Accordingly, deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $913,403 as of April 30, 2010 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $913,403 expire in various years through 2029.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  There were no uncertain tax positions taken by the Company.

Deferred tax asset and the valuation account is as follows:

	April 30,
	2010	2009
Deferred tax asset:
NOL Carryforward	$310,557	$77,046
Valuation allowances	(310,557)	(77,046)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	233,511	69,128
Change in valuation allowance	(233,511)	(69,128)
	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

On May 12, 2010, the Company reimbursed $39,000 of the balance due to Tydus Richards.  See Note 3 for further discussion.