Form 10-Q
period 2010-07-31
Management Energy, Inc.
filed 2010-09-20
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of September 20, 2010: 41,825,000 shares of common stock, par value $0.001 per share.

MANAGEMENT ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Balance Sheets – July 31, 2010 (Unaudited) and April 30, 2010	1

	Statements of Operations - (Unaudited) Three Months Ended July 31, 2010 and 2009 and for the period of inception, from May 19, 2005 through July 31, 2010	2

	Statements of Cash Flows - (Unaudited) Three Months Ended July 31, 2010 and 2009 and for the period of inception, from May 19, 2005 through July 31, 2010	3

	Statement of Stockholders Equity (Deficit) (Unaudited) – For the Period Ended July 31, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Financial Condition and Results	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

- i -

MANAGEMENT ENERGY, INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	July 31,	April 30,
	2010	2010

Current Assets
Cash and Cash Equivalents	$700	$58,293
Prepaids	1,429	2,389

Total Current Assets	2,129	60,682

Total Assets	$2,129	$60,682

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$179,843	$122,652
Accounts Payable - Related Party	227,871	185,371
Accrued Expenses	64,541	67,041
Accrued Interest	1,986	726
Note Payable	50,000	50,000
Due to Affiliate	28,500	63,000
Total Current Liabilities	552,741	488,790

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized,
39,825,000 shares issued and outstanding at July 31, 2010 and,
39,825,000 shares issued and outstanding at April 30, 2010	39,825	39,825
Additional paid-in capital	5,191,998	4,311,876
Deficit accumulated in the exploration stage	(5,782,435)	(4,779,809)

Total Stockholders' Equity (Deficit)	(550,612)	(428,108)

Total Liabilities and Stockholders' Equity (Deficit)	$2,129	$60,682

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			For the period
			of Inception,
	For the		from May 19,
	Three Months Ended		2005 through
	July 31,		July 31,
	2010	2009	2010

Expenses:

Professional Fees	$15,095	$6,200	$169,175
Consulting	102,500	70,001	582,504
Mining Lease	—	—	125,082
Stock Based Compensation	880,122	—	4,683,987
Other General & Administrative	4,909	12,568	138,414

Total Operating Expenses	1,002,626	88,769	5,699,162

Operating Loss From Continuing Operations	$(1,002,626)	$(88,769)	$(5,699,162)

Discontinued operations
Gain (loss) from discontinued operations	—	—	(83,273)

Net Income (Loss)	$(1,002,626)	$(88,769)	$(5,782,435)

Basic and Dilutive Net Loss From Continuing
Operations Per Share	$(0.03)	$(0.00)

Basic and Dilutive Net Income From Discontinued
Operations Per Share	$—	$—

Weighted average number of shares
outstanding, basic and diluted	39,825,000	71,955,769

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statements of Cash flows
(Unaudited)

			For the period
			of Inception,
	For the		May 19,
	Three Months Ended		2005 to
	July 31,		July 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,002,626)	$(88,769)	$(5,699,162)
Net loss from discontinued operations	—	—	(83,273)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	—	—	1,479
Stock issued to acquire mining lease	—	—	62,541
Stock based compensation	880,122	—	4,683,987

Change in operating assets and liabilities:
Accounts receivable	—	—	(15,118)
Prepaids	960	—	(2,929)
Accounts payable	57,191	(19,797)	365,214
Accounts payable - related party	42,500	—	42,500
Accrued expenses	(2,500)	(2,759)	64,541
Accrued interest	1,260	—	1,986

Net Cash used in Operating Activities	(23,093)	(111,325)	(578,234)

Cash Flows from Investing Activities
Purchase of equipment	—	—	(23,564)
Net Cash used in Investing Activities	—	—	(23,564)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	400,000	523,998
Proceeds from issuance of note payable	—	—	50,000
Borrowing from affiliate	(34,500)	8,700	28,500
Repayment of loan from officer	—	—	—
Net Cash provided by (used by) Financing Activities	(34,500)	408,700	602,498

Net Increase (Decrease) in Cash	$(57,593)	$297,375	$700

Cash at beginning of period	$58,293	$900	$—

Cash at end of period	$700	$298,275	$700

Cash paid for
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Supplemental Disclosue of Non-Cash Disposal of Assets related to Discontinued Operations:
Accounts receivable	$—	$—	$15,118
Prepaids	—	—	1,500
Property and Equipment	—	—	22,085
Common stock	—	—	(4,000)
Additional Paid in Capital	—	—	(34,703)
	$—	$—	$—

See accompanying notes to financial statements

MANAGEMENT ENERGY INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at May 19, 2005	—	$—	$—	$—	$—

Common stock issued for cash on
January 10, 2008 at $0.002 per share	9,000,000	9,000	9,000	—	18,000

Common stock issued for cash on
February 20, 2008 at $0.02 per share	5,300,000	5,300	99,698	—	104,998

Net loss for the year ended April 30, 2008	—	—	—	(23,287)	(23,287)

Balances at April 30, 2008	14,300,000	$14,300	$108,698	$(23,287)	$99,711

Shares retired in the disposal of assets	(4,000,000)	(4,000)	(34,703)	—	$(38,703)

Common stock issued for cash on
February 27, 2009 at $0.0002 per share	5,000,000	5,000	(4,000)	—	$1,000

Common Stock issued for professional services
on April 15, 2009	1,625,000	1,625	1,161,875	—	$1,163,500

Common Stock issued in acquisition of mining lease
on April 15, 2009	60,000,000	60,000	2,541	—	$62,541

Common Stock issued for professional services
on April 16, 2009	2,010,500	2,010	1,465,655	—	$1,467,665

Shares retired due to termination of
consulting agreement	(7,010,500)	(7,010)	(1,460,655)	—	$(1,467,665)

Net loss from discontinued operations for the year ended April 30, 2009	—	—	—	(59,986)	$(59,986)

Net loss from continuing operations for the year ended April 30, 2009	—	—	—	(1,369,375)	$(1,369,375)

Balances at April 30, 2009	71,925,000	$71,925	$1,239,411	$(1,452,648)	$(141,312)

Common stock issued for cash on
July 24, 2009 at $1.00 per share	400,000	400	399,600	—	$400,000

Shares retired due to settlement agreement	(32,500,000)	(32,500)	32,500	—	$—

Warrants issued for consulting services	—	—	2,640,365	—	$2,640,365

Net loss from continuing operations for the year ended April 30, 2010	—	—	—	(3,327,161)	$(3,327,161)

Balances at April 30, 2010	39,825,000	$39,825	$4,311,876	$(4,779,809)	$(428,108)

Warrants issued for consulting services	—	—	880,122	—	$880,122

Net loss from continuing operations for the three months ended July 31, 2010	—	—	—	(1,002,626)	$(1,002,626)

Balances at July 31, 2010	39,825,000	$39,825	$5,191,998	$(5,782,435)	$(550,612)

See accompanying notes to financial statements

Management Energy, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 8-03 of Regulation S-X.  Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2010 included in our Form 10-K filed with the SEC on August 13, 2010.  The accompanying financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America.  The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $1,002,626 during the three months ended July 31, 2010, and an accumulated deficit of $5,782,435 since inception. The Company changed its principal business to the coal business in early 2009, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2010 or April 30, 2010.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of July 31, 2010, there were no deposits in excess of federally insured limits.

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

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  The Company adopted this standard as of January 1, 2006 and applied the standard using the modified prospective method.  The Company has not issued any stock options, however, there were warrants to purchase 8,000,000 common shares outstanding as of July 31, 2010.  The warrants have an exercise price of $0.28 and 8,000,000 of which were exercisable as of July 31, 2010.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as May 19, 2005.  Since inception, and more particularly since commencing business in January 2008, the Company has incurred a net loss of $5,782,435. Much of this related to consultants and professional fees, as a means to generate working capital.  The Company’s working capital has been generated through the sale of common stock.  Management has provided financial data since May 19, 2005, “Inception”, in the financial statements.

Net Loss Per Share

The FASB standard requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of July 31, 2009.  There were warrants to purchase 8,000,000 common shares outstanding as of July 31, 2010.

			For the period
			of Inception,
	For the		from May 19,
	Three Months Ended		2005 through
	July 31,		July 31,
	2010	2009	2010

Net Income (Loss)	$(1,002,626)	$(88,769)	$(5,782,435)

Basic and Dilutive Net Loss From Continuing
Operations Per Share	$(0.03)	$(0.00)

Basic and Dilutive Net Income From Discontinued
Operations Per Share	$—	$—

Weighted average number of shares
outstanding, basic and diluted	39,825,000	71,955,769

The weighted average number of shares included in the calculation above are post-split.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's results of operations or financial condition. See Note 9 for disclosures regarding the Company's subsequent events.

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

On January 14, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (“Cardiff”).  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Cardiff.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Cardiff.   Under the Support Services Agreement, Cardiff will provide the Company with financial management services, facilities and administrative services, and other services as agreed by the parties.  Under the Support Services Agreement, the Company will pay to Cardiff monthly cash fees of $16,667 for the services.  On January 8, 2010, the Support Services Agreement was renewed for an additional twelve months and the monthly cash fee increased to $17,500.  The current term of the Support Services Agreement expires January 8, 2011.  On April 2, 2009, the Company entered into Amendment #1 to the Cardiff Agreement.  Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Cardiff an aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for Cardiff agreement to continue to provide services under the Support Services Agreement.  The Company incurred $52,500 and $50,001 under the terms of the agreement for the three months ended July 31, 2010 and 2009, respectively, which is included in consulting expenses in the accompanying statements of operations.  As of July 31, 2010, $227,871 is outstanding under the agreement.

On January 14, 2009, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“Monarch Bay”).  Monarch Bay is a FINRA member firm.  Under the agreement, Monarch Bay will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock.  David Walters, the Company’s Chief Executive Officer and director, owns a 50% interest and is a managing member of Monarch Bay.  Pursuant to the engagement letter, the Company is required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  The Company did not incur any expenses under the terms of the agreement during the three months ended July 31, 2010 and 2009.

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

On July 16, 2009, the Company entered into a Consulting Services Agreement with Lotus Asset Management (“Lotus”) controlled by Tydus Richards, the former Chairman of our board of directors.  Pursuant to the agreement, in consideration for providing certain services to us, Lotus was entitled to a monthly fee in the amount of $20,000.  The agreement expired November 16, 2009.  The Company incurred $20,000 under the terms of the agreement for the three months ended July 31, 2009, which is included in consulting expenses in the accompanying statements of operations.  As of July 31, 2010, no amounts were outstanding under the agreement.

During the period from May 1, 2009 through April 30, 2010, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $71,700 on behalf of the Company.  The Company reimbursed Mr. Richards $8,700 on September 3, 2009 and the remaining balance of $63,000 was outstanding as of April 30, 2010. During the first quarter of the current fiscal year, Mr. Richards made additional payments totaling $4,500 on behalf of the Company.  On May 12, 2010, the Company reimbursed an additional $39,000 of the balance and the remaining balance of $28,500 remains outstanding as of July 31, 2010.

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

The future minimum lease payments associated with the Bolzer Lease for the fiscal years ending April 30 are as follows:

April 30, 2011	62,541
April 30, 2012	62,541
April 30, 2013	62,541
April 30, 2014	62,541
April 30, 2015	62,541
Thereafter	250,164
562,869

We failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for Bolzer Property.  Although, to date, we have not received a notice of default from the lessor of the property, there is no assurance we will not receive one in the future.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31,	April 30,
	2010	2010

Accrued Audit Fees	2,000	4,500
Accrued Lease Expense	62,541	62,541
	64,541	67,041

NOTE 6 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 300,000,000 shares of its common stock, par value $0.001 per share.  At July 31, 2009, there were 71,925,000 shares issued and outstanding.  At July 31, 2010, there were 39,825,000 shares issued and outstanding.

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

The Company did not incurr any loss from discontinued operations, for the three months ended July 31, 2010 and 2009.  The Company’s loss from discontinued operations since inception through July 31, 2010, totaled $83,273.  Prior year financial statements have been restated to present the discontinued operations.

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

NOTE 9 - SUBSEQUENT EVENTS

On September 14, 2010, the Company entered into Amendment #2 to the Cardiff Agreement.  Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Cardiff an aggregate of 2,000,000 shares of the Company’s common stock as a retainer, in exchange for Cardiff agreement to continue to provide services under the Support Services Agreement.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  You should review carefully the section entitled “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

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

Merger Plans

On September 15, 2010, we entered into a non-binding term sheet to merge with Maple Carpenter Creek Holdings, Inc. (“MCCH”).  MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia.  MCCH has represented to us that it has invested over $10 million in and owns the following coal project interests:

•
Carpenter Creek, Montana:  an 80% interest in the Carpenter Creek coal prospect near Round Up, Montana. – MCCH controls the surface rights covering a resource potential of 345 million tons; and the mineral rights for a resource potential of over 83 million tons of coal.

•
Snider Ranch, Montana:  an 80% interest in the Snider Ranch real estate and coal prospect and the Mattfield and Janich Ranch prospects, both of which prospects are adjacent to the Signal Peak Mine, near Roundup, Montana. MCCH controls the surface rights covering a resource potential of over 43 million tons of coal.

•
Armadillo Group Holdings Corp:  a 72% ownership of Armadillo Mining Corp. (“AMC”) in Colombia.  AMC has exclusive options to acquire two metallurgical coal mines in the Cundinamarca province of Colombia: (i) Caparrapi is a permitted mine with minimum production and with a resource potential of 11 million metric tonnes; (ii) Yacopi has resource potential of 40 million metric tonnes.

Under the terms of the non-binding term sheet, MCCH would merge with a wholly owned subsidiary of Management Energy, Inc. in exchange for our issuance of 62,737,500 shares of our common stock to the owners of MCCH.   Post-transaction, our current shareholders would own 41,825,000 shares of common stock.  The owners of MCCH also would be issued an additional 20,912,500 shares of common stock to vest on certain milestones to be defined in definitive transaction documents.

The term sheet is a non-binding expression of interest.   Although we currently expect the transaction to close in October 2010, there is no assurance that we will enter into a definitive agreement for the transaction or complete the transaction.   Among other contingencies, the transaction is subject to the following conditions:

•
We must secure a minimum of $750,000 of equity financing to provide working capital for MCCH’s operations.  A minimum of $250,000 must be funded to MCCH on or before September 17, 2010, and the remainder must be funded on or before September 24, 2010.  On September 16, 2010, the parties agreed to reduce the minimum equity financing to $250,000 and extend the deadline to September 20, 2010.

•	Approval of MMEX Board of Directors and shareholders
•	Any third-party rights of first refusal or waivers as required under MCCH’s contracts.
•	Any required governmental / regulatory approvals.
•	Negotiation and execution of definitive transaction agreements on or before Friday, September 24, 2010, and closing on or before 30 days from first refusal period.

Results of Operations

Three months ended July 31, 2010, Compared to Three months ended July 31, 2009

Revenues

We have only recently entered the coal business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the second quarter of calendar year 2011.

Operating Expenses

Operating expenses from continuing operations totaled $1,002,626 for the three months ended July 31, 2010 compared to $88,769 for the comparable period in the prior year.

The current period operating expenses primarily consist of a non-cash stock based compensation charge recorded of $880,122 for the 8,000,000 warrants issued as a retainer under an agreement with a coal consultant firm, $102,500 of consulting fees, as well as $15,095 of other professional fees and $4,909 of other general and administrative expenses.

The prior year operating expenses primarily consist of consulting fees pursuant to our Support Services Agreement, with Cardiff.  Operating expenses for the three months ended July 31, 2009 also include $6,200 of other professional fees and $12,568 of other general and administrative expenses.

We recently changed our principal business to the coal business, and expect to continue to incur operating expenses to pursue our business plan.

Loss from Discontinued Operations

On January 14, 2009, we sold all of our assets to Joel Klandrud, our former officer and director, pursuant to an Asset Sale Agreement.  In exchange, Mr. Klandrud (1) surrendered to us for cancellation 4,000,000 shares of our Common Stock, par value $0.001 per share, and (2) assumed all of our liabilities.  We did not incurr any losses from discontinued operations for the three months ended July 31, 2010 and 2009.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $1,002,626 and $88,769 for the three months ended July 2010 and 2009, respectively and have an accumulated deficit of $5,782,435 at July 31, 2010.  At July 31, 2010, we had cash and cash equivalents of $700 and $1,429 of other current assets.

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

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  The Company adopted this standard as of January 1, 2006 and applied the standard using the modified prospective method.  The Company has not issued any stock options, however, there were warrants to purchase 8,000,000 common shares outstanding as of July 31, 2010.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's results of operations or financial condition. See Note 9 for disclosures regarding the Company's subsequent events.

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

Off-Balance Sheet Arrangements

As of July 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2010, the Company entered into Amendment #2 to the Cardiff Agreement.  Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Cardiff an aggregate of 2,000,000 shares of the Company’s common stock as a retainer, in exchange for Cardiff agreement to continue to provide services under the Support Services Agreement.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description

Exhibit 10.1	Amendment #2 to the Support Services Agreement with Cardiff Partners, LLC dated September 14, 2010.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 20, 2010	Management Energy, Inc.

By:	/s/ David Walters
David Walters, Chief Executive Officer

By:	/s/ Matt Szot
Matt Szot, Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 10.1	Amendment #2 to the Support Services Agreement with Cardiff Partners, LLC dated September 14, 2010.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*