Form 10-Q
period 2010-10-31
Management Energy, Inc.
filed 2011-01-10
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to ____

Commission file number 1-10262

MANAGEMENT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1749145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2626 Cole Avenue, Suite 610	75204
Dallas, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (214) 880-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes  ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares of Common Stock, par value $0.01 per share, outstanding as of January 7, 2011 was 96,657,608.

MANAGEMENT ENERGY, INC. & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
October 31, 2010

PART I – FINANCIAL INFORMATION

MANAGEMENT ENERGY, INC. & SUBSIDIARIES
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2010	2010
	(Unaudited)
Assets

Current assets:
Cash	$1,008	$314
Other receivables	4,800	-
Prepaid expenses	50,534	65,793
Total current assets	56,342	66,107

Property and equipment, net	29,946	18,208

Other assets:
Investment in property	-	1,413,253
Deposits	10,000	10,000

Total Assets	$96,288	$1,507,568

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $114,525
and $135,347 at October 31, 2010 and April 30, 2010, respectively	$873,673	$270,482
Accrued expenses	260,653	90,328
Current maturities of notes payable, including related
party amounts of $300,000 and $300,000 at
October 31, 2010 and April 30, 2010, respectively	750,000	600,000
Total current liabilities	1,884,326	960,810

Long term portion of notes payable, related party	789,048	798,446

Total Liabilities	2,673,374	1,759,256

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized,
96,344,269 and -0- shares issued and outstanding
at October 31, 2010 and April 30, 2010, respectively	96,344	-
Common stock payable, 15,000,000 and -0- shares
at October 31, 2010 and April 30, 2010, respectively	15,000	-
Additional paid in capital	7,485,672	6,840,007
Non-controlling interest	(439,975)	(2,040)
Accumulated (deficit)	(9,734,127)	(7,139,655)
Total Stockholders' Equity (Deficit)	(2,577,086)	(251,688)

Total Liabilities and Stockholders' Equity (Deficit)	$96,288	$1,507,568

See accompanying notes to financial statements.

MANAGEMENT ENERGY, INC. & SUBSIDIARIES
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the period from
	For the three		For the six		May 23, 2007
	months ended		months ended		(Inception) through
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October 31, 2010
Revenue:
Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Exploration and development	196,680	77,503	253,736	270,210	3,470,875
General and administrative	305,953	51,644	462,980	69,988	3,518,446
Payroll and taxes	175,699	14,732	337,795	68,393	1,617,445
Professional fees	428,471	205,317	600,757	400,780	2,573,411
Depreciation and amortization	1,793	1,249	3,587	2,499	11,029
Total operating expenses	1,108,596	350,445	1,658,855	811,870	11,191,206

Net operating (loss)	(1,108,596)	(350,445)	(1,658,855)	(811,870)	(11,191,206)

Other income (expense):
Interest income	-	-	-	-	59
Interest expense	(36,563)	(23,278)	(72,903)	(47,490)	(206,578)
Total other income (expense)	(36,563)	(23,278)	(72,903)	(47,490)	(206,519)

Net (loss) before income taxes and non-controlling interest	(1,145,159)	(373,723)	(1,731,758)	(859,360)	(11,397,725)

Provision for income taxes	-	-	-	-	-
Non-controlling interest in loss of consolidated subsidiaries	254,908	133,103	267,888	205,540	1,663,598

Net (loss)	$(890,251)	$(240,620)	$(1,463,870)	$(653,820)	$(9,734,127)

Weighted average number of common
shares outstanding - basic and fully diluted	69,542,679	50,000,000	59,771,340	50,000,000

Net (loss) per share - basic and fully diluted	$(0.01)	$-	$(0.02)	$(0.01)

See accompanying notes to financial statements.

MANAGEMENT ENERGY, INC. & SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

							Total
							Stockholder's
							Equity (Deficit)
	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	50,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411

Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-

Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500

Net (loss) for the period from May 23, 2007
(Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)

Balance, April 30, 2008	50,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181

Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)

Balance, April 30, 2009	50,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)

Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354

Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)

Balance, April 30, 2010	50,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	(1,130,602)	(282,651)	(1,413,253)

Common stock issued for services	500,000	500	164,500	-	-	-	165,000

Imputed interest on related party advances	-	-	1,650	-	-	-	1,650

Effect of reverse acquisition merger	45,844,269	45,844	(131,676)	15,000	-	-	(70,832)

Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743

Capital contributions from members	-	-	268,052	-	-	15,000	283,052

Net (loss) for the six months ended October 31, 2010	-	-	-	-	(1,463,870)	(267,888)	(1,731,758)

Balance, October 31, 2010 (Unaudited)	96,344,269	$96,344	$7,485,672	$15,000	$(9,734,127)	$(439,975)	$(2,577,086)

See accompanying notes to financial statements.

MANAGEMENT ENERGY, INC. & SUBSIDIARIES
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the period from
	For the six months		May 23, 2007
	ended October 31,		(Inception) through
	2010	2009	October 31, 2010
Cash flows from operating activities
Net (loss)	$(1,463,870)	$(653,820)	$(9,734,127)
Non-controlling interest in net loss	(267,888)	(205,540)	(1,663,598)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization expense	3,587	2,499	11,029
Common stock issued for services	165,000	-	165,000
Imputed interest	1,650	-	1,650
Decrease (increase) in assets:
Other receivables	(4,800)	-	(4,800)
Prepaid expenses	15,261	-	(50,534)
Deposits	-	-	(10,000)
Increase (decrease) in liabilities:
Accounts payable, including related party
amounts of $(52,455) and $35,802 at
October 31, 2010 and 2009, respectively	647,308	100,028	873,673
Accrued expenses	105,373	17,589	260,653
Net cash used in operating activities	(798,379)	(739,244)	(10,151,054)

Cash flows from investing activities
Purchase of fixed assets	(15,325)	(1,320)	(40,975)
Net cash used in investing activities	(15,325)	(1,320)	(40,975)

Cash flows from financing activities
Capital contributions	723,796	415,169	8,653,989
Proceeds from long term debt	100,000	300,000	1,750,000
Payments on notes payable	(9,398)	(8,933)	(210,952)
Net cash provided by financing activities	814,398	706,236	10,193,037

Net increase (decrease) in cash	694	(34,328)	1,008
Cash – beginning	314	38,479	-
Cash – ending	$1,008	$4,151	$1,008

Supplemental disclosures:
Interest paid	$41,752	$36,858	$160,187
Income taxes paid	$-	$-	$-

Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$(1,413,253)	$-	$(1,413,253)
Effect of reverse acquisition merger	$(70,832)	$-	$(70,832)

See accompanying notes to financial statements.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

	Controlling	Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

Management Energy, Inc. (“MEI”)	-	Corporation	Nevada	Parent
MCC Merger, Inc. (“MCCM”)	100%	Corporation	Delaware	Holding Sub
Maple Carpenter Creek Holdings, Inc. (“MCCH”)	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC ("MCC”)	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC (“CC”)	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	98.12%	Corporation	British Virgin Isl.	Subsidiary
Armadillo Mining Corp. (“AMC”)	80%	Corporation	British Virgin Isl.	Subsidiary

The condensed consolidated financial statements herein contain the operations of the above listed subsidiaries as of the dates and for the periods as indicated. All significant inter-company transactions have been eliminated in the preparation of these financial statements. On September 21, 2010 the Company’s wholly-owned subsidiary, MCC Merger, Inc. (“Acquisition Sub”), formed previous to the merger, and Maple Carpenter Creek Holdings, Inc. (“The Target Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, as closed on September 23, 2010, Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and wholly-owned subsidiary of the Company (the “Merger”).  Going forward, the Company will be a holding company parent of the Target Company, and the Company’s business operations following the Merger will be those of the Target Company.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

The Company has adopted a fiscal year end of April 30th.

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 820, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in the Colombian peso. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The comparative financial statements herein include the fiscal year ended April 30, 2010 and the three and six months ended October 31, 2010 and October 31, 2009.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Organization
Management Energy, Inc (the Company or “MEI”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 4,000,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owns an 80% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 313,339 shares of MEI.

Merger with Maple Carpenter Creek Holdings, Inc
On September 21, 2010, Management Energy, Inc. entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. (“MCCH”) that closed on September 23, 2010. Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of Management Energy, Inc., MCC Merger, Inc. (“MCCM”), which was formed just prior to the merger and subsequently dissolved, in exchange for the issuance of 65,000,000 shares of Management Energy, Inc. common stock to the owners of MCCH, of which 50,000,000 shares were issued on October 8, 2010 and 15,000,000 shares remain unissued and presented as common stock payable. The merger resulted in the owners of MCCH gaining control of Management Energy, Inc.  The owners of MCCH also were granted the right to receive an additional 15,000,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement as follows:

•	10,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,
•	2,500,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,
•	2,500,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

For financial statement reporting purposes, the merger agreement was treated as a reverse acquisition with MCCH deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements reflect the assets and liabilities of MCCH recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquirer/legal parent) are measured at fair value. The carrying value of the Company’s net assets approximates fair value at the date of acquisition.  The fair value of the net assets acquired is ($70,832).  The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of MCCH, the accounting acquirer, as restated using the exchange ratios established in the merger agreement to reflect the numbers of shares of the legal parent. References to the “Company” in these notes refer to Management Energy, Inc. and its wholly owned subsidiary, MCCH, as well as the previously discussed subsidiaries.

MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia. MCCH had the following coal project interests as of the date of closing of the merger:

·
Carpenter Creek, Montana: An 80% interest in the Carpenter Creek coal prospect near Round Up, Montana. – MCCH controls the surface rights covering a resource potential of 345 million tons; and the mineral rights for a resource potential of over 83 million tons of coal.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

·
Snider Ranch, Montana: An 80% interest in the Snider Ranch real estate and coal prospect and the Mattfield and Janich Ranch prospects, both of which prospects are adjacent to the Signal Peak Mine, near Roundup, Montana. MCCH controls the surface rights covering a resource potential of over 43 million tons of coal.

·
Armadillo Group Holdings Corporation: An 80% ownership of Armadillo Mining Corp. (“AMC”) in Colombia. As of the date of closing of the merger, AMC had exclusive options to acquire two metallurgical coal mines in the Cundinamarca province of Colombia: (i) Caparrapi is a permitted mine with minimum production and with a resource potential of 11 million metric tonnes; (ii) Yacopi has resource potential of 40 million metric tonnes. As of the date of this filing, AMC has terminated the exclusive options for the Caparrapi and Yacopi mines. AMC, is however, in active negotiations to acquire an option to purchase a 50% interest in a permitted and operating mine in Colombia producing metallurgical coal, with a potential resource of 16 million tons. As of the date of this filing, Armadillo Group Holdings Corporation has an 86.27% ownership interest in AMC.

Nature of Business
Our current strategy is to pursue both the Carpenter Creek and interests in various coal exploration projects in the United States and Colombia with development partners, or in the alternative to sell the projects located in the U.S. We believe the benefits of selling the U.S. assets include reduced capital requirements on the Company, and the ability to access industry technical development experience and marketing expertise. In the event of a sale of the projects, it will allow the Company to focus more on the potential acquisition of Colombia metallurgical coal assets that are currently producing.

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $9,734,127 and used net cash in operations of $10,151,054 for the period from inception (May 23, 2007) through October 31, 2010. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Unaudited Interim Financial Information
The accompanying balance sheet as of October 31, 2010, statement of operations for the three and six months ended October 31, 2010, and 2009, statement of stockholder’s equity (deficit) and statements of cash flows for the three and six months ended October 31, 2010 and 2009 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at October 31, 2010, its results of operations and its cash flows for the six months ended October 31, 2010. The results for the six months ended October 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2011.

Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its aforementioned subsidiaries. See Recently Issued Accounting Pronouncements (“ASC 810”) below for additional information on Non-controlling interests in Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment
Equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures	5 years
Machinery and equipment	5 years
Software and hardware	5 years

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Fair value of financial instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

Asset retirement obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. No asset retirement obligation has been recognized as of October 31, 2010.

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the six months ended October 31, 2010 and 2009, respectively.

Income taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the periods presented, there were no share-based payments to employees, or otherwise.

Uncertain tax positions
Effective upon the Company’s fiscal year ended April 30, 2009, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recently issued accounting pronouncements
In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. This was amended with ASU 2010-09 in February of 2010 to enable companies to not disclose the specific date. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 upon inception did not have a significant effect on the Company’s financial statements as of that date or for the period then ended. In connection with preparing the accompanying financial statements for the periods ended October 31, 2010 and 2009, management evaluated subsequent events through the date that such financial statements were issued.

The Company applies FASB ASC 810, Non-controlling Interests in Consolidated Financial Statements – and Amendment to ARB No. 51 (“ASC 810”). ASC 810 requires non-controlling interests (previously referred to as non-controlling interests) to be reported as components of equity and net income or loss, which changes the accounting for transactions with non-controlling interest holders. Prior to January 1, 2009 the non-controlling interest had been reduced to zero, therefore we had no beginning balance of the non-controlling at May 1, 2009. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $9,734,127 and a working capital deficit of $1,827,984 at October 31, 2010, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, as well as capital contributions by our subsidiaries’ partners, and we expect to continue to seek additional funding through private or public equity and debt financing.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

On July 30, 2008, Maple Resources Corporation (“MRC”), a related party via common control from the Company’s CEO, Jack Hanks, purchased the Snider Ranch in Musselshell and Yellowstone Counties, Montana for $1,615,000. Simultaneously, MCC and MRC executed an option agreement whereby MCC became responsible for all principal and interest payments on a $1,000,000 bank note payable issued in MRC’s name in connection with its acquisition of the Snider Ranch and all other payments made by MRC to acquire the Snider Ranch. MRC has agreed that upon successful repayment of the note, it will transfer the Snider Ranch title to MCC. MCC also has issued MRC a $0.08/ton royalty from all future production generated from the Snider Ranch prospect as consideration for MRC and Jack W. Hanks, personally, guaranteeing the loan.  The expected fair value of this royalty could not readily be determined, and as such, was not recognized. The value of the property was periodically measured for impairment and $201,747 of impairment charges were recognized during the year ended, April 30, 2010. On September 2, 2010, the option to purchase the Snider Ranch was distributed to the owners of MCC and recorded as a dividend in the amount of $1,413,253. In the merger with MEI, MCC partners, The Maple Gas Corporation and AAM Investments, LLC assigned their rights under the option agreement to the Company. Subsequently, on December 21, 2010, Maple Resources Corporation sold the Snider Ranch property located in Yellowstone and Musselshell counties, Montana, to Great Northern Properties Limited Partnership, and the Company’s subsidiary relinquished its option right to acquire this property. The gross sales price of the property was $1,500,000, of which MCC’s and therefore the Company’s  portion of the net proceeds was approximately $113,000.

On August 5, 2008, Maple Resource Company, a mutually owned entity under common management by the Company’s CEO, Jack Hanks, received a promissory note in the original principal balance of $1,000,000, a mutually owned company of the CEO, Jack Hanks, and assigned to Carpenter Creek, LLC, along with the investment in property, carries a 7% interest rate, matures on August 11, 2013, secured by an investment in the Snider Ranch property.

Common stock
On January 10, 2008 the Board authorized the issuance of common stock to two former Directors:

Joel Klandrud        4,500,000 shares at a price of $0.002 per share
Former President and Chief Operating Officer
Former Director

Sandra Dosdall      4,500,000 shares at a price of $0.002 per share
Former Director

On January 14, 2009, the Company sold all of its assets to Joel Klandrud, the Company’s former officer and director, pursuant to an Asset Sale Agreement. In exchange, Mr. Klandrud (1) surrendered to the Company for cancellation 4,000,000 shares of the Company’s Common Stock, par value $0.001 per share, and (2) assumed all of the Company’s liabilities.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On January 14, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (“Cardiff”). Matt Szot, the Company’s former Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Cardiff. David Walters, the Company’s former Chief Executive Officer and director, owns a 50% interest and is a managing member of Cardiff. Under the Support Services Agreement, Cardiff provided the Company with financial management services, facilities and administrative services, and other services as agreed by the parties. Under the Support Services Agreement, the Company paid to Cardiff monthly cash fees of $16,667 for the services. On January 8, 2010, the Support Services Agreement was renewed for an additional twelve months and the monthly cash fee increased to $17,500. The current term of the Support Services Agreement expires January 8, 2011, but was terminated commensurate with the merger agreement between the Company and MCCH on September 21, 2010. On April 2, 2009, the Company entered into Amendment #1 to the Cardiff Agreement. Pursuant to the amendment, the Company agreed to issue to Messrs. Walters and Szot and another principal of Cardiff an aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for the Cardiff agreement to continue to provide services under the Support Services Agreement.

On January 14, 2009, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates (“Monarch Bay”). Monarch Bay is a FINRA member firm. Under the agreement, Monarch Bay will act as the Company’s placement agent on an exclusive basis with respect to private placements of the Company’s capital stock. David Walters, the Company’s former Chief Executive Officer and director, owns a 50% interest and is a managing member of Monarch Bay. Pursuant to the engagement letter, the Company is required to (1) pay to Monarch Bay 3% of the gross proceeds of any financing from non-Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our common stock equal to 3% of the number of shares of common stock (including convertible securities) issued in such financing, and (2) pay to Monarch Bay 5% of the gross proceeds of any financing from Monarch Bay sources and issue to Monarch Bay warrants to purchase that number of shares of our  common stock equal to 5% of the number of shares of common stock (including convertible securities) issued in such financing.  The Company did not incur any expenses under the terms of the agreement during the six months ended October 31, 2010 and 2009.

On January 9, 2009, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) to acquire 100% of the ownership interests in Patoka River Coal Company, LLC, a Delaware limited liability company (“PRCC”), Patoka River Holdings, LLC, a Delaware limited liability company (“PRH”), and Carbon County Holdings, LLC (PRCC, PRH and CCH are collectively referred to herein as the “LLCs”) in exchange for the Company’s agreement to issue a total of 40,000,000 shares of the Company’s common stock to the owners of the LLCs, John P. Baugues, Jr. (the Company’s former Chief Executive Officer and director), the Baugues Trust, and TRX Capital, LLC, a California limited liability company controlled by Tydus Richards, the former Chairman of the Company’s board of directors.  At that time, PRCC held an exclusive option to acquire two parcels of land in fee simple, in which the option expired on January 26, 2009, and CCH held certain leasehold mining rights. On March 31, 2009, the Company entered into a Letter Agreement Regarding Termination of Acquisition Agreement (the “Termination Letter”), pursuant to which the parties agreed to terminate the Acquisition Agreement.

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

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On July 15, 2009, MCC entered into a loan agreement with an Irrevocable Trust, of which the Company’s CEO is the trustee. The unsecured promissory note, carried a 20% placement fee until maturity at July 15, 2010, at which time the principal and 20% placement fee (or $60,000), was compounded and extended under an amended agreement carrying a 10% placement fee that is being amortized over the extended life of the loan. The promissory note matures on July 15, 2011. Accrued interest (placement fees) of $70,533 and $47,342 was outstanding at October 31, 2010 and April 30, 3010, respectively.

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

On July 23, 2009, the Company entered into a stock purchase agreement with an accredited investor controlled by Tydus Richards, the former Chairman of our board of directors, for the sale of 400,000 shares of its common stock at a purchase price of $1 per share. The sale closed on July 24, 2009.

On October 8, 2009, the Company entered into an agreement with Mr Baugues for the development of coal mines in an area of Carbon County, Montana known as the Bridger-Fromberg-Bear Mountain project. Under the terms of the agreement:

•
Mr. Baugues (or his new entity) will pay to the Company an overriding royalty equal to 2% of the gross selling price of all coal produced from any property that is part of the Bridger-Fromberg-Bear Mountain project.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the period from May 1, 2009 through April 30, 2010, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $71,700 on behalf of the Company. The Company reimbursed Mr. Richards $8,700 on September 3, 2009 and the remaining balance of $63,000 was outstanding as of April 30, 2010. During the first and second quarter of the current fiscal year, Mr. Richards made additional payments totaling $7,633 on behalf of the Company. On May 12, 2010, the Company reimbursed an additional $39,000 of the balance and the remaining balance of $31,633 remains outstanding.

On September 2, 2010 the Company’s subsidiary, Maple Carpenter Creek, LLC, a Nevada limited liability company entered into a distribution resolution and agreement to distribute the Snider Ranch investment property, carrying a value of $1,413,253 at the time of distribution, to its partners; Garb Holdings, LLC, AAM Investments, LLC, and Maple Resources Corporation. The Company’s Officers and Directors are majority owners of AAM Investments, LLC and Maple Resources Corporation.

On September 4, 2010, MCCH entered into an employment agreement with the Company’s CEO, Jack W. Hank for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $300,000 per year.

On September 4, 2010, MCCH entered into a consulting agreement with Bruce N. Lemons, one of the Company’s two directors, for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $170,000 per year.

On September 14, 2010 the Company issued 900,000 shares of restricted common stock to its former CEO, David Walters, for unpaid compensation. The total fair value of the common stock was $98,100 based on the closing price of the Company’s common stock on the date of grant.

On September 14, 2010 the Company issued 900,000 shares of restricted common stock to a former principal of the Company, Keith Moore, for unpaid compensation. The total fair value of the common stock was $98,100 based on the closing price of the Company’s common stock on the date of grant.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On September 14, 2010 the Company issued 200,000 shares of restricted common stock to its former CFO, Matt Szot, for unpaid compensation. The total fair value of the common stock was $21,800 based on the closing price of the Company’s common stock on the date of grant.

On September 21, 2010 the Company issued 675,957 shares of restricted common stock to its former CEO, David Walters, for services provided. The total fair value of the common stock was $229,825 based on the closing price of the Company’s common stock on the date of grant.

On September 21, 2010 the Company issued 675,957 shares of restricted common stock to a former principal of the Company, Keith Moore, for services provided. The total fair value of the common stock was $229,825 based on the closing price of the Company’s common stock on the date of grant.

On September 21, 2010 the Company issued 150,212 shares of restricted common stock to its former CFO, Matt Szot, for services provided. The total fair value of the common stock was $51,072 based on the closing price of the Company’s common stock on the date of grant.

In connection with the closing of the merger with MCCH, our executive officers (David Walters, President and Matt Szot, Chief Financial Officer) and directors (Mr. Walters) resigned, effective September 22, 2010, and we appointed designees of MCCH (Jack W. Hanks and Bruce N. Lemons) as the new directors, all effective as of September 23, 2010. The board also named Mr. Hanks as our new President and Chief Executive Officer.

On September 23, 2010 the Company issued a subscription payable for 15,000,000 shares of common stock pursuant to the merger with MCCH. The shares were valued at par value, resulting in a total subscription payable of $15,000 at October 31, 2010. The shares have not been issued as of the date of this report.

On October 8, 2010 the Company issued 25,000,000 shares of common stock The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisition under ASC 805-10-40.

On October 8, 2010 the Company issued 25,000,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisitions under ASC 805-10-40.

During the three months ending October 31, 2010, the Company’s Vice President advanced the Company a total of $16,000 that is outstanding in accounts payable at October 31, 2010.

Note 4 – Prepaid Expenses

As of October 31, 2010 and April 30, 2010 prepaid expenses included the following:

	October 31,	April 30,
	2010	2010
Prepaid Utilities	$4,169	$4,169
Prepaid Legal Services	-	10,000
Prepaid Leases	46,365	51,624
	$50,534	$65,793

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	October 31,	April 30,
	2010	2010

Furniture and fixtures	$6,001	$6,001
Software and hardware	34,974	19,649
	40,975	25,650
Less accumulated depreciation and amortization	(11,029)	(7,442)
	$29,946	$18,208

Depreciation and amortization expense totaled $3,587 and $2,499 for the six months ended October 31, 2010 and 2009, respectively.

Note 6 – Investment in Property

On July 30, 2008, Maple Resources Corporation (“MRC”), a related party via common control from the Company’s CEO, Jack Hanks, purchased the Snider Ranch in Musselshell and Yellowstone Counties, Montana for $1,615,000. Simultaneously, MCC and MRC executed an option agreement whereby MCC became responsible for all principal and interest payments on a $1,000,000 bank note payable issued in MRC’s name in connection with its acquisition of the Snider Ranch and all other payments made by MRC to acquire the Snider Ranch. MRC has agreed that upon successful repayment of the note, it will transfer the Snider Ranch title to MCC. MCC also has issued MRC a $0.08/ton royalty from all future production generated from the Snider Ranch prospect as consideration for MRC and Jack W. Hanks, personally, guaranteeing the loan.  The expected fair value of this royalty could not readily be determined, and as such, was not recognized. The value of the property was periodically measured for impairment and $201,747 of impairment charges were recognized during the year ended, April 30, 2010. On September 2, 2010, the option to purchase the Snider Ranch was distributed to the owners of MCC and recorded as a dividend in the amount of $1,413,253. In the merger with MEI, MCC partners, The Maple Gas Corporation and AAM Investments, LLC assigned their rights under the option agreement to the Company. Subsequently, on December 21, 2010, Maple Resources Corporation sold the Snider Ranch property located in Yellowstone and Musselshell counties, Montana, to Great Northern Properties Limited Partnership, and the Company’s subsidiary relinquished its option right to acquire this property. The gross sales price of the property was $1,500,000, of which MCC’s and therefore the Company’s  portion of the net proceeds was approximately $113,000.

Note 7 – Accrued Expenses

As of October 31, 2010 and April 30, 2010 accrued expenses included the following:

	October 31,	April 30,
	2010	2010
Accrued Lease Expenses	$62,541	$-
Accrued Payroll, Officers	73,397	-
Accrued Interest	124,715	90,328
	$260,653	$90,328

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Notes Payable

Long term debt consists of the following at October 31, 2010 and April 30, 2010, respectively:

	October 31,	April 30,
	2010	2010

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
	$50,000	$-

Promissory note bearing interest at 13.25%, maturing on December 30, 2010, secured by 1.88% interest in AHGC. Carries a default rate of 18%. Accrued interest of $2,940 and $-0- was outstanding at October 31, 2010 and April 30, 3010, respectively.	100,000	-

Unsecured promissory note, matured on July 15, 2009, carrying a 10% default rate. Accrued interest of $47,986 and $42,986 was outstanding at October 31, 2010 and April 30, 3010, respectively.	300,000	300,000

Related party, unsecured promissory note, carried a 20% placement fee until maturity at July 15, 2010, at which time the principal and 20% placement fee (or $60,000), was compounded and extended under a an amended agreement carrying a 10% placement fee that is being amortized over the extended life of the loan. Matures on July 15, 2011. Accrued interest (placement fees) of $70,533 and $47,342 was outstanding at October 31, 2010 and April 30, 3010, respectively. This note was subsequently retired on December 21, 2010, upon the closing of the Snider Ranch sale.	300,000	300,000

Promissory note in the original principal balance of $1,000,000 owed by Maple Resources Company, a mutually owned company of the CEO, Jack Hanks, and assigned to Carpenter Creek, LLC, along with the investment in property, carries a 7% interest rate, matures on August 11, 2013, secured by an investment in property; Snider Ranch. This note was subsequently retired on December 21, 2010, upon the closing of the Snider Ranch sale.	789,048	798,446
Total notes payable	1,539,048	1,398,446
Less: current maturities	750,000	600,000
Long term portion of notes payable	$789,048	$798,446

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition, the Company measured the embedded beneficial conversion feature present in the convertible debts. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. The aforementioned accounting treatment resulted in no debt discount being recognized.

According to the terms of the Convertible Promissory Note, the number of shares that would be received upon conversion was 18,500 shares at October 31, 2010.

As of October 31, 2010, no shares were issued pursuant to debt conversion.

The Company recorded interest expense on long term debt in the amount of $72,903 and $47,490 for the six months ended October 31, 2010 and 2009, respectively.

Note 9 – Changes in Stockholders’ Equity (Deficit)

The Company is authorized to issue up to 300,000,000 shares of its $0.001 par value common stock. There were 96,344,269 shares issued and outstanding at October 31, 2010. The Company also has commitments to issue 15,000,000 shares of common stock pursuant to the merger with MCCH recorded as a subscription payable at par value of $15,000 on October 31, 2010, and a contingent commitment to issue up to another 15,000,000 shares of common stock if certain milestones are achieved.

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock from 75,000,000 to 300,000,000.

Common stock issued prior to, and commensurate with the merger with MCCH
On January 10, 2008, 9,000,000 common shares were issued for cash at $0.002 per share, realizing $18,000.

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

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On April 2, 2009, the Company entered into that certain Amendment #1 Support Services Agreement, with Strands Management Company, LLC, David Walters, Matt Szot, and another principal (the “Amendment”), which Amendment amends that certain Support Services Agreement, dated as of January 8, 2009, between the Company and Strands. Pursuant to the Amendment, the Company agreed to issue to Messrs. Walters, Szot and another principal of Strands an aggregate of 1,625,000 shares of the Company’s common stock as a retainer, in exchange for Strands’ agreement to continue to provide services under the Support Services Agreement. The shares were issued on April 15, 2009. Accordingly, the Company recorded a stock based compensation charge of $1,163,500.

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

On April 13, 2009, the Company entered into a Strategic Consulting Services Agreement with Charles S. Leykum. Pursuant to the agreement, the Company agreed to issue to Mr. Leykum (or Mr. Leykum’s designation) an aggregate of 2,010,500 shares of the Company’s common stock as a payment, in exchange for Charles S. Leykum’s agreement to provide services under the agreement. The agreement had a term of 24 months. The Company recorded the stock payment of $1,467,665 as a prepaid expense on April 13, 2009 which reflected the number of shares issued multiplied by the closing trading price on the date of issuance.

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

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On September 14, 2010 the Company issued 900,000 shares of restricted common stock to its former CEO, David Walters, for unpaid compensation. The total fair value of the common stock was $98,100 based on the closing price of the Company’s common stock on the date of grant.

On September 14, 2010 the Company issued 900,000 shares of restricted common stock to a former principal of the Company, Keith Moore, for unpaid compensation. The total fair value of the common stock was $98,100 based on the closing price of the Company’s common stock on the date of grant.

On September 14, 2010 the Company issued 200,000 shares of restricted common stock to its former CFO, Matt Szot, for unpaid compensation. The total fair value of the common stock was $21,800 based on the closing price of the Company’s common stock on the date of grant.

On September 20, 2010 the Company issued 2,500,000 shares of common stock in exchange for cash proceeds of $250,000.

On September 21, 2010 the Company granted 17,143 shares of restricted common stock to a consultant for professional services provided. The total fair value of the common stock was $5,829 based on the closing price of the Company’s common stock on the date of grant.

On September 21, 2010 the Company issued 675,957 shares of restricted common stock to its former CEO, David Walters, for services provided. The total fair value of the common stock was $229,825 based on the closing price of the Company’s common stock on the date of grant.

On September 21, 2010 the Company issued 675,957 shares of restricted common stock to a former principal of the Company, Keith Moore, for services provided. The total fair value of the common stock was $229,825 based on the closing price of the Company’s common stock on the date of grant.

On September 21, 2010 the Company issued 150,212 shares of restricted common stock to its former CFO, Matt Szot, for services provided. The total fair value of the common stock was $51,072 based on the closing price of the Company’s common stock on the date of grant.

On September 23, 2010 the Company issued a subscription payable for 15,000,000 shares of common stock pursuant to the merger with MCCH. The shares were valued at par value, resulting in a total subscription payable of $15,000 at October 31, 2010. The shares have not been issued as of the date of this report.

On October 8, 2010 the Company issued 25,000,000 shares of common stock The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisition under ASC 805-10-40.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 8, 2010 the Company issued 25,000,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisitions under ASC 805-10-40.

Common stock issued subsequent to the merger with MCCH

On October 12, 2010 the Company granted 500,000 shares of restricted common stock to a consultant for public relations services provided. The total fair value of the common stock was $165,000 based on the closing price of the Company’s common stock on the date of grant.

Note 11 – Non-controlling Interests

On October 31, 2010, non-controlling interests held an approximate 17% residual interest in MCCH through varying interests in MCCH and its subsidiaries, as acquired through our reverse acquisition merger on September 23, 2010. Pursuant to that merger between MCC Merger, Inc., a wholly owned subsidiary of Management, Inc., and MCCH, we acquired entities that directly, and indirectly, held non-controlling interests in both, consolidated Corporations and Partnerships. MCCH’s interest in its subsidiaries, MCC and AHGC brought non-controlling interests of 20% in MCC’s subsidiary, CC and 1.88% in AHGC, respectively. In turn, CC held a 5% non-controlling interest in MCC, and AMC held an 80% interest in AHGC.

Note 12 – Commitments and Contingencies

Merger Agreement
Pursuant to the merger on September 23, 2010, the Company awarded the owners of MCCH the right to receive 15,000,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement as follows:
•	10,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,
•	2,500,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,
•	2,500,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

Legal
There were no legal proceedings against the Company.

Operating Leases Commitments
Bolzer Lease:
Under the terms of the Bolzer Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $62,541 in each year during the initial ten (10) year term of the Bolzer Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Bridger Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Bolzer Property, the Company is required to pay a damage fee of $0.15 per ton for such coal. In the event that the Royalty and/or the Damage Fee in any year during the term exceed twice the Minimum Annual Payment, the Company is not required to make the Minimum Annual Payment for that year.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Bolzer Lease is effective for a ten year term. The Company has the right to renew the Bolzer Lease for two additional ten year terms upon at least ninety days written notice to the lessors prior to the expiration of the then-current term. After three years from the effective date, the Company has the right to terminate the Bolzer Lease, on any annual anniversary, upon ninety days prior written notice to the lessors and upon payment of all damage fees, rentals and royalties accrued through the date of termination.

We failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for Bolzer Property, and have received a notice of default from the lessor of the property.

Bergin Lease:
Under the terms of the Bergin Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $41,451 in each year during the initial ten (10) year term of the Bergin Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Mattfield Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Bergin Property, the Company is required to pay a damage fee of $0.15 per ton for such coal.

Brewer Lease:
Under the terms of the Brewer Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $36,670 in each year during the initial ten (10) year term of the Brewer Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Brewer Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Brewer Property, the Company is required to pay a damage fee of $0.15 per ton for such coal.

Wilson Lease:
Under the terms of the Wilson Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $40,400 in each year during the initial ten (10) year term of the Wilson Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Wilson Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Wilson Property, the Company is required to pay a damage fee of $0.15 per ton for such coal.

Hougen Lease:
Under the terms of the Hougen Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $50,311 in each year during the initial ten (10) year term of the Hougen Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Hougen Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Hougen Property, the Company is required to pay a damage fee of $0.15 per ton for such coal.

Mussellshell County Lease:
Under the terms of the Mussellshell County Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $26,939 in each year during the initial ten (10) year term of the Mussellshell County Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Mussellshell County Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Musselshell County Property, the Company is required to pay a damage fee of $0.15 per ton for such coal.

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Meredith Lease:
Under the terms of the Meredith Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $43,679 in each year during the initial ten (10) year term of the Meredith Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Meredith Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Meredith Property, the Company is required to pay a damage fee of $0.15 per ton for such coal.

Mattfield Lease:
Under the terms of the Mattfield Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $50,000 in each year during the initial ten (10) year term of the Mattfield Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Mattfield Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Mattfield Property, the Company is required to pay a damage fee of $0.15 per ton for such coal.

Knapp Lease:
Under the terms of the Knapp Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $15,450 in each year during the initial ten (10) year term of the Knapp Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Knapp Property. In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Knapp Property, the Company is required to pay a use fee of $0.15 per ton or ..75% gross proceeds for such coal, whichever is greater.

Janich Lease:
Under the terms of the Janich Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $30,051 in each year during the initial ten (10) year term of the Janich Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Janich Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Janich Property, the Company is required to pay a use fee of $0.15 per ton for such coal.

TY Checketts Lease (assigned from Fulton):
Under the terms of the Ty Checketts Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $88,050 in each year during the initial ten (10) year term of the Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Checketts Property.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Checketts Property, the Company is required to pay a damage fee of $0.15 per ton or .75% of gross proceeds for such coal, whichever is greater.

Marsh / Snider Ranch Lease:
Under the terms of the Marsh / Snider Ranch Option to Lease, the Company is required to pay to the lessors a minimum monthly payment of $1,000 for twenty-four (24) months term of the option. The surface lease to be negotiated upon exercise of the option will have a term of ten years, with a minimum monthly payment of $1,000 subject to increases in future years.  In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Marsh Property, the Company is required to pay a damage fee of $0.15 or .75% of gross sales price per ton for such coal.

Future minimum lease payments required under operating leases are as follows:

Management Energy, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Year Ending
April 30,	Amount
2011	$286,596
2012	133,505
2013	62,541
2014	62,541
2015	62,541
Thereafter	250,164
$857,689

Lease expense was $447,381 and $56,282 for the six months ended October 31, 2010 and 2009, respectively.

Note 13 – Subsequent Events

The Company, through its ownership interest in Armadillo Mining Corp, had exclusive options to acquire the Caparrapi and Yacopi metallurgical coal mines in the Cundinamarca province of Colombia. Effective November 24, 2010, the Company elected not to pursue the exercise of these options although it is continuing to explore other suitable coal properties in Colombia.

The Company’s subsidiary owned an 80% interest in an option to acquire the Snider Ranch real estate and coal prospect adjacent to the Signal Peak Mine, near Roundup, Montana, subject to the outstanding indebtedness for this property. The option was granted by Maple Resources Corporation. On December 21, 2010, Maple Resources Corporation sold the Snider Ranch property located in Yellowstone and Musselshell counties, Montana, to Great Northern Properties Limited Partnership, and the Company’s subsidiary relinquished its option right to acquire this property. The gross sales price of the property was $1,500,000, of which the Company’s portion of the net proceeds was approximately $113,000. Contemporaneously with this transaction, the Company issued 313,339 shares to Steve Eppig in exchange for Mr. Eppig’s 1.88% interest in the equity of its Armadillo Holdings Group Corporation subsidiary.  The total fair value of the common stock was $65,801 based on the closing price of the Company’s common stock on the date of grant.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

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

Overview and Outlook

Management Energy, Inc. has interests in thermal coal projects in Montana, which at October 31, 2010 consisted of the Snider Ranch, Carpenter Creek and Bridger-Fromberg-Bear Mountain projects. Going forward, we plan to focus the company efforts in acquiring metallurgical coal assets in the country of Colombia in Latin America. The Snider Ranch prospect in Montana was sold to Great Northern Properties Limited Partnership on December 21, 2010. During October 2010, we reported that the lessor of the Bolzer Property (a portion of the Bridger Fromberg Bear Mountain project) purported to terminate the Company’s lease for such property.  We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We will be in the exploration stage until we discover commercially viable coal deposits on Carpenter Creek, Bridger-Fromberg-Bear Mountain or any other property that we acquire, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

Reserve Estimates

Carpenter Creek.  The project is in the exploration stage and requires additional drilling and study to establish reserve estimates. Skelly and Loy, Inc, an engineering consulting firm, reissued its report entitled “Maple Carpenter Creek Coal Resource Re-Evaluation and Valuation dated October 1, 2010 (the “Report”). The Report states that total estimated tonnage of the McCleary and Carpenter Creek seams is approximately 1.1 Billion tons of which over 466 million tons fall into the Demonstrated category. Maple Carpenter Creek, 80% owned by Management Energy, Inc has control of over 196 Million Demonstrated tons. The Report stated that based on quality information available, average washed quality estimates were prepared by Skelly and Loy ford coal in each of the USGS classifications. For the McCleary seam, the ash has been estimated to range from 6.19 to 6.36%, sulfur from 0.47 to 0.51% and BTU from 12,485 to 12,535 BTUs per pound (dry basis). On the same basis for the Carpenter Creek seam, ash is projected from 5.32 to 5.57%, sulfur from 0.56 to 0.58% and BTU’s from 12,797 to 12,808 per pound (dry basis).

Bridger-Fromberg-Bear Mountain. The project is still in the exploration stage and requires additional drilling and study to establish reliable reserve estimates. Based on similar reserves in proximity and related coal seams, our external consultants have assumed for business planning purposes a resource size of at least 200 million tons, a heat rate of more than 11,000 Btu, and less than 1% sulfur.  However, there is no assurance that a commercially viable coal deposit exists on the project site.  Furthermore, there is no assurance that we will be able to successfully develop the project or identify, acquire or develop other coal properties that would allow us to profitably extract and distribute coal and to emerge from the exploration stage.

Development Strategy

Our current strategy is to focus on the acquisition of metallurgical coal assets in Colombia. We intend to sell our Carpenter Creek project. We believe the benefits of this strategy include reduced capital requirements on the Company, and the ability to access industry technical development experience and marketing expertise.

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, Management Energy, Inc entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. (“MCCH”).  MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia.  MCCH had the following coal project interests as of the date of closing of the merger:

·
Carpenter Creek, Montana: An 80% interest in the Carpenter Creek coal prospect near Round Up, Montana. – MCCH controls the surface rights covering a resource potential of 345 million tons; and the mineral rights for a resource potential of over 83 million tons of coal.

·
Snider Ranch, Montana: An 80% interest in the Snider Ranch real estate and coal prospect and the Mattfield and Janich Ranch prospects, both of which prospects are adjacent to the Signal Peak Mine, near Roundup, Montana. MCCH controls the surface rights covering a resource potential of over 43 million tons of coal.  This property was subsequently sold in December 2010.

·
Armadillo Group Holdings Corporation: An 80% ownership of Armadillo Mining Corp. (“AMC”) in Colombia. As of the date of closing of the merger, AMC had exclusive options to acquire two metallurgical coal mines in the Cundinamarca province of Colombia: (i) Caparrapi is a permitted mine with minimum production and with a resource potential of 11 million metric tonnes; (ii) Yacopi has resource potential of 40 million metric tonnes. As of the date of this filing, AMC has terminated the exclusive options for the Caparrapi and Yacopi mines. During November 2010, AMC decided not to further pursue these projects. AMC, is however, in active negotiations to acquire an option to purchase a 50% interest in a permitted and operating mine in Colombia producing metallurgical coal, with a potential resource of 16 million tons. As of the date of this filing, Armadillo Group Holdings Corporation has an 86.27% ownership interest in AMC.

Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of Management Energy, Inc. in exchange for the issuance of 65,000,000 shares of Management Energy, Inc common stock to the owners of MCCH, of which 50,000,000 shares were issued on October 8, 2010 and 15,000,000 shares remain unissued and presented as common stock payable.  The owners of MCCH also were granted the right to receive an additional 15,000,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement.

As we continue to expand our business and implement our business strategy, our current monthly cash flow requirements will exceed our near term cash flow from operations. Our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new project development. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

Critical Accounting Estimates and Assumptions:

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

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  The Company adopted this standard upon inception on May 23, 2007 and applied the standard using the modified prospective method.  The Company has not issued any stock options; however, there were warrants to purchase 8,000,000 common shares outstanding as of October 31, 2010.

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

The Company applies FASB ASC 810, Non-controlling Interests in Consolidated Financial Statements – and Amendment to ARB No. 51 (“ASC 810”). ASC 810 requires non-controlling interests (previously referred to as non-controlling interests) to be reported as components of equity and net income or loss, which changes the accounting for transactions with non-controlling interest holders. Prior to January 1, 2009 the non-controlling interest had been reduced to zero, therefore we had no beginning balance of the non-controlling at May 1, 2009. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Results of Operations for the Three Months Ended October 31, 2010 and October 31, 2009:

	For the Three Months Ended October 31,		Increase / (Decrease)
	2010	2009
Revenue	$-	$-	$-

Exploration and development	196,680	77,503	119,177
General and administrative	305,953	51,644	254,309
Payroll and taxes	175,699	14,732	160,967
Professional fees	428,471	205,317	223,154
Depreciation and amortization	1,793	1,249	544

Total operating expenses	1,108,596	350,445	758,151

Net operating (loss)	(1,108,596)	(350,445)	758,151

Total other income (expense)	(36,563)	(23,278)	13,285

Net (loss) before income taxes and non-controlling interest	(1,145,159)	(373,723)	771,436

Non-controlling interest in loss of consolidated subsidiaries	254,908	133,103	121,805

Net (loss)	$(890,251)	$(240,620)	$649,631

Revenues:

We are currently in the exploration stage and have not yet begun to generate revenues.

Exploration and development:

Exploration and development costs were $196,680 for the three months ended October 31, 2010 compared to $77,503 for the three months ended October 31, 2009, an increase of $119,177 or 154%. The increase was primarily due to additional surface leases that we entered into in our subsidiary, Carpenter Creek, LLC, along with increased exploration and development activities in Latin America, specifically within Colombia through our subsidiary, Armadillo Mining Corporation.

General and administrative:

General and administrative expenses were $305,953 for the three months ended October 31, 2010 compared to $51,644 for the three months ended October 31, 2009, an increase of $254,309 or approximately 492%. The increase was primarily due to increased travel expenses to Colombia during the six months ended October 31, 2010 that were not incurred in the comparable period in 2009, as we developed our business there and initiated our coal projects, in addition to due diligence payments to acquire rights in Colombia mines that were not incurred in prior periods.

Payroll and taxes:

Payroll and taxes expense was $175,699 for the three months ended October 31, 2010 compared to $14,732 for the three months ended October 31, 2009, an increase of $160,967 or 1,093%. The increase was primarily due to increased salaries to our COO for services performed at Maple Carpenter Creek which were incurred on a part time basis in the comparative period ending, October 31, 2009 as his time commitments increased to focus on our coal projects.

Professional fees:

Professional fees expense was $428,471 and $205,317 for the three months ended October 31, 2010 and 2009, respectively. The increase was due primarily to legal services as we developed the reverse acquisition merger agreement between ourselves and MCCH on September 21, 2010, in addition to the legal services incurred with the formation of new subsidiaries during the three months ended, October 31, 2010 that were not incurred in the 2009 comparative period.

Depreciation and amortization:

Depreciation and amortization expense was $1,793 the three months ended October 31, 2010 compared to $1,249 for the three months ended October 31, 2009. The increase was due to additional depreciation on a new server, computers and software purchased in 2010 that wasn’t depreciated in the comparable three months ending, October 31, 2010.

Net operating loss:

Net operating loss for the three months ended October 31, 2010 was $1,108,596 or ($0.02) per share compared to a net operating loss of $350,445 for the three months ended October 31, 2009, or ($0.00) per share, an increase of $758,151 or 216%. Net operating loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the three months ended October 31, 2010. We were not operating in Latin America during the comparable period in 2009.

Other income (expense):

Other expenses consisted of interest expense, which was $36,563 and $23,278 for the three months ended October 31, 2010 and 2009, respectively. The increase of $13,285, or 57%, was due to additional interest expense incurred from new loans in entered into subsequent to October 31, 2009 for additional working capital that generated higher interest costs in the three months ended October 31, 2010 than in the comparable three month period in 2009.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $254,908 and $133,103 of the total losses for the three months ended October 31, 2010 and 2009, respectively. Our non-controlling interest in our losses increased by $121,805, or 92%, while our overall net loss before income taxes and non-controlling interest increased by $771,436, or 206%, as a result of our majority interests acquiring a larger stake in the subsidiaries than existed during the three months ended October 31, 2009.

Net loss:

The net loss for the three months ended October 31, 2010 was $890,251 compared to a net loss of $240,620 for the three months ended October 31, 2009, an increased net loss of $649,631 or 270%. Net loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the three months ended October 31, 2010. We were not operating in Latin America during the comparable period in 2009.

Results of Operations for the Six Months Ended October 31, 2010 and October 31, 2009:

	For the Six Months Ended October 31,		Increase / (Decrease)
	2010	2009
Revenue	$-	$-	$-

Exploration and development	253,736	270,210	(16,474)
General and administrative	462,980	69,988	392,992
Payroll and taxes	337,795	68,393	269,402
Professional fees	600,757	400,780	199,977
Depreciation and amortization	3,587	2,499	1,088

Total operating expenses	1,658,855	811,870	846,985

Net operating (loss)	(1,658,855)	(811,870)	846,985

Total other income (expense)	(72,903)	(47,490)	25,413

Net (loss) before income taxes and non-controlling interest	(1,731,758)	(859,360)	872,398

Non-controlling interest in loss of consolidated subsidiaries	267,888	205,540	62,347

Net (loss)	$(1,463,870)	$(653,820)	$810,050

Revenues:

We are currently in the exploration stage and have not yet begun to generate revenues.

Exploration and development:

Exploration and development costs were $253,736 for the six months ended October 31, 2010 compared to $270,210 for the six months ended October 31, 2009, a decrease of $16,474 or 6%. The increase was primarily due to increased mapping services, and additional surface leases that we entered into in our subsidiary, Carpenter Creek, LLC, along with increased exploration and development activities in Latin America, specifically within Colombia through our subsidiary, Armadillo Mining Corporation.

General and administrative:

General and administrative expenses were $462,890 for the six months ended October 31, 2010 compared to $69,988 for the six months ended October 31, 2009, an increase of $392,992 or approximately 562%. This increase is mainly due to increased travel expenses incurred to visit coal mine prospects in Colombia and incurred due diligence costs to secure rights to Colombia mines as we developed our newly formed Latin American business during the six months ended October 31, 2010 that were not incurred in the comparable period in 2009.

Payroll and taxes:

Payroll and taxes expense was $337,795 for the six months ended October 31, 2010 compared to $68,393 for the six months ended October 31, 2009, an increase of $269,402 or 394%. Salaries for our COO were previously incurred by Maple Carpenter Creek on a part time basis during the six months ending October 31, 2009, but were increased to full time in 2010 as more of his expertise over our new coal projects was needed than in the comparative six month period in 2009.

Professional fees:

Professional fees expense was $600,757 for the six months ended October 31, 2010 compared to $400,780 for the six months ended October 31, 2009, an increase of $199,977, or 50%. The increase was due primarily to legal services as we developed the reverse acquisition merger agreement between ourselves and MCCH on September 21, 2010, in addition to the legal services incurred with the formation of new subsidiaries during the three months ended, October 31, 2010 that were not incurred in the 2009 comparative period.

Depreciation and amortization:

Depreciation and amortization expense was $3,587 the six months ended October 31, 2010 compared to $2,499 for the six months ended October 31, 2009. The increase was due to additional depreciation on a new server, computers and software purchased in 2010 that wasn’t depreciated in the comparable six months ending, October 31, 2010.

Net operating loss:

Net operating loss for the six months ended October 31, 2010 was $1,658,855 or ($0.06) per share compared to a net operating loss of $811,870 for the six months ended October 31, 2009, or ($0.00) per share, an increase of $846,985 or 104%. Net operating loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the six months ended October 31, 2010. We were not operating in Latin America during the comparable period in 2009.

Other income (expense):

Other expenses consisted of interest expense, which was $72,903 and $47,490 for the three months ended October 31, 2010 and 2009, respectively. The increase of $25,413, or 54%, was due to additional interest expense incurred from new loans in entered into subsequent to October 31, 2009 for additional working capital that generated higher interest costs in the six months ended October 31, 2010 than in the comparable three month period in 2009.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in the losses of our consolidated subsidiaries represented approximately $267,888 and $205,540 of the total losses for the six months ended October 31, 2010 and 2009, respectively. Our non-controlling interest increased by $62,348, or 30%, while our overall net loss before income taxes and non-controlling interest increased by $872,398, or 102%, as a result of our majority interests acquiring a larger stake in some of our subsidiaries during the six months ended October 31, 2010 than held during the comparable period in 2009.

Net loss:

The net loss for the six months ended October 31, 2010 was $1,463,870 compared to a net loss of $653,820 for the six months ended October 31, 2009, an increased net loss of $810,050 or 124%. Net loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the six months ended October 31, 2010. We were not operating in Latin America during the comparable period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at October 31, 2010 compared to October 31, 2009.

	October 31, 2010	October 31, 2009
Total Assets	$96,288	$1,507,568

Accumulated (Deficit)	$(9,734,127)	$(7,139,655)

Stockholders’ Equity (Deficit)	$(2,577,086)	$(251,688)

Working Capital (Deficit)	$(1,827,984)	$(894,703)

Our principal source of operating capital has been provided from private sales of our common stock, partnership capital contributions, and debt financing. At October 31, 2010, we had a negative working capital position of $(1,827,984). As we attempt to expand exploration activities and develop our international operations, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require commencement of operations to generate revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice. In the six months ending October 31, 2010, the Company issued 4,019,269 shares of common stock valued at $899,551 in lieu of cash payments to employees and outside consultants. No shares of common stock were issued as compensation for services in the six months ending October 31, 2009. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2010.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Jack W. Hanks, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Hanks concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•	All of our financial reporting is carried out by our financial consultant;
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other risk factors set forth in the Company’s Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business.

The current global economic crisis could adversely affect the Company’s business and financial results and have a material adverse affect on our liquidity and capital resources

As the current global financial crisis has broadened and intensified, other sectors of the economy have been adversely impacted. Many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed or otherwise negatively impact the Company’s business and financial results.

Factors Beyond Our Control May Affect the Volatility of Our Stock Price

Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perception of us and general economic and market conditions. Variations in our operating results, general trends in the industry and other factors could cause the market price of our common stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of our common stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of our common stock could be affected by such fluctuations.

Compliance with, or breach of, environmental laws can be costly and could limit our operations.

Our operations are subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  Laws and regulations protecting the environment have generally become more stringent and may, in some cases, impose “strict liability” for environmental damage.  Strict liability means that we may be held liable for damage without regard to whether we were negligent or otherwise at fault.  Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.  Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

Our potential operations in Colombia will be subject to political, economic and other uncertainties.

We intend to focus our operations on our coal prospects in Colombia.  Operations in foreign countries are subject to political, economic and other uncertainties, including:

•
the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs resulting in loss of revenue, property and equipment,

•	taxation policies, including royalty and tax increases and retroactive tax claims,

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations,

•	laws and policies of the United States affecting foreign trade, taxation and investment, and

•
the possibility of being subjected to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

Central and South America have a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any such activity could result in a significant loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information otherwise reportable pursuant to this item has been disclosed in current reports on Form 8-K.

ITEM 6.  EXHIBITS

Exhibit

2.1	Agreement and Plan of Merger with Maple Carpenter Creek Holdings (filed as exhibit to registrant’s Form 8-K, dated September 29, 2010 and incorporated herein by reference).

3.1	Articles of Incorporation (filed as exhibit to registrant’s Registration Statement on Form S-1 filed on July 29, 2008 and incorporated herein by reference).

3.2	Amendment to Articles of Incorporation, dated February 5, 2009 (filed as exhibit to registrant’s Form 8-K, dated March 4, 2009, and incorporated by reference herein).

3.3	Amendment to Articles of Incorporation, dated June 22, 2009 (filed as exhibit to registrant’s Form 8-K, dated May 29, 2009, and incorporated by reference herein).

3.4	Bylaws (filed as Exhibit 3.2 to registrant’s Annual Report on Form 10-K for year ended April 30, 2010, and incorporated by reference herein).

*31.1	Certificate of the Chief Executive Officer of Management Energy, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of Management Energy, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of Management Energy, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of Management Energy, Inc. pursuant to section 906 of the S.O. Act

* Filed herewith

MANAGEMENT ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGEMENT ENERGY, INC.
(Registrant)

Date: January 10, 2011	By:	/s/ Jack W. Hanks
Jack W. Hanks
President and
Chief Executive Officer