Form 10-Q
period 2011-01-31
MMEX Mining Corp
filed 2011-03-17
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-10262

MMEX MINING CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	26-1749145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2626 Cole Avenue, Suite 610
Dallas, Texas	75204
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 17, 2011 was 111,657,608.

MMEX MINING CORPORATION & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
January 31, 2011

MMEX MINING CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$69,474	$314
Prepaid expenses	4,169	65,793
Total current assets	73,643	66,107

Property and equipment, net	13,537	18,208

Other assets:
Investment in property	-	1,413,253
Deposits	10,000	10,000

Total Assets	$97,180	$1,507,568

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $88,097
and $135,347 at January 31, 2011 and April 30, 2010, respectively	$766,270	$270,482
Accrued expenses	350,522	90,328
Advances from related parties	1,543,561	-
Convertible notes, $450,000 including related party amount of
$75,000 net of $450,000 discount	-	-
Notes payable, including related party amounts of $-0- and
$300,000 at January 31, 2011 and April 30, 2010, respectively	350,000	600,000
Total current liabilities	3,010,353	960,810

Long term portion of notes payable, related party	-	798,446

Total Liabilities	3,010,353	1,759,256

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized,
111,657,608 and -0- shares issued and outstanding
at January 31, 2011 and April 30, 2010, respectively	111,657	-
Additional paid in capital	7,952,072	6,890,007
Non-controlling interest	(519,545)	(2,040)
Accumulated (deficit)	(10,457,358)	(7,139,655)
Total Stockholders' Equity (Deficit)	(2,913,174)	(251,688)

Total Liabilities and Stockholders' Equity (Deficit)	$97,179	$1,507,568

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the period
	For the three		For the nine		May 23, 2007
	months ended		months ended		(Inception) through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010	2011
Revenue:
Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Exploration and development	282,512	76,947	536,248	347,157	3,753,387
General and administrative	110,015	116,391	572,996	186,379	3,628,462
Payroll and taxes	153,608	142,673	491,403	211,066	1,771,053
Professional fees	174,406	52,954	775,163	453,734	2,747,817
Depreciation and amortization	2,048	5,046	5,635	7,545	13,077
Total operating expenses	722,589	394,011	2,381,445	1,205,881	11,913,796

Net operating (loss)	(722,589)	(394,011)	(2,381,445)	(1,205,881)	(11,913,796)

Other income (expense):
Interest income	-	-	-	-	59
Gain or loss on disposal of fixed assets	(11,351)	-	(11,351)	-	(11,351)
Interest expense	(91,386)	(155,800)	(164,289)	(203,290)	(297,964)
Total other income (expense)	(102,737)	(155,800)	(175,640)	(203,290)	(309,256)

Net (loss) before income taxes and non-controlling interest	(825,326)	(549,811)	(2,557,085)	(1,409,171)	(12,223,052)

Provision for income taxes	-	-	-	-	-
Non-controlling interest in loss of consolidated subsidiaries	102,096	130,818	369,984	336,358	1,765,694

Net (loss)	$(723,230)	$(418,993)	$(2,187,101)	$(1,072,813)	$(10,457,358)

Weighted average number of common shares outstanding - basic and fully diluted	99,744,779	50,000,000	73,095,819	50,000,000

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests

							Total Stockholders
							Equity (deficit)
	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	50,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007 (Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	50,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	50,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	50,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	(1,130,602)	(282,651)	(1,413,253)
Common stock issued for services	500,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	40,889	-	-	-	40,889
Effect of reverse acquisition merger	45,844,269	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	313,339	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	15,000,000	15,000	-	(15,000)	-	-	-
Proceeds from the issuance of Notes allocated to warrants	-	-	450,000	-	-	-	450,000
Net (loss) for the nine months ended January 31, 2011	-	-	-	-	(2,187,101)	(369,984)	(2,557,085)
Balance, January 31, 2011	111,657,608	$111,657	$7,952,072	$-	$(10,457,358)	$(519,545)	$(2,913,174)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the period from
	For the nine months		May 23, 2007
	ended January 31,		(Inception) through
	2011	2010	January 31, 2011
Cash flows from operating activities
Net (loss)	$(2,187,101)	$(1,072,813)	$(10,457,358)
Non-controlling interest in net (loss)	(369,984)	(336,358)	(1,765,694)
Adjustments to reconcile net (loss) to net cash (used) provided by in operating activities:
Depreciation and amortization expense	5,635	7,545	13,077
Loss on sale of assets	11,351	-	11,351
Common stock issued for services	165,000	-	165,000
Imputed interest	40,889	-	40,889
Decrease (increase) in assets:
Prepaid expenses	61,626	-	(4,169)
Deposits	-	-	(10,000)
Increase (decrease) in liabilities:
Accounts payable, including related party amounts of $88,097 and $103,530 at January 31, 2011 and 2010, respectively	582,173	202,112	808,538
Accrued expenses	195,242	95,979	350,522
Net cash (used) in operating activities	(1,495,169)	(1,103,535)	(10,847,844)

Cash flows from investing activities
Purchase of fixed assets	(15,325)	(1,320)	(40,975)
Proceeds from sale of fixed assets	3,010	-	3,010
Net cash (used) in investing activities	(12,315)	(1,320)	(37,965)

Cash flows from financing activities
Capital contributions from members	723,796	432,669	8,653,989
Proceeds from long term debt	550,000	653,001	2,200,000
Advances from related parties	1,501,294	-	1,501,294
Payments on notes payable	(1,198,446)	(15,663)	(1,400,000)
Net cash provided by financing activities	1,576,644	1,070,007	10,955,283

Net increase (decrease) in cash	69,160	(34,848)	69,474
Cash - beginning	314	38,479	-
Cash - ending	$69,474	$3,631	$69,474

Supplemental disclosures:
Interest paid	$155,406	$107,311	$273,841
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$(1,413,253)	$-	$(1,413,253)
Effect of reverse acquisition merger	$(70,832)	$-	$(70,832)
Conversion of minority interest into equity	$(22,839)
Debt discount on issuance of warrants	$450,000	$-	$450,000

See accompanying notes to financial statements.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

MMEX Mining Corporation (“MMEX”)	-	Corporation	Nevada	Parent
MCC Merger, Inc. (“MCCM”)	100%	Corporation	Delaware	Holding Sub
Maple Carpenter Creek Holdings, Inc. (“MCCH”)	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC ("MCC”)	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC (“CC”)	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isl.	Subsidiary
Armadillo Mining Corp. (“AMC”)	80%	Corporation	British Virgin Isl.	Subsidiary

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

The comparative financial statements herein include the fiscal year ended April 30, 2010 and the three and nine months ended January 31, 2011 and January 31, 2010.

Organization
MMEX Mining Corporation (the Company or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 4,000,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owns an 80% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 313,339 shares of MMEX. On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Merger with Maple Carpenter Creek Holdings, Inc
On September 21, 2010, MMEX Mining Corporation entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. (“MCCH”) that closed on September 23, 2010. Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX Mining Corporation., MCC Merger, Inc. (“MCCM”), which was formed just prior to the merger and subsequently dissolved, in exchange for the issuance of 65,000,000 shares of MMEX Mining Corporation, common stock to the owners of MCCH, of which 50,000,000 shares were issued on October 8, 2010 and 15,000,000 shares issued on January 12, 2011. The merger resulted in the owners of MCCH gaining control of MMEX Mining Corporation. The owners of MCCH also were granted the right to receive an additional 15,000,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement as follows:

•	10,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,
•	2,500,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,
•	2,500,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

For financial statement reporting purposes, the merger agreement was treated as a reverse acquisition with MCCH deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements reflect the assets and liabilities of MCCH recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquirer/legal parent) are measured at fair value. The carrying value of the Company’s net assets approximates fair value at the date of acquisition. The fair value of the net assets acquired is ($70,832). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of MCCH, the accounting acquirer, as restated using the exchange ratios established in the merger agreement to reflect the numbers of shares of the legal parent. References to the “Company” in these notes refer to MMEX Mining Corporation and its wholly owned subsidiary, MCCH, as well as the previously discussed subsidiaries.

As of the date of the merger agreement, MCCH was focused on the development of both thermal and metallurgical coal projects in the United States and in Colombia. MCCH had the following coal project interests as of the date of closing of the merger:

Carpenter Creek, Montana: An 80% interest in the Carpenter Creek coal prospect near Round Up, Montana. – MCCH controls the surface rights covering a resource potential of 345 million tons; and the mineral rights for a resource potential of over 83 million tons of coal. Negotiations for the sale of this prospect are ongoing.

Snider Ranch, Montana: An 80% interest in the Snider Ranch real estate and coal prospect and the Mattfield and Janich Ranch prospects, both of which prospects are adjacent to the Signal Peak Mine, near Roundup, Montana. MCCH controls the surface rights covering a resource potential of over 43 million tons of coal. This prospect was sold on December 21, 2010 for $1,500,000.

Armadillo Group Holdings Corporation: An 80% ownership of Armadillo Mining Corp. (“AMC”) in Colombia. As of the date of closing of the merger, AMC had exclusive options to acquire two metallurgical coal mines in the Cundinamarca province of Colombia: (i) Caparrapi is a permitted mine with minimum production and with a resource potential of 11 million metric tons; (ii) Yacopi has resource potential of 40 million metric tons. AMC has terminated the exclusive options for the Caparrapi and Yacopi mines. On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine Company in Colombia producing metallurgical coal, with a potential resource of 16 million tons to 90 million tons based on existing exploration resources reports..

Nature of Business
Our current strategy is to pursue various coal exploration projects in Colombia and expand to other minerals in other South American countries with development partners and to sell the project located in the U.S. We believe the benefits of selling the U.S. assets include reduced capital requirements on the Company, and the ability to access industry technical development experience and marketing expertise.

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,457,358 and used net cash in operations of $10,847,844 for the period from inception (May 23, 2007) through January 31, 2011. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unaudited Interim Financial Information
The accompanying balance sheet as of January 31, 2011, statement of operations for the three and nine months ended January 31, 2011, and 2010, statement of stockholder’s equity (deficit) and statements of cash flows for the three and nine months ended January 31, 2011 and 2010 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at January 31, 2011, its results of operations and its cash flows for the nine months ended January 31, 2011. The results for the nine months ended January 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2011.

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

Asset retirement obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. No asset retirement obligation has been recognized as of January 31, 2011.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the nine months ended January 31, 2011 and 2010, respectively.

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the periods presented, there were no share-based payments to employees.

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company applies FASB ASC 810, Non-controlling Interests in Consolidated Financial Statements – an Amendment to ARB No. 51 (“ASC 810”). ASC 810 requires non-controlling interests (previously referred to as non-controlling interests) to be reported as components of equity and net income or loss, which changes the accounting for transactions with non-controlling interest holders. Prior to January 1, 2009 the non-controlling interest had been reduced to zero, therefore we had no beginning balance of the non-controlling at May 1, 2009. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $10,457,358 and a working capital deficit of $2,936,711 at January 31, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Related Party Transactions

On July 30, 2008, Maple Resources Corporation (“MRC”), a related party via common control from the Company’s CEO, Jack Hanks, purchased the Snider Ranch in Musselshell and Yellowstone Counties, Montana for $1,615,000. Simultaneously, MCC and MRC executed an option agreement whereby MCC became responsible for all principal and interest payments on a $1,000,000 bank note payable issued in MRC’s name in connection with its acquisition of the Snider Ranch and all other payments made by MRC to acquire the Snider Ranch. MRC had agreed that upon successful repayment of the note, it would transfer the Snider Ranch title to MCC. MCC also had issued MRC a $0.08/ton royalty from all future production generated from the Snider Ranch prospect as consideration for MRC and Jack W. Hanks, personally, guaranteeing the loan. The expected fair value of this royalty could not readily be determined, and as such, was not recognized. The value of the property was periodically measured for impairment and $201,747 of impairment charges were recognized during the year ended, April 30, 2010. On September 2, 2010, the option to purchase the Snider Ranch was distributed to the owners of MCC and recorded as a dividend in the amount of $1,413,253. In the merger with MMEX, MCC partners, The Maple Gas Corporation and AAM Investments, LLC assigned their rights under the option agreement to the Company. Subsequently, on December 21, 2010, Maple Resources Corporation sold the Snider Ranch property located in Yellowstone and Musselshell counties, Montana, to Great Northern Properties Limited Partnership, and the Company’s subsidiary relinquished its option right to acquire this property. The net proceeds on the sale after payment of closing costs and proceeds to minority interest holders was $1,412,136. MCC partners, The Maple Gas Corporation and AAM Investments, LLC advanced the net proceeds to MCCH to extinguish debts associated with the Snider Ranch prospect and other working capital needs.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On August 5, 2008, Maple Resource Company, a mutually owned entity under common management by the Company’s CEO, Jack Hanks, received a promissory note in the original principal balance of $1,000,000, a mutually owned company of the CEO, Jack Hanks, and assigned to Carpenter Creek, LLC, along with the investment in property, which carried a 7% interest rate, matured on August 11, 2013, and was secured by an investment in the Snider Ranch property. The balance of the note of $793,546 which included some accrued interest was paid in full on the sale of Snider Ranch on December 21, 2010.

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

On July 15, 2009, MCC entered into a loan agreement with an Irrevocable Trust, of which the Company’s CEO is the trustee. The unsecured promissory note, carried a 20% interest rate until maturity at July 15, 2010, at which time the principal interest (or $60,000), was compounded and extended under an amended agreement carrying a 10% interest that is being amortized over the extended life of the loan. The promissory note plus total accrued interest of $96,000 was paid in full on December 23, 2010.

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

Starting on October 13, 2010 and at various times through January 31, 2011, the Company’s Director Bruce N. Lemons advanced the Company a total of $25,800 that is outstanding in accounts payable at January 31, 2011. Interest was imputed at 10% and the advances are due on demand.

On December 22, 2010, AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, advanced the Company $706,112 that is outstanding in advances at January 31, 2011. Interest was imputed at 10% and the advances are due on demand.

Starting on December 22, 2010 and at various times through January 31, 2011, The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO advanced the Company a total of $780,016 that is outstanding in advances at January 31, 2011. Interest was imputed at 10% and the advances are due on demand.

For the period from inception (May 23, 2007) through January 31, 2011, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common stock

On September 23, 2010 the Company issued a subscription payable for 15,000,000 shares of common stock pursuant to the merger with MCCH. The shares were valued at par value, resulting in a total subscription payable of $15,000 at October 31, 2010.  On January 11, 2011, the Board of Directors relieved the subscription payable.

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

On January 11, 2011, the Board of Directors approved the issuance of the remaining 15,000,000 shares of merger consideration, agreed upon during the reverse merger, equally to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, and The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, Jack Hanks. The shares were previously reserved for DE Investments Corporation due to an agreement in place between DE Investments Corporation and the Company’s majority shareholders not with MMEX. The majority shareholders may have an obligation to transfer these shares in the future.

On January 24, 2011, the Company entered into a securities purchase agreements with unaffiliated investors and with each of The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, an Irrevocable Trust, of which the Company’s CEO is the trustee, and BNL Family Partners of which one of the Company’s Directors, Bruce N. Lemons is a partner, for the issuance of a convertible debentures in the amount of $25,000. The promissory notes carry a 25% interest rate, mature on January 27, 2012 and are convertible into the Company’s common stock at the holders’ option at $0.10 per common share. The holder may accelerate repayment of the note upon sale of the Carpenter Creek prospect. In addition, the Company will issue warrants to purchase shares of the Company’s common stock at the time of repayment or conversion of the note equal to ten warrant shares for every dollar value of the principal and interest , at an exercise price of $.10 per share on or before three years from the repayment or conversion date. These convertible debentures were issued to each of the affiliated investors at the same price as that paid by the unaffiliated investors in the private offering.

Note 4 – Prepaid Expenses

As of January 31, 2011 and April 30, 2010 prepaid expenses included the following:

	January 31, 2011	April 30, 2010
Prepaid Utilities	$4,169	$4,169
Prepaid Legal Services	-	10,000
Preapid Leases	-	51,624
	$4,169	$65,793

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	January 31, 2011	April 30, 2010
Furniture and fixtures	$-	$6,001
Software and hardware	15,325	19,649
	15,325	25,650
Less accumulated depreciation and amortization	(1,788)	(7,442)
	$13,537	$18,208

Depreciation and amortization expense totaled $5,635 and $7,545 for the nine months ended January 31, 2011 and 2010, respectively.

Note 6 – Investment in Property

On July 30, 2008, Maple Resources Corporation (“MRC”), a related party via common control from the Company’s CEO, Jack Hanks, purchased the Snider Ranch in Musselshell and Yellowstone Counties, Montana for $1,615,000. Simultaneously, MCC and MRC executed an option agreement whereby MCC became responsible for all principal and interest payments on a $1,000,000 bank note payable issued in MRC’s name in connection with its acquisition of the Snider Ranch and all other payments made by MRC to acquire the Snider Ranch. MRC has agreed that upon successful repayment of the note, it will transfer the Snider Ranch title to MCC. MCC also has issued MRC a $0.08/ton royalty from all future production generated from the Snider Ranch prospect as consideration for MRC and Jack W. Hanks, personally, guaranteeing the loan. The expected fair value of this royalty could not readily be determined, and as such, was not recognized. The value of the property was periodically measured for impairment and $201,747 of impairment charges were recognized during the year ended, April 30, 2010. On September 2, 2010, the option to purchase the Snider Ranch was distributed to the owners of MCC and recorded as a dividend in the amount of $1,413,253. In the merger with MMEX, MCC partners, The Maple Gas Corporation and AAM Investments, LLC assigned their rights under the option agreement to the Company. Subsequently, on December 21, 2010, Maple Resources Corporation sold the Snider Ranch property located in Yellowstone and Musselshell counties, Montana, to Great Northern Properties Limited Partnership, and the Company’s subsidiary relinquished its option right to acquire this property.

Note 7 – Accrued Expenses

As of January 31, 2011 and April 30, 2010 accrued expenses included the following:

	January 31, 2011	April 30, 2010
Accrued Lease Expenses	$98,688	$-
Accrued Payroll, Officers	191,863	-
Accrued Interest	59,971	90,328
	$350,522	$90,328

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Notes Payable

Long term debt consists of the following at January 31, 2011 and April 30, 2010, respectively:

	January 31, 2011	April 30, 2010

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note is due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.37, subject to adjustment for stock splits and combinations.  Accrued interest of $4,486 and $0 was outstanding at January 31, 2011 and April 30, 2010 respectively.
	$50,000	$-

Unsecured promissory note, matured on July 15, 2009, carrying a 10% default rate. Accrued interest of $55,486 and $42,986 was outstanding at January 31, 2011 and April 30, 2010, respectively.	300,000	300,000

Related party, unsecured promissory note, carried a 20% interest rate until maturity at July 15, 2010, at which time the principal and 20% interest (or $60,000), was compounded and extended under a an amended agreement carrying a 10% interest rate that was being amortized over the extended life of the loan. Matures on July 15, 2011. Accrued interest of $0 and $47,342 was outstanding at January 31, 2011 and April 30, 2010, respectively. This note and accrued interest of $96,000 was retired on December 21, 2010, upon the closing of the Snider Ranch sale.	-	300,000

Promissory note in the original principal balance of $1,000,000 owed by Maple Resources Company, a mutually owned company of the CEO, Jack Hanks, and assigned to Carpenter Creek, LLC, along with the investment in property, carries a 7% interest rate, matures on August 11, 2013, secured by an investment in property; Snider Ranch. This note was retired on December 21, 2010, upon the closing of the Snider Ranch sale.	-	798,446

On January 27, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $450,000 convertible notes in a private placement transaction. $75,000 of the notes were to related parties. The convertible notes are due and payable on January 26, 2012, carry a 25% interest rate which will be amortized over the life of the loan. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.10, subject to adjustment for stock splits and combinations.	450,000	-

Debt issuance discount	(450,000)	-
	$350,000	$1,398,446
Less: Current maturities	350,000	600,000
Long term portion of notes payable	$-	$798,446

The Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $450,000 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one-year term of the Notes as additional interest expense.

The Company recorded interest expense on long term debt in the amount of $164,289 and $203,290 for the nine months ended January 31, 2011 and 2010, respectively.

Note 9 – Changes in Stockholders’ Equity (Deficit)

The Company is authorized to issue up to 300,000,000 shares of its $0.001 par value common stock. There were 111,657,608 shares issued and outstanding at January 31, 2011. The Company had a commitment to issue 15,000,000 shares of common stock pursuant to the merger with MCCH recorded as a subscription payable at par value of $15,000 on October 31, 2010. On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining shares in accordance with the merger agreement.  The Company also has a contingent commitment to issue up to another 15,000,000 shares of common stock if certain milestones are achieved.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock from 75,000,000 to 300,000,000.

For the period from inception (May 23, 2007) through January 31, 2011, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

Common stock issued commensurate with the merger with MCCH

On September 23, 2010 the Company issued a subscription payable for 15,000,000 shares of common stock pursuant to the merger with MCCH. The shares were valued at par value, resulting in a total subscription payable of $15,000 at October 31, 2010. On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining shares in accordance with the merger agreement.   The Company reversed the subscription payable resulting in a $15,000 adjustment to additional paid in capital.

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

On December 22, 2010 the Company issued 313,339 shares to Steve Eppig in exchange for Mr. Eppig’s 1.88% interest in the equity of its Armadillo Holdings Group Corporation subsidiary.  The shares were valued at the value of the minority interest held in Armadillo Holding Group Corporation through January 31, 2011 which was $22,526.

On January 12, 2011 the Company issued 7,500,000 shares of common stock The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the termination and rescission of the DEIC agreement.  The shares were valued at par value, resulting in a $7,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.

On January 12, 2011 the Company issued 7,500,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the termination and rescission of the DEIC agreement.  The shares were valued at par value, resulting in a $7,500 adjustment to common stock payable in accordance with the accounting for reverse acquisitions under ASC 805-10-40.

5,625,000 warrants were issued in connection with the Convertible Note Agreement.  These warrants are exercisable at price of $0.10 per share and are exercisable for three years. The warrants were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $450,000 has been recorded as debt discount and is being amortized over the original one-year term of the debentures as financing cost.  No amortization has been recognized as of January 31, 2011.

Common stock reserved

At January 31, 2011, 4,635,135 shares of common stock were reserved for debt conversion purposes.

Note 11 – Convertible Debentures

On January 28, 2011, the Company closed a Convertible Note Agreement and issued $450,000 in principal amount of 25% Convertible Note (the “Notes”) due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors.  The Notes are convertible into the Company’s common stock at the holders’ option at $0.10 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect.  In addition, the Company will issue warrants to purchase shares of the Company’s common stock at the time of repayment or conversion of the Note equal to ten warrant shares for every dollar value of the principal and interest , at an exercise price of $.10 per share on or before three years from the repayment or conversion date.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $450,000 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one-year term of the Notes as additional interest expense.

Note 12 - Non-controlling Interests

On January 31, 2011, non-controlling interests held an approximate 17% residual interest in MCCH through varying interests in MCCH and its subsidiaries, as acquired through our reverse acquisition merger on September 23, 2010. Pursuant to that merger between MCC Merger, Inc., a wholly owned subsidiary of Management, Inc., and MCCH, we acquired entities that directly, and indirectly, held non-controlling interests in both, consolidated Corporations and Partnerships. MCCH’s interest in its subsidiaries, MCC and AHGC brought non-controlling interests of 20% in MCC’s subsidiary, CC and 1.88% in AHGC, respectively. The 1.88% interest in AHGC was converted to stock in MMEX on December 22, 2010.  In turn, MCC held a 5% non-controlling interest in CC, and AHGC held an 80% non-controlling interest in AMC.

Note 13 – Commitments and Contingencies

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

Operating Leases Commitments

All of our leases are currently in default due to non-payment of lease rental.

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

We have received a notice of default from the lessor of the property.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Knapp Lease:
Under the terms of the Knapp Lease, the Company is required to pay to the lessors (1) a minimum annual payment in an amount equal to $15,450 in each year during the initial ten (10) year term of the Knapp Lease, subject to increases in future years and (2) a royalty equal to 12.5% of the gross proceeds on all coal mined from the Knapp Property. In addition, unless coal is mined from minerals owned by the lessors, for each ton of coal mined from, stored on or transported across the Knapp Property, the Company is required to pay a use fee of $0.15 per ton or .75% gross proceeds for such coal, whichever is greater.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Marsh / Snider Ranch Lease:
Under the terms of the Marsh / Snider Ranch Option to Lease, the Company was required to pay to the lessors a minimum monthly payment of $1,000 for twenty-four (24) months term of the option. This commitment terminated on the sale of Snider Ranch.

Future minimum lease payments required under operating leases are as follows:

Year Ending
April 30,	Amount
2011	$286,596
2012	133,505
2013	62,541
2014	62,541
2015	62,541
Thereafter	250,164
$857,689

Lease expense was $336,248 and $329,662 for the nine months ended January 31, 2011 and 2010, respectively.

Note 14 – Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's results of operations or financial condition.  In connection with preparing the accompanying financial statements for the periods ended January 31, 2011 and 2010, management evaluated subsequent events through the date that such financial statements were issued.

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On February 1, 2011, the Company entered into a securities purchase agreements with The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, for the issuance of a convertible debentures in the amount of $39,100.  The promissory note carries a 25% interest rate, matures on January 31, 2012 and is convertible into the Company’s common stock at the holders’ option at $0.10 per common share. The holder may accelerate repayment of the note upon sale of the Carpenter Creek prospect.  In addition, the Company will issue warrants to purchase shares of the Company’s common stock at the time of repayment or conversion of the note equal to ten warrant shares for every dollar value of the principal and interest, at an exercise price of $.10 per share on or before three years from the repayment or conversion date.  These convertible debentures were issued at the same price as that provided to participants of the offering closed on January 28, 2011.

On February 1, 2011, the Company entered into a securities purchase agreements with BNL Family Partners of which one of the Company’s Directors, Bruce N. Lemons is a partner for the issuance of a convertible debentures in the amount of $25,800.  The promissory note carries a 25% interest rate, matures on January 31, 2012 and is convertible into the Company’s common stock at the holders’ option at $0.10 per common share. The holder may accelerate repayment of the note upon sale of the Carpenter Creek prospect.  In addition, the Company will issue warrants to purchase shares of the Company’s common stock at the time of repayment or conversion of the note equal to ten warrant shares for every dollar value of the principal and interest, at an exercise price of $.10 per share on or before three years from the repayment or conversion date.  These convertible debentures were issued at the same price as that provided to participants of the offering closed on January 28, 2011.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to MMEX Mining Corporation, a Nevada corporation.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

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

Overview and Outlook

MMEX Mining Corporation has interests in thermal coal projects in Montana, which at January 31, 2011 consisted of Carpenter Creek and Bridger-Fromberg-Bear Mountain projects. Snider Ranch prospect in Montana was sold to Great Northern Properties Limited Partnership on December 21, 2010. All of our leases are currently in default due to non-payment on contractual lease payments.  We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We will be in the exploration stage until we discover commercially viable coal deposits on Carpenter Creek, Bridger-Fromberg-Bear Mountain or any other property that we acquire, if ever. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

On January 20, 2011 the Company executed an exclusive option agreement to purchase a 50% interest in C.I. Hunza Coal, Ltd. (Hunza), a Colombian limited liability corporation that holds various mining interests in Colombia.  Going forward, we plan to focus the company efforts in acquiring metallurgical coal assets in the country of Colombia and other Latin America countries.

Mineral Reserve Estimates

Carpenter Creek.  The project is in the exploration stage and requires additional drilling and study to establish reserve estimates. Skelly and Loy, Inc, an engineering consulting firm, reissued its report entitled “Maple Carpenter Creek Coal Resource Re-Evaluation and Valuation dated October 1, 2010 (the “Report”). The Report states that total estimated tonnage of the McCleary and Carpenter Creek seams is approximately 1.1 Billion tons of which over 466 million tons fall into the Demonstrated category. Maple Carpenter Creek, 80% owned by MMEX Mining Corporation has control of over 196 Million Demonstrated tons. The Report stated that based on quality information available, average washed quality estimates were prepared by Skelly and Loy ford coal in each of the USGS classifications. For the McCleary seam, the ash has been estimated to range from 6.19 to 6.36%, sulfur from 0.47 to 0.51% and BTU from 12,485 to 12,535 BTUs per pound (dry basis). On the same basis for the Carpenter Creek seam, ash is projected from 5.32 to 5.57%, sulfur from 0.56 to 0.58% and BTU’s from 12,797 to 12,808 per pound (dry basis).

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

Hunza. The project is in the exploration stage and requires additional drilling and study to establish reserve estimates. There are two extant resources reports that were prepared prior to Armadillo Mining Corporation execution of the Exclusive Option Agreement.  One report estimates resources in the 16 million tons range and the other report estimates resources in the 90 million tons range.  Armadillo has retained Norwest Corporation to prepare a resources report that will be completed prior to April 1, 2011.

Development Strategy

Our current strategy is to focus on the acquisition of metallurgical coal assets in Colombia and other Latin American countries. We intend to sell our Carpenter Creek project. We believe the benefits of this strategy include reduced capital requirements on the Company, and the ability to access industry technical development experience and marketing expertise.

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX Mining Corporation, Inc entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. (“MCCH”).  MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia.  MCCH had the following coal project interests as of the date of closing of the merger:

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

·
Armadillo Group Holdings Corporation: An 80% ownership of Armadillo Mining Corp. (“AMC”) in Colombia. As of the date of closing of the merger, AMC had exclusive options to acquire two metallurgical coal mines in the Cundinamarca province of Colombia: (i) Caparrapi is a permitted mine with minimum production and with a resource potential of 11 million metric tonnes; (ii) Yacopi has resource potential of 40 million metric tonnes. As of the date of this filing, AMC has terminated the exclusive options for the Caparrapi and Yacopi mines. During November 2010, AMC decided not to pursue these projects.

Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX Mining Corporation in exchange for the issuance of 65,000,000 shares of MMEX Mining Corporation common stock to the owners of MCCH, of which 50,000,000 shares were issued on October 8, 2010 and 15,000,000 shares were presented as common stock payable.  On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining 15,000,000 in accordance with the merger agreement.  The Company reversed the subscription payable resulting in a $15,000 adjustment to common stock payable. The owners of MCCH also were granted the right to receive an additional 15,000,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Our significant accounting policies are described in the Notes to these financial statements.

Results of Operations for the Three Months Ended January 31, 2011 and January 31, 2010:

	For the Three Months Ended
	January 31,		Increase/
	2011	2010	(Decrease)
Revenue	$-	$-	$-

Exploration and development	282,512	76,947	205,565
General and administrative	110,015	116,391	(6,376)
Payroll and taxes	153,608	142,673	10,935
Professional fees	174,406	52,954	121,452
Depreciation and amortization	2,048	5,046	(2,998)

Total operating expenses	722,589	394,011	328,578

Net operating (loss)	(722,589)	(394,011)	328,578

Total other income (expense)	(102,737)	(155,800)	53,063

Net (loss) before income taxes and non-controlling interest	(825,326)	(549,811)	275,515

Non-controlling interest in loss of consolidated subsidiaries	102,096	130,818	(28,722)

Net (loss)	$(723,230)	$(418,993)	304,237

Revenues:

We are currently in the exploration stage and have not yet begun to generate revenues.

Exploration and development:

Exploration and development costs were $282,512 for the three months ended January 31, 2011 compared to $76,947 for the three months ended January 31, 2010, an increase of $205,565. The increase was due to additional surface leases that we entered into in our subsidiary, Carpenter Creek, LLC, along with due diligence payments to acquire rights in Colombia mines that were not incurred in prior periods through our subsidiary, Armadillo Mining Corporation.

General and administrative:

General and administrative expenses were $110,015 for the three months ended January 31, 2011 compared to $116,391 for the three months ended January 31, 2010, a decrease of $6,376. The slight decrease was primarily due to the closing of our Montana office.

Payroll and taxes:

Payroll and taxes expense was $153,608 for the three months ended January 31, 2011 compared to $142,673 for the three months ended January 31, 2010, an increase of $10,935. The increase was primarily due to increased salaries to our COO for services performed at Maple Carpenter Creek which were incurred on a part time basis in the comparative period ending, January 31, 2010 as his time commitments increased to focus on our coal projects.

Professional fees:

Professional fees expense was $174,406 for the three months ended January 31, 2011 compared to $52,954 for the three months ended January 31, 2010, an increase of $121,452. The increase was due to legal and accounting services related to our reverse acquisition merger agreement between ourselves and MCCH on September 21, 2010, and engineering and legal services regarding acquisition rights in Columbia.

Depreciation and amortization:

Depreciation and amortization expense was $2,048 the three months ended January 31, 2011 compared to $5,046 for the three months ended January 31, 2010, a decrease of $2,998. The decrease was due to the disposition of assets after closing our remote office.

Net operating loss:

Net operating loss for the three months ended January 31, 2011 was $722,589 or ($0.01) per share compared to a net operating loss of $394,011 for the three months ended January 31, 2010, or ($0.01) per share, an increase of $328,578. Net operating loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the three months ended January 31, 2011. We were not operating in Latin America during the comparable period in 2009.

Other income (expense):

Other expenses consisted of interest expense and loss on sale of fixed assets.  Interest, which was $91,386 and $155,800 for the three months ended January 31, 2011 and 2010, respectively. The decrease of $64,414 was due to debt issuance costs incurred in the comparable three month period in 2010. Loss on the disposal of fixed assets was $11,351 and $0 for the three months ended January 31, 2011 and 2010, respectively.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $102,096 and $130,818 of the total losses for the three months ended January 31, 2011 and 2010, respectively. Our non-controlling interest in our losses decreased by $28,722 as a result of conversion of one of our minority interest holder’s interest into common shares of MMEX.

Net loss:

The net loss for the three months ended January 31, 2011 was $723,230 compared to a net loss of $418,993 for the three months ended January 31, 2010, an increased net loss of $304,237. Net loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the three months ended January 31, 2011. We were not operating in Latin America during the comparable period in 2010.

Results of Operations for the Nine Months Ended January 31, 2011 and January 31, 2010:

	For the Nine Months Ended
	January 31,		Increase/
	2011	2010	(Decrease)
Revenue	$-	$-	$-

Exploration and development	536,248	347,157	189,091
General and administrative	572,996	186,379	386,617
Payroll and taxes	491,403	211,066	280,337
Professional fees	775,163	453,734	321,429
Depreciation and amortization	5,635	7,545	(1,910)

Total operating expenses	2,381,445	1,205,881	1,175,564

Net operating (loss)	(2,381,445)	(1,205,881)	1,175,564

Total other income (expense)	(175,640)	(203,290)	(27,650)

Net (loss) before income taxes and non-controlling interest	(2,557,085)	(1,409,171)	1,147,914

Non-controlling interest in loss of consolidated subsidiaries	369,984	336,358	33,626

Net (loss)	$(2,187,101)	$(1,072,813)	$1,114,288

Revenues:

We are currently in the exploration stage and have not yet begun to generate revenues.

Exploration and development:

Exploration and development costs were $536,248 for the nine months ended January 31, 2011 compared to $347,157 for the nine months ended January 31, 2010, an increase of $189,091. The increase was due to additional surface leases that we entered into in our subsidiary, Carpenter Creek, LLC, along with due diligence payments to acquire rights in Colombia mines that were not incurred in prior periods through our subsidiary, Armadillo Mining Corporation.

General and administrative:

General and administrative expenses were $572,996 for the nine months ended January 31, 2011 compared to $186,379 for the nine months ended January 31, 2010, an increase of $386,617. This increase is mainly due to increased travel expenses incurred to visit coal mine prospects in Colombia and incurred due diligence costs to secure rights to Colombia mines as we developed our newly formed Latin American business during the nine months ended January 31, 2011 that were not incurred in the comparable period in 2010.

Payroll and taxes:

Payroll and taxes expense was $491,403 for the nine months ended January 31, 2011 compared to $211,066 for the nine months ended January 31, 2010, an increase of $280,337. Salaries for our COO were previously incurred by Maple Carpenter Creek on a part time basis during the nine months ending January 31, 2011, but were increased to full time as more of his expertise over our new coal projects was needed than in the comparative nine month period in 2010.

Professional fees:

Professional fees expense was $775,163 for the nine months ended January 31, 2011 compared to $453,734 for the nine months ended January 31, 2010, an increase of $321,429. The increase was due primarily to legal services as we developed the reverse acquisition merger agreement between ourselves and MCCH on September 21, 2010, and engineering and legal services regarding acquisition rights in Columbia.

Depreciation and amortization:

Depreciation and amortization expense was $5,635 for the nine months ended January 31, 2011 compared to $7,545 for the nine months ended January 31, 2010. The decrease was due to the disposition of assets after closing our remote office.

Net operating loss:

Net operating loss for the nine months ended January 31, 2011 was $2,381,445 or ($0.03) per share compared to a net operating loss of $1,205,881 for the nine months ended January 31, 2010, or ($0.02) per share, an increase of $1,175,564. Net operating loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the nine months ended January 31, 2011. We were not operating in Latin America during the comparable period in 2010.

Other income (expense):

Other expenses consisted of interest expense and loss on sale of fixed assets.  Interest, which was $164,289 and $203,290 for the nine months ended January 31, 2011 and 2010, respectively. The decrease of $39,001 was due to debt issuance costs incurred in the comparable nine month period in 2010. Loss on the disposal of fixed assets was $11,351 and $0 for the nine months ended January 31, 2011 and 2010, respectively.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in the losses of our consolidated subsidiaries represented approximately $369,984 and $336,358 of the total losses for the nine months ended January 31, 2011 and 2010, respectively. Our non-controlling interest increased by $33,626, while our overall net loss before income taxes and non-controlling interest increased by $1,175,564, as a result of our majority interests acquiring a larger stake in some of our subsidiaries during the nine months ended January 31, 2011 than held during the comparable period in 2010.

Net loss:

The net loss for the nine months ended January 31, 2011 was $2,187,101 compared to a net loss of $1,072,813 for the nine months ended January 31, 2010, an increased net loss of $1,114,288. Net loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the nine months ended January 31, 2011. We were not operating in Latin America during the comparable period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at January 31, 2011 compared to April 30, 2010.

	January 31, 2011	April 30, 2010
Total Assets	$97,180	$1,507,568

Accumulated (Deficit)	$(10,457,358)	$(7,139,655)

Stockholders' Equity (Deficit)	$(2,913,174)	$(251,688)

Working Capital (Deficit)	$(2,936,711)	$(894,703)

Our principal source of operating capital has been provided from private sales of our common stock, partnership capital contributions, and debt financing. At January 31, 2011, we had a negative working capital position of $(2,936,711).

On January 28, 2011, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the closing of 1-year Convertible Note to a group of high net worth investors for an aggregate of $450,000.  The notes carry a 25% interest rate, mature on the first anniversary date of the note and are convertible into the Company’s common stock at the holders’ option at $0.10 per common share. The holder may accelerate repayment of the note upon sale of the Carpenter Creek prospect.  In addition, the Company will issue warrants to purchase shares of the Company’s common stock at the time of repayment or conversion of the note equal to ten warrant shares for every dollar value of the principal and interest, at an exercise price of $.10 per share on or before three years from the repayment or conversion date.

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

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to employees and outside consultants, and the Company expects to continue this practice. In the nine months ending January 31, 2011, the Company issued 4,019,269 shares of common stock valued at $899,551 in lieu of cash payments to employees and outside consultants. No shares of common stock were issued as compensation for services in the nine months ending January 31, 2010. The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of fiscal year end 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required by smaller reporting companies.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings against the Company.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information otherwise reportable pursuant to this item has been disclosed in current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMEX Mining Corporation.
(Registrant)

Date: March 17, 2011	By:	/s/ Jack W. Hanks
Jack W. Hanks
President and
Chief Executive Officer