Form 10-K
period 2011-04-30
MMEX Mining Corp
filed 2011-08-11
CIK 1440799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2011
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 333-152608

MMEX MINING CORPORATION
(Exact name of Issuer as specified in its charter)

Nevada	26-1749145
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2626 Cole Avenue, Suite 610
Dallas, Texas 75204	214-880-0400
(Address of principal executive offices,	(Issuer’s telephone number,
including zip code)	including area code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act: NONE

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $2,023,832 on July 28, 2011.

There were 11,165,763 shares of the Registrant's Common Stock outstanding on July 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:  None

MMEX MINING CORPORATION

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1:  Business

Background of the Company

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

Company History

MMEX Mining Corporation (the Company or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 4,000,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and at the time of the merger, owned a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned an 80% interest in Armadillo Mining Corp. (“AMC”). As of April 30, 2011, AHGC owned 94.6% of AMC through additional capital contributions.  The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 313,339 shares of MMEX. On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX Mining Corporation, Inc entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. (“MCCH”).  MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia.  MCCH had the following coal project interests as of the date of closing of the merger:

Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX Mining Corporation in exchange for the issuance of 6,500,000 shares of MMEX Mining Corporation common stock to the owners of MCCH, of which 5,000,000 shares were issued on October 8, 2010 and 1,500,000 shares were presented as common stock payable.  On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining 1,500,000 in accordance with the merger agreement.  The Company reversed the subscription payable resulting in a $15,000 adjustment to common stock payable. The owners of MCCH also were granted the right to receive an additional 1,500,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement.

Status of Previously Reported Coal Projects

Bridger-Fromberg-Bear Creek.  The Bridger-Fromberg-Bear Creek project, was a coal mining project in the vicinity of Bridger in Carbon County, Montana.  Under a Settlement Agreement dated as of October 8, 2009 between the Company and John Baugues, Jr, the developer of the project area, the Company was granted a sub-lease for the Bolzer lease, an overriding royalty of two percent , a net profits interest of fifteen percent and development and acquisition rights in the project area to be developed by John Baugues, Jr and any related companies, which include, inter alia, Carbon County Holdings, LLC ( the “Rights”), in exchange for a surrender of Company shares by John Baugues, Jr and related parties and in consideration of the settlement of claims.  The initial project consisted of 6,254 acres lease (the “Bolzer Property”) and over 50,000 additional acres potential.  Due to insufficient funding levels, we failed to make the January 2010 scheduled minimum annual payment of $62,541 under our lease for the Bolzer Property, which is part of the Bridger-Fromberg-Bear Creek project area.   In October of 2010, our development partner on the project provided a lease termination notice sent by the Bolzer’s.  We believe that the Company’s Rights with respect to the broader project area remain in force.

Snider Ranch, Montana: An 80% interest in the Snider Ranch real estate and coal prospect and the Mattfield and Janich Ranch prospects, both of which prospects are adjacent to the Signal Peak Mine, near Roundup, Montana, with surface rights covering a resource potential of over 43 million tons of coal.  On September 2, 2010, the option to purchase the Snider Ranch was distributed to the owners of MCC and recorded as a distribution in the amount of $1,413,253. In the merger with MMEX, MCC partners, The Maple Gas Corporation and AAM Investments, LLC assigned their rights under the option agreement to the Company. Subsequently, on December 21, 2010, Maple Resources Corporation sold the Snider Ranch property located in Yellowstone and Musselshell counties, Montana, for $1,500,000 to Great Northern Properties Limited Partnership, and the Company’s subsidiary relinquished its option right to acquire this property.

Carpenter Creek, Montana: An 80% interest in the Carpenter Creek coal prospect near Round Up, Montana. – MCCH controls the surface rights covering a resource potential of 345 million tons; and the mineral rights for a resource potential of over 83 million tons of coal. This prospect was sold on March 18, 2011 for $2,503,401, with proceeds net of minority interest of $2,248,401 to MCCH.

Hunza Project:  On January 20, 2011 the Company executed an exclusive option agreement to purchase a 50% interest in C.I. Hunza Coal, Ltd. (Hunza), a Colombian limited liability corporation that holds various mining concessions in the Boyacá Province of east-central Colombia.  The coal prospects in the Hunza concessions are mid-volatility metallurgical or coking coal.  We have commissioned a technical report in accordance with National Instrument (NI) 43-101 specifications.  Based on the report, the in-place coal tonnage estimate for the property is in the range of 45 to 50 metric tons.  The Company is undertaking a drilling program and until the drilling has been performed and the results analyzed, the estimates presented herein cannot be categorized as estimates of a coal resource under the standards of the 43-101 guidelines.

The Coal Industry

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

Global Coal Supply and Demand. Global economic growth, the primary driver of energy demand, is conservatively forecasted to increase by an average of 3.2% per annum between 2002 and 2030, according to the World Coal Institute (“WCI”). The world’s population is expected to increase from its current level of 6.4 billion to 8 billion by 2030, according to the United Nations’ 2004 world population prospects report. International Energy Agency (“IEA”) projections indicate that if governments continue with current energy policies, global demand for energy will increase by almost 60% by 2030, with more than two-thirds of this increase coming from developing countries.

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

Colombian Coal Overview.

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

Employees

As of July 28, 2011, we had 4 full time employees.  Our employees are not represented by a labor organization.  We maintain various employee benefit plans.

Item 1A:  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B:  Unresolved Staff Comments

None

Item 2:  Properties

Our executive offices are located in Dallas, Texas at 2626 Cole Avenue, Suite 610.  We lease 2,348 square feet of space in a facility as a tenant.  The term of the lease is through June 30, 2012 and the rent is presently $4,696 per month.

Item 3:  Legal Proceedings

None

Item 4:  Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol “MMEX”. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2011 and April 30, 2010.  Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2011			Fiscal 2010
	HIGH	LOW		HIGH	LOW
1st Quarter	$4.20	$2.80	1st Quarter	$12.80	$7.40
2nd Quarter	$3.90	$0.60	2nd Quarter	$15.80	$11.90
3rd Quarter	$3.40	$0.50	3rd Quarter	$14.50	$2.30
4th Quarter	$0.90	$0.30	4th Quarter	$6.70	$2.00

On July 28, 2011, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $.50.

The number of holders of record of the Company’s common stock as of July 28, 2011 was 30 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2011.

Recent Sales of Unregistered Securities not previously reported on the Company’s 10-Q

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

On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock ( the “Preferred Stock”) to an unrelated party in exchange for an investment of $1,000,000.  The shares may be converted into the Company’s common shares at $0.40 per common share.  The Preferred Stock carry a 10% cumulative dividend, that is being reported as interest due to the classification of the preferred stock, and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction.  The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation common stock shares.

On April 25, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $520,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate which will be amortized over the life of the loan. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 1,062,500 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

On May 9, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $160,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate.   The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 250,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

On June 30, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect”, “estimate”, “anticipate”, “predict”, “believes”, “plan”, “seek”, “objective” and similar expressions are intended to identify forward-looking statements or elsewhere in this report.  Important factors that could cause our actual results, performance or achievement to differ materially from our expectations are discussed in detail in Item 1 above.  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act.  A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

The following discussion should be read in conjunction with the Financial Statements, including the notes thereto.

Overview

MMEX Mining Corporation has interests in coal prospects in the United States and South America.  We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We will be in the exploration stage until we discover commercially viable coal deposits. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

On January 20, 2011 the Company executed an exclusive option agreement to purchase a 50% interest in C.I. Hunza Coal, Ltd. (Hunza), a Colombian limited liability corporation that holds various mining interests in Colombia.  Going forward, we plan to focus the company efforts in acquiring metallurgical coal assets in the country of Colombia and other Latin America countries.

Mineral Reserve Estimates

Hunza Project:  On January 20, 2011 the Company executed an exclusive option agreement to purchase a 50% interest in C.I. Hunza Coal, Ltd. (Hunza), a Colombian limited liability corporation that holds various mining concessions in the Boyacá Province of east-central Colombia. The coal prospects in the Hunza concessions are mid-volatility metallurgical or coking coal. We have commissioned a technical report in accordance with National Instrument (NI) 43-101 specifications.  Based on the report, the in-place coal tonnage estimate for the property is in the range of 45 to 50 metric tons. The Company is undertaking a drilling program and   until the drilling has been performed and the results analyzed, the estimates presented herein cannot be categorized as estimates of a coal resource under the standards of the 43-101 guidelines.

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

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX Mining Corporation, Inc entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. (“MCCH”).  MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia.  Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX Mining Corporation in exchange for the issuance of 6,500,000 shares of MMEX Mining Corporation common stock to the owners of MCCH, of which 5,000,000 shares were issued on October 8, 2010 and 1,500,000 shares were presented as common stock payable.  On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining 1,500,000 in accordance with the merger agreement.  The Company reversed the subscription payable resulting in a $15,000 adjustment to common stock payable. The owners of MCCH also were granted the right to receive an additional 1,500,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement.

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

Results of Operations

We recorded a net loss of $3,476,796, or $.42 per share, for the fiscal year ended April 30, 2011, compared to a net loss of $1,506,729, or $.30 per share for the fiscal year ended April 30, 2010.

Revenues:

We are currently in the exploration stage and have not yet begun to generate revenues.

Exploration and development:

Exploration and development costs were $1,108,831 for the fiscal year ended April 30, 2011 compared to $466,896 for the fiscal year ended April 30, 2010, an increase of $641,935. The increase was due to additional due diligence payments to acquire rights in Colombia mines that were not incurred in prior periods through our subsidiary, Armadillo Mining Corporation.

General and administrative:

General and administrative expenses were $762,372 for the fiscal year ended April 30, 2011 compared to $380,321 for the fiscal year ended April 30, 2010, an increase of $382,051. The increase is due to increased operational activities to support our acquisition of Colombian mining activity including extensive international travel.

Payroll and taxes:

Payroll and taxes expense was $532,504 for the fiscal year ended April 30, 2011 compared to $351,099 for the fiscal year ended April 30, 2010, an increase of $181,405. The increase was primarily due to increased salaries to our COO for services performed at Maple Carpenter Creek which were incurred on a part time basis in the comparative period ending, April 30, 2010 as his time commitments increased to focus on our coal projects.

Professional fees:

Professional fees expense was $1,170,959 for the fiscal year ended April 30, 2011 compared to $533,477 for the fiscal year ended April 30, 2010, an increase of $637,482. The increase was due to legal, accounting, and financial services related to our reverse acquisition merger agreement between ourselves and MCCH on September 21, 2010, and engineering and legal services regarding acquisition rights and operation plans in Columbia.

Depreciation and amortization:

Depreciation and amortization expense was $6,741 for the fiscal year ended April 30, 2011 compared to $5,064 for the fiscal year ended April 30, 2010, an increase of $1,677. The increase was due to the acquisition of additional office equipment.

Net operating loss:

Net operating loss for the fiscal year ended April 30, 2011 was $3,581,407 or $0.43 per share compared to a net operating loss of $1,726,857 for the fiscal year ended April 30, 2010, or $0.35 per share, an increase of $1,854,550. Net operating loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the fiscal year ended April 30, 2011. We were not operating in Latin America during the comparable period in 2010.

Other income (expense):

Other income consisted of gain on the disposal of our two U.S. properties, Snider Ranch and Carpenter Creek.                Total gain recognized was $2,592,023 for the fiscal year ended April 30, 2011 compared to $0 for the fiscal year end April 30, 2010.  Loss on the disposal of fixed assets was $11,351 and $0 for the fiscal year ended April 30, 2011 and 2010, respectively.  We reported impairment expense of $1,830,000 for the fiscal year ended April 30, 2011.  This was incurred on the Hunza property based on the uncertainty of recouping our investment.  Interest expense was $820,873 and $171,905 for the fiscal year ended April 30, 2011 and 2010, respectively. The increase of $638,283 was due to debt issuance costs incurred.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $174,812 and $392,033 of the total losses for the fiscal year ended, 2011 and 2010, respectively. Our non-controlling interest in our losses decreased by $217,221 as a result of conversion of one of our minority interest holder’s interest into common shares of MMEX and the reduction of another of our minority interest holder’s in Armadillo Mining Corporation from 20% to 5.4%

Net loss:

We recorded a net loss of $3,476,796, or $.42 per share, for the fiscal year ended April 30, 2011, compared to a net loss of $1,506,729, or $.30 per share for the fiscal year ended April 30, 2010, an increased net loss of $1,959,382. Net loss increased primarily as a result of our increased operating expenses as we expanded our operations to Latin America during the fiscal year ended April 30, 2011. We were not operating in Latin America during the comparable period in 2010.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At April 30, 2011, we had a negative working capital position of $1,386,399.

On January 28, 2011 and February 1, 2011, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the closing of 1-year Convertible Note to a group of high net worth investors for an aggregate of $514,900.  The notes carried a 25% interest rate, maturity on the first anniversary date of the note and are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. In addition, the Company issued warrants to purchase shares of the Company’s common stock at the time of repayment or conversion of the note equal to ten warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  $489,900 of these debentures were paid in full on March 23, 2011.

On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock ( the “Preferred Stock”) to an unrelated party in exchange for an investment of $1,000,000.  The shares may be converted into the Company’s common shares at $0.40 per common share.  The Preferred Stock carry a 10% cumulative dividend, that is being reported as interest due to the classification of the preferred stock, and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction.  The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation common stock shares.

On April 25, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $520,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate.   The computed interest of $130,000 was added to the balance of the note.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 1,062,500 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

On May 9, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $160,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate.   The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 250,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

On June 30, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

As we attempt to expand exploration activities and develop our international operations, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings, preferred stock offerings, and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require commencement of operations to generate revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Obligations

Management projects working capital needs to be approximately $6,000,000 over the next twelve months to complete its acquisition of current mining contracts, corporate overhead, and continue as a reporting company.  Management believes that current cash and cash equivalents will not be sufficient to meet these anticipated capital requirements.  Such projections have been based on remaining contractual requirements and general overhead.  We will be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  We would be required to renegotiate our current contracts until such time as necessary funds are secured.

Critical Accounting Policies

Our accounting policies are fully described in Note B to our financial statements.  The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

MMEX Mining Corporation
FINANCIAL STATEMENTS
APRIL 30, 2011 and 2010

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures.          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of April 30, 2011, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of April 30, 2011, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended July 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2011.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two (2) people. Directors serve until the next annual meeting and until their successors are elected and qualified.  The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director
Jack W. Hanks	64	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	58	Director	2010

Mr. Hanks has served as Director, Chief Executive Officer and President of the Company since the merger of Maple Carpenter Creek, LLC with the Company in September 2010.  Mr. Hanks founded Maple Resources Corporation in the United States, in 1986 and has been President or Chairman of the Board of Maple Resources Corporation since its inception. Mr. Hanks has also been the Executive Chairman of Maple Energy PLC, a publicly-listed company on the London Stock Exchange AIM and the Lima Bolsa. Prior to founding Maple, Mr. Hanks was a partner in the Washington D.C. office of the law firm of Akin Gump Strauss. Mr. Hanks graduated from the University of Texas at Austin with a law degree in 1971 and a petroleum land management degree in 1968.

Mr. Lemons has been a practicing lawyer in the mineral area for over 25 years. He has been a private investor in oil and gas and coal projects in the last several years, including in Maple Carpenter Creek, LLC and Maple Energy, PLC and predecessor entities. Since 2002, Mr. Lemons has served as a director of Ansen, an electronics manufacturing company based in upstate New York, which has a Chinese affiliate.  Mr. Lemons was a partner in the law firms of Holme Roberts & Owen and in Holland & Hart.  Mr. Lemons graduated law school from Brigham Young University in 1980, where he was a member of law review and holds undergraduate degrees in Economics and Political Science from Utah State University.

We are not aware of any “family relationships” (as defined in Item 401(c) of Regulation S-B promulgated by the SEC) among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Except as set forth above, we are not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the SEC) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the company.

The Board of Directors has determined that Mr. Lemons is not “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC since he is a major shareholder and a consultant to the Company.  Mr. Hanks is not “independent” since he is an employee of the Company.

Compliance with Section 16(a) of the Exchange Act

 Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of MMEX Mining's equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Audit, Nominating and Compensation Committees

There currently are no committees of our board of directors.  Our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  We intend to appoint such persons to the board of directors and committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal year ended April 30, 2011, no director expenses were incurred.

Item 11.  Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2011 and 2010.

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Jack W. Hanks Chief Executive Officer,	2011	$195,617(2)	-	-	-	-	-	-	$195,617
President, and Chief Financial Officer (1)	2010	-	-	-	-	-	-	-	-

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.
(2)	The amount has been accrued but not paid.

The Company has an employment agreement with Jack W. Hanks, its Chief Executive Officer, which provides for annual compensation of $300,000.  The agreement was effective September 4, 2010 and continues for a period of two years thereafter. As of April 30, 2011, no compensation has been paid but the Company has accrued $195,617 of salary expense.

Outstanding Equity Awards at Fiscal Year-End

As of April 30, 2011, there were no outstanding equity awards held by any named executive officer.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended April 31, 2011, no director expenses were reimbursed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 28, 2011, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership (1), (2)

Jack W. Hanks(3)	3,361,375	29.91%
Bruce N. Lemons(4)	3,313,500	29.61%
Tydus Richards(5)	578,100	5.20%
All Directors and executive officers as a group (two persons)(6)	6,674,875	59.52%

1)
SEC rules provide that, for purposes hereof, a person is considered the “beneficial owner” of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his/her/its economic interest in the shares.  Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

2)
Based on 11,125,763 shares outstanding on July 28, 2011.  Shares of common stock subject to options that are exercisable within 60 days of July 28, 2011, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)
Includes 31,250 shares issuable upon exercise of warrants held by the Alexis L. Hanks Trust for which Mr. Hanks has voting and investment power over the shares held by the Alexis L. Hanks Trust, 3,250,000 shares held by the Maple Gas Corporation, 80,125 shares issuable upon exercise of warrants held by the Maple Gas Corporation, for which Mr. Hanks has sole voting power over the shares held by Maple Gas Corporation.

4)
Includes 3,250,000 shares held by AAM Investments, LLC, an entity owned by trusts for the benefit of Mr. Lemons and his family. This amount includes 63,500 shares issuable upon exercise of warrants held by BNL Family Partners, for which Mr. Lemons currently has voting and investment power.

5)	Includes 578,00 shares held by Lotus Asset Management, an entity controlled by Tydus Richards.
6)	Includes the shares described in footnotes 3 and 4.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has an employment agreement with Mr. Hanks.  (see Item 11 for further discussion of this agreement).

The Company has a consulting agreement with Bruce N. Lemons, a Company Director, which provides for annual compensation of $170,000.  The agreement was effective September 4, 2010 and continues for a period of two years thereafter. As of April 30, 2011, no compensation has been paid but the Company has accrued $110,849 of consulting fees.

In December 2007, Maple Carpenter Creek, LLC distributed to its members Garb Holdings, LLC, AAM Investments, LLC, and Maple Resources Corporation, a 2% royalty interest which covered all the assets, including ultimately, the interest in its Colombian assets.  This royalty was disclosed to the prior Board of Directors of the Company before the merger, and the royalty obligation was accordingly not acquired by the Company pursuant to the terms of the merger transaction. The Company’s Officers and Directors are, directly or indirectly, majority owners of AAM Investments, LLC and Maple Resources Corporation.

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

On September 2, 2010 the Company’s subsidiary, Maple Carpenter Creek, LLC, a Nevada limited liability company entered into a distribution resolution and agreement to distribute the Snider Ranch investment property, carrying a value of $1,413,253 at the time of distribution, to its partners; Garb Holdings, LLC, AAM Investments, LLC, and Maple Resources Corporation. The Company’s Officers and Directors are directly or indirectly, majority owners of AAM Investments, LLC and Maple Resources Corporation.

On September 4, 2010, AAM Investments, LLC, and Maple Resources Corporation contributed their interest in Snider Ranch to MCCH.  The value of the contribution was $1,130,602.

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

Starting on October 13, 2010 and at various times through January 31, 2011, the Company’s Director Bruce N. Lemons or entities through which he held an interest advanced the Company a total of $25,800.  On February 1, 2011, the advance was converted into a promissory note that carried a 25% interest rate, matured on January 27, 2012 and was convertible into the Company’s common stock at the holders’ option at $0.10 per common share.  The promissory note plus interest of $32,250 was paid in full on March 23, 2011. In addition, the Company issued 32.250 warrants to purchase shares of the Company’s common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.

On January 24, 2011, the Company entered into a securities purchase agreements with unaffiliated investors and with each of The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, an Irrevocable Trust, of which the Company’s CEO is the trustee, and BNL Family Partners of which one of the Company’s Directors, Bruce N. Lemons is a partner, for the issuance of a convertible debentures in the amount of $25,000.  The promissory notes carry a 25% interest rate, mature on January 27, 2012 and are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. The holder may accelerate repayment of the note upon sale of the Carpenter Creek prospect.  In addition, the Company issued 562,500 warrants to purchase shares of the Company’s common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  These convertible debentures were issued to each of the affiliated investors at the same price as that paid by the unaffiliated investors in the private offering.  The promissory notes plus interest were paid in full on March 23, 2011.

On February 1, 2011, The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, converted $39,100 of advances into a promissory note that carried a 25% interest rate, matured on January 27, 2012 and was convertible into the Company’s common stock at the holders’ option at $1.00 per common share.  The promissory note plus interest of $48,875 was paid in full on March 23, 2011.  In addition, the Company issued 48,875 warrants to purchase shares of the Company’s common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.

See Item 9 above for information concerning director independence.

Item 14.  Principal Accountant Fees and Services

Our independent auditors, M&K CPAs, PLLC (“M&K”), have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 2009.  The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2011 and 2010:

	2011	2010
Audit Fees (a)	$39,000	$6,500

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed.  For the year ended April 30, 2011, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15. Exhibits

(a)(3) Exhibits

No	Description
2.1	Agreement and Plan of Merger, dated September 21, 2010 (2)

3.1	Articles of Incorporation (3)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 5, 2009 (4)

3.3	Certificate of Amendment to the Articles of Incorporation dated May 28, 2009 (5)

3.4	Certificate of Amendment to the Articles of Incorporation dated June 3, 2010 (6)

3.5	Certificate of Amendment to the Articles of Incorporation dated February 18, 2011 (1)

3.6	Certificate of Amendment to the Articles of Incorporation dated March 22, 2011 (1)

3.7	Amended and Restated By-Laws of the Registrant (7)

4.1	Statement of Designation of Series A Preferred Stock of the Registrant (7)

4.2	Form of warrant to purchase Common Stock of the Registrant (1)

4.3	Form of bridge note for April 2011 financing (1)

10.1	Form of Subscription Agreement for April 2011 financing (1)

10.2	Pledge Agreement dated March 22, 2011 between Armadillo Holdings Group Corporation and William D. Gross (1)

10.3	Convertible Preferred Stock Subscription Agreement dated March 22, 2011 between the Registrant and William D. Gross (1)

21	Subsidiaries of the Registrant (1)

31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). (1)

32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2010.
(3)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1filed with the SEC on July 29, 2008.
(4)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2009.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2009.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2010.
(7)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Mining Corporation (Registrant)

Date: August 11, 2011	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	August 11, 2011
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ Bruce N. Lemons	Director	August 11, 2011
Bruce N. Lemons

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MMEX Mining Corporation
Dallas, Texas
(An Exploration Stage Company)

We have audited the accompanying balance sheets of MMEX Mining Corporation (the “Company”) (an exploration stage company) as of April 30, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended and the period from inception (May 23, 2007) through April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MMEX Mining Corporation as of April 30, 2011 and 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
August 11, 2011

MMEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2011 AND 2010

	April 30,	April 30,
	2011	2010
Assets

Current assets:
Cash	$118,059	$314
Prepaid expenses	-	65,793
Escrow account	135,000	-
Total current assets	253,059	66,107

Property and equipment, net	19,705	18,208

Other assets:
Investment in property	-	1,413,253
Deferred loan costs	48,822	-
Deposits	10,000	10,000

Total Assets	$331,586	$1,507,568

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $35,818 and $135,347 at April 30, 2011 and April 30, 2010, respectively	$520,788	$270,482
Accrued expenses	453,405	90,328
Convertible notes, $675,000 net of $649,735 discount	25,265	-
Notes payable, including related party amounts of $290,000 and $300,000 at April 30, 2011 and April 30, 2010, respectively	640,000	600,000
Total current liabilities	1,639,458	960,810

Long-term liabilities:
Preferred stock redemption right, net of $976,438 discount	23,562	-
Notes payable, related party	-	798,446

Total Liabilities	1,663,020	1,759,256

Stockholders' (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 11,165,761 and 50,000 shares issued and outstanding at April 30, 2011 and April 30, 2010, respectively	111,657	50,000
Additional paid in capital	9,285,280	6,840,007
Non-controlling interest	(111,920)	(2,040)
Deficit accumulated during the exploration stage	(10,616,451)	(7,139,655)
Total Stockholders' (Deficit)	(1,331,434)	(251,688)

Total Liabilities and Stockholders' (Deficit)	$331,586	$1,507,568

The accompanying notes are an integral part of these statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

			For the period
			May 23, 2007
	For the Year Ended April 30,		(Inception) through
	2011	2010	April 30, 2011
Revenue:
Revenues	$-	$10,000	$10,000

Operating Expenses:
Exploration and development	1,108,831	466,896	3,205,368
General and administrative	762,372	380,321	3,817,838
Payroll and taxes	532,504	351,099	1,812,154
Professional fees	1,170,959	533,477	3,143,613
Depreciation and amortization	6,741	5,064	14,183
Total operating expenses	3,581,407	1,736,857	11,993,156

Net operating (loss)	(3,581,407)	(1,726,857)	(11,983,156)

Other income (expense):
Interest income	-	-	59
Gain on disposition of property	2,592,023	-	2,592,023
Loss on disposal of fixed assets	(11,351)	-	(11,351)
Impairment expense	(1,830,000)	-	(1,830,000)
Interest expense	(820,873)	(171,905)	(954,548)
Total other income (expense)	(70,201)	(171,905)	(203,817)

Net (loss) before non-controlling interest	(3,651,608)	(1,898,762)	(12,186,973)

Non-controlling interest in loss of consolidated subsidiaries	174,812	392,033	1,570,522

Net (loss)	$(3,476,796)	$(1,506,729)	$(10,616,451)

Weighted average number of common shares outstanding - basic and fully diluted	8,249,856	5,000,000

Net (loss) per share - basic and fully diluted	$(0.42)	$(0.30)

The accompanying notes are an integral part of these statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

							Total
							Stockholders
			Additional	Common		Non-	Equity (deficit) and
	Common Stock		Paid	Stock	Accumulated	controlling	Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	5,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007 (Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	5,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	5,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	5,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	-	(282,651)	(282,651)
Common stock issued for services	50,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	1,650	-	-	-	1,650
Effect of reverse acquisition merger	4,584,427	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	31,334	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	1,500,000	15,000	-	(15,000)	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	1,034,900	-	-	-	1,034,900
Discount from issuance of Preferred Stock beneficial conversion feature	-	-	1,000,000	-	-	-	1,000,000
Issuance of subsidiary ownership interests	-	-	(212,453)	-	-	212,453	-
Net (loss) for the year ended April 30, 2011	-	-	-	-	(3,476,796)	(174,812)	(3,651,608)
Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

The accompanying notes are an integral part of these statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

	For the Year Ended April 30,		For the period from May 23, 2007 (Inception) through
	2011	2010	4/30/2011
Cash flows from operating activities
Net (loss)	$(3,476,796)	$(1,506,729)	$(10,616,451)
Non-controlling interest in net (loss)	(174,812)	(392,033)	(1,570,522)
Adjustments to reconcile net (loss) to net cash (used) provided by in operating activities:
Depreciation and amortization expense	6,741	5,064	14,183
Loss on sale of assets	11,351	-	11,351
Common stock issued for services	165,000	-	165,000
Imputed interest	1,650	-	1,650
Amortization of debt discount	538,727	-	538,727
Impairment expense	1,830,000	-	1,830,000
Decrease (increase) in assets:
Prepaid expenses	65,795	(7,999)	-
Deferred loan costs	(48,822)	-	(48,822)
Deposits	-	-	(10,000)
Increase (decrease) in liabilities:
Accounts payable, including related party amounts of $131,162 and $135,347 at April 30, 2011 and 2010, respectively	294,423	88,712	520,788
Accrued expenses	298,125	90,328	442,720
Net cash (used) in operating activities	(488,618)	(1,722,657)	(8,721,376)

Cash flows from investing activities
Escrow account	(135,000)	-	(135,000)
Proceeds from sale of Snider Ranch	1,130,602	-	1,130,602
Purchase of Hunza option	(1,830,000)	-	(1,830,000)
Purchase of fixed assets	(22,599)	(1,320)	(48,249)
Proceeds from sale of fixed assets	3,010	-	3,010
Net cash (used) in investing activities	(853,987)	(1,320)	(879,637)

Cash flows from financing activities
Capital contributions from members	723,796	1,606,354	8,023,387
Acquisition of noncontrolling interest	-	(500,000)	(500,000)
Proceeds from debt	1,424,900	600,000	3,074,900
Proceeds from issuance of Preferred Stock	1,000,000	-	1,000,000
Payments on notes payable	(1,688,346)	(20,542)	(1,889,900)
Net cash provided by financing activities	1,460,350	1,685,812	9,708,387

Net increase (decrease) in cash	117,745	(38,165)	107,374
Cash - beginning	314	38,479	-
Cash - ending	$118,059	$314	$107,374

Supplemental disclosures:
Interest paid	$365,288	$107,311	$483,723
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$(282,651)	$-	$(282,651)
Effect of reverse acquisition merger	$(70,832)	$-	$(70,832)
Conversion of minority interest into equity	$(22,839)		$(22,839)
Debt discount on issuance of warrants	$1,034,900	$-	$1,034,900
Preferred Stock beneficial conversion feature	$1,000,000	$-	$1,000,000
Additional ownership interestin subsidiary	$212,453	$-	$212,453

The accompanying notes are an integral part of these statements.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Organization

MMEX Mining Corporation (the Company or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 400,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned at April 30, 2011 a 94.6% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX. On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX Mining Corporation entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. (“MCCH”) that closed on September 23, 2010. Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX Mining Corporation., MCC Merger, Inc. (“MCCM”), which was formed just prior to the merger and subsequently dissolved, in exchange for the issuance of 6,500,000 shares of MMEX Mining Corporation, common stock to the owners of MCCH, of which 5,000,000 shares were issued on October 8, 2010 and 1,500,000 shares issued on January 12, 2011. The merger resulted in the owners of MCCH gaining control of MMEX Mining Corporation.  The owners of MCCH also were granted the right to receive an additional 1,500,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement as follows:

• 1,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,

• 250,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,

• 250,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

For financial statement reporting purposes, the merger agreement was treated as a reverse acquisition with MCCH deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements reflect the assets and liabilities of MCCH recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquirer/legal parent) are measured at fair value. The carrying value of the Company’s net assets approximates fair value at the date of acquisition.  The fair value of the net assets acquired is ($70,832).  The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of MCCH, the accounting acquirer, as restated using the exchange ratios established in the merger agreement to reflect the numbers of shares of the legal parent. References to the “Company” in these notes refer to MMEX Mining Corporation and its wholly owned subsidiary, MCCH, as well as the subsidiaries discussed below.

As of the date of the merger agreement, MCCH was focused on the development of both thermal and metallurgical coal projects in the United States and in Colombia. MCCH had the following coal project interests as of the date of closing of the merger:

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Carpenter Creek, Montana: An 80% interest in the Carpenter Creek coal prospect near Round Up, Montana. – MCCH controls the surface rights covering a resource potential of 345 million tons; and the mineral rights for a resource potential of over 83 million tons of coal. This prospect was sold on March 18, 2011 for $2,248,401.

Snider Ranch, Montana: An 80% interest in the Snider Ranch real estate and coal prospect and the Mattfield and Janich Ranch prospects, both of which prospects are adjacent to the Signal Peak Mine, near Roundup, Montana. MCCH controls the surface rights covering a resource potential of over 43 million tons of coal.  This prospect was sold on December 21, 2010 for $1,500,000.

Armadillo Group Holdings Corporation: A 78.12% ownership of Armadillo Mining Corp. (“AMC”) in Colombia. As of the date of closing of the merger, AMC had exclusive options to acquire two metallurgical coal mines in the Cundinamarca province of Colombia: (i) Caparrapi is a permitted mine with minimum production and with a resource potential of 11 million metric tons; (ii) Yacopi has resource potential of 40 million metric tons. AMC has terminated the exclusive options for the Caparrapi and Yacopi mines. Both of these options were allowed to lapse. On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine Company in Colombia producing metallurgical coal, with a potential resource of 16 million tons to 90 million tons based on existing exploration resources reports.  The agreement required an exclusivity fee of $1,400,000 that was completed on March 22, 2011, and $5,000,000 to be deposited to an exploration fund to continue the financing of an exploration and drilling program.  The $5,000,000 is to be made in several payments starting April 29, 2011 through March 1, 2012.  As of July 28, 2011, $700,000 has been paid to the exploration fund.  Any payments made on the option are non-refundable.  The agreement may be terminated if the option to acquire the interest is not made prior to March 1st, 2012.

Nature of Business

Our current strategy is to pursue various coal exploration projects in Colombia and expand to other minerals in other South American countries with development partners.

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,616,451 and used net cash in operations of $8,721,376 for the period from inception (May 23, 2007) through April 30, 2011. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship
MMEX Mining Corporation (“MMEX”)	-	Corporation	Nevada	Parent
MCC Merger, Inc. (“MCCM”)	100%	Corporation	Delaware	Holding Sub
Maple Carpenter Creek Holdings, Inc. (“MCCH”)	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC ("MCC”)	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC (“CC”)	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isl.	Subsidiary
Armadillo Mining Corp. (“AMC”)	94.6%	Corporation	British Virgin Isl.	Subsidiary

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Asset retirement obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. No asset retirement obligation has been recognized as of April 30, 2011 or 2010.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2011 and 2010, respectively.

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

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Income or loss per share

Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock.  For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Loss per share is based on the weighted average number of shares outstanding of 8,249,856 and 5,000,000, for the years ended April 30, 2011, and 2010, respectively.

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

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $10,616,451 and a working capital deficit of $1,386,399 at April 30, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In December 2007, Maple Carpenter Creek, LLC distributed to its members Garb Holdings, LLC, AAM Investments, LLC, and Maple Resources Corporation, a 2% royalty interest which covered all the assets, including ultimately the interest in its Colombian assets.  This royalty was disclosed to the prior Board of Directors of the Company before the merger, and the royalty obligation was accordingly not acquired by the Company pursuant to the terms of the merger transaction. The Company’s Officers and Directors are, directly or indirectly, majority owners of AAM Investments, LLC and Maple Resources Corporation.

On July 30, 2008, Maple Resources Corporation (“MRC”), a related party via common control from the Company’s CEO, Jack Hanks, purchased the Snider Ranch in Musselshell and Yellowstone Counties, Montana for $1,615,000. Simultaneously, MCC and MRC executed an option agreement whereby MCC became responsible for all principal and interest payments on a $1,000,000 bank note payable issued in MRC’s name in connection with its acquisition of the Snider Ranch and all other payments made by MRC to acquire the Snider Ranch. MRC had agreed that upon successful repayment of the note, it would transfer the Snider Ranch title to MCC. MCC also had issued MRC a $0.08/ton royalty from all future production generated from the Snider Ranch prospect as consideration for MRC and Jack W. Hanks, personally, guaranteeing the loan.  The expected fair value of this royalty could not readily be determined, and as such, was not recognized. The value of the property was periodically measured for impairment and $201,747 of impairment charges were recognized during the year ended, April 30, 2010. On September 2, 2010, the option to purchase the Snider Ranch was distributed to the owners of MCC and recorded as a dividend in the amount of $1,413,253. In the merger with MMEX, MCC partners, The Maple Gas Corporation and AAM Investments, LLC assigned their rights under the option agreement to the Company. Subsequently, on December 21, 2010, Maple Resources Corporation sold the Snider Ranch property located in Yellowstone and Musselshell counties, Montana, to Great Northern Properties Limited Partnership, and the Company’s subsidiary relinquished its option right to acquire this property. The net proceeds on the sale after payment of closing costs and proceeds to minority interest holders was $1,408,856.

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

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

On September 2, 2010 the Company’s subsidiary, Maple Carpenter Creek, LLC, a Nevada limited liability company entered into a distribution resolution and agreement to distribute the Snider Ranch investment property, carrying a value of $1,413,253 at the time of distribution, to its partners; Garb Holdings, LLC, AAM Investments, LLC, and Maple Resources Corporation. The Company’s Officers and Directors are, directly or indirectly, majority owners of AAM Investments, LLC and Maple Resources Corporation.

On September 4, 2010, AAM Investments, LLC, and Maple Resources Corporation contributed their interest in Snider Ranch to MCCH.  The value of the contribution was $1,130,602.

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

Starting on October 13, 2010 and at various times through January 31, 2011, the Company’s Director Bruce N. Lemons or entities through which he held an interest advanced the Company a total of $25,800.  On February 1, 2011, the advance was converted into a promissory note that carried a 25% interest rate, matured on January 27, 2012 and was convertible into the Company’s common stock at the holders’ option at $0.10 per common share.  The promissory note plus interest of $32,250 was paid in full on March 23, 2011. In addition, the Company issued 32.250 warrants to purchase shares of the Company’s common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.

On January 24, 2011, the Company entered into a securities purchase agreements with unaffiliated investors and with each of The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, an Irrevocable Trust, of which the Company’s CEO is the trustee, and BNL Family Partners of which one of the Company’s Directors, Bruce N. Lemons is a partner, for the issuance of a convertible debentures in the amount of $25,000.  The promissory notes carry a 25% interest rate, mature on January 27, 2012 and are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. The holder may accelerate repayment of the note upon sale of the Carpenter Creek prospect.  In addition, the Company issued 562,500 warrants to purchase shares of the Company’s common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  These convertible debentures were issued to each of the affiliated investors at the same price as that paid by the unaffiliated investors in the private offering.  The promissory notes plus interest were paid in full on March 23, 2011.

On February 1, 2011, The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, converted $39,100 of advances into a promissory note that carried a 25% interest rate, matured on January 27, 2012 and was convertible into the Company’s common stock at the holders’ option at $1.00 per common share.  The promissory note plus interest of $48,875 was paid in full on March 23, 2011.  In addition, the Company issued 48,875 warrants to purchase shares of the Company’s common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

For the period from inception (May 23, 2007) through April 30, 2011, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

Common stock

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

On September 23, 2010 the Company issued a subscription payable for 1,500,000 shares of common stock pursuant to the merger with MCCH. The shares were valued at par value, resulting in a total subscription payable of $15,000 at October 31, 2010.  On January 11, 2011, the Board of Directors cancelled the subscription payable.

On October 8, 2010 the Company issued 2,500,000 shares of common stock The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisition under ASC 805-10-40.

On October 8, 2010 the Company issued 2,500,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisitions under ASC 805-10-40.

On January 11, 2011, the Board of Directors approved the issuance of the remaining 1,500,000 shares of merger consideration, agreed upon during the reverse merger, equally to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, and The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, Jack Hanks.  The shares were previously reserved for DE Investments Corporation due to an agreement in place between DE Investments Corporation and the Company’s majority shareholders not with MMEX.  The majority shareholders may have an obligation to transfer these shares in the future.

NOTE 5 – PROPERTY AND EQUIPMENT

	April 30, 2011	April 30, 2010
Furniture and fixtures	$-	$6,001
Software and hardware	22,599	19,649
	22,599	25,650
Less accumulated depreciation and amortization	(2,894)	(7,442)
	$19,705	$18,208

Depreciation and amortization expense totaled $6,741 and $5,064 for the years ended April 30, 2011 and 2010, respectively.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 – INVESTMENT IN PROPERTY

On July 30, 2008, Maple Resources Corporation (“MRC”), a related party via common control from the Company’s CEO, Jack Hanks, purchased the Snider Ranch in Musselshell and Yellowstone Counties, Montana for $1,615,000. Simultaneously, MCC and MRC executed an option agreement whereby MCC became responsible for all principal and interest payments on a $1,000,000 bank note payable issued in MRC’s name in connection with its acquisition of the Snider Ranch and all other payments made by MRC to acquire the Snider Ranch. MRC has agreed that upon successful repayment of the note, it would transfer the Snider Ranch title to MCC. MCC also has issued MRC a $0.08/ton royalty from all future production generated from the Snider Ranch prospect as consideration for MRC and Jack W. Hanks, personally, guaranteeing the loan.  The expected fair value of this royalty could not readily be determined, and as such, was not recognized. The value of the property was periodically measured for impairment and $201,747 of impairment charges were recognized during the year ended, April 30, 2010. On September 2, 2010, the option to purchase the Snider Ranch was distributed to the owners of MCC and recorded as a distribution in the amount of $1,413,253. A total of $282,651 of the distribution was to non-controlling interests.  In the merger with MMEX, MCC partners, The Maple Gas Corporation and AAM Investments, LLC assigned their rights under the option agreement to the Company. Subsequently, on December 21, 2010, Maple Resources Corporation sold the Snider Ranch property located in Yellowstone and Musselshell counties, Montana, to Great Northern Properties Limited Partnership, and the Company’s subsidiary relinquished its option right to acquire this property.

On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine company in Colombia, the Hunza lease, producing metallurgical coal, with a potential resource of 16 million tons to 90 million tons based on existing exploration resources reports.  The agreement required an exclusivity fee of $1,400,000 that was completed on March 22, 2011, and $5,000,000 to be deposited to an exploration fund to continue the financing of an exploration and drilling program.  The $5,000,000 is to be made in several payments starting April 29, 2011 through March 1, 2012.  At April 30, 2011, total paid towards funding of the option was $1,830,000.  The Company fully impaired the $1,830,000 due to the probability of future funding.  As of July 28, 2011, $700,000 has been paid to the exploration fund.  Any payments made on the option are non-refundable.  The agreement may be terminated if the option to acquire the interest is not made prior to March 1st, 2012.

NOTE 7 – ACCRUED EXPENSES

As of April 30, 2011 and 2010 accrued expenses included the following:

	April 30, 2011	April 30, 2010
Accrued lease expenses	$62,541	$-
Accrued payroll, officers	195,617	-
Accrued consulting	110,849	-
Accrued interest	84,398	90,328
	$453,405	$90,328

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – NOTES PAYABLE

Current and long term debt consists of the following at April 30, 2011 and 2010, respectively:

	April 30, 2011	April 30, 2010

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.  Accrued interest of $5,735 and $0 was outstanding at April 30, 2011 and April 30, 2010 respectively.
	$50,000	$-

Unsecured promissory note, matured on July 15, 2009, carrying a 10% default rate. Accrued interest of $62,986 and $42,986 was outstanding at April 30, 2011 and April 30, 2010, respectively.	300,000	300,000

Related party, unsecured promissory note, carried a 20% interest rate until maturity at July 15, 2010, at which time the principal and 20% interest (or $60,000), was compounded and extended under a an amended agreement carrying a 10% interest rate that was being amortized over the extended life of the loan. Matures on July 15, 2011. Accrued interest of $0 and $47,342 was outstanding at April 30, 2011 and April 30, 2010, respectively. This note and accrued interest of $96,000 was retired on December 21, 2010, upon the closing of the Snider Ranch sale.	-	300,000

Promissory note in the original principal balance of $1,000,000 owed by Maple Resources Company, a mutually owned company of the CEO, Jack Hanks, and assigned to Carpenter Creek, LLC, along with the investment in property, carries a 7% interest rate, matures on August 11, 2013, secured by an investment in property; Snider Ranch. This note was retired on December 21, 2010, upon the closing of the Snider Ranch sale.	-	798,446

On January 27 and February 1, 2011 the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $514,900 convertible notes in a private placement transaction.  $139,900 of the notes were to related parties.  The convertible notes are due and payable on January 26, 2012, carry a 25% interest rate which will be amortized over the life of the loan. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $1.00, subject to adjustment for stock splits and combinations.  On March 23, 2011 $489,900 of the notes were paid in full.  Accrued interest of $1,575 and $0 was outstanding at April 30, 2011 and April 30, 2010, respectively.
	25,000	-

Debt issuance discount net of amortization of $6,370.	(18,630)	-

On April 25, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $520,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011, carry a 25% interest rate due in full at issuance.  The computed interest of $130,000 was added to the balance of the note and recorded as additional debt discount.   The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  Accrued interest of $2,329 and $0 was outstanding at April 30, 2011 and April 30, 2010, respectively.
	650,000	-

Debt issuance discount	(631,105)

Related party promissory note due and payable on March 18,2012, carry a 10% interest rate which will be amortized over the life of the loan. Accrued interest of $3,416 and $0 was outstanding at April 30, 2011 and April 30, 2010, respectively.	290,000	-
	$665,265	$1,398,446
Less: Current maturities	665,265	600,000
Long term portion of notes payable	$-	$798,446

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The Company recorded interest expense on debt instruments in the amount of $810,188 and $171,905 for the years ended April 30, 2011 and 2010, respectively.

NOTE 9 – CONVERTIBLE DEBENTURES

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the “Notes”) due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors.  The Notes are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect.  In addition, the Company issued 643,625 warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  The promissory notes plus interest were paid in full on March 23, 2011.

The Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $514,900 was recorded as an increase in additional paid-in capital and was limited to the note balance.  The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one-year term of the Notes as additional interest expense.  Upon repayment of the notes on March 23, 2011, $514,900 of the loan discount was taken as an interest expense.

On April 25, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $520,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate due in full at issuance.   The computed interest of $130,000 was added to the balance of the note and recorded as debt discount which will be taken as interest expense over the life of the notes.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 812,500 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

The Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $520,000 was recorded as an increase in additional paid-in capital and was limited to the note balance. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original six-month term of the Notes as additional interest expense.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock ( the “Preferred Stock”) to an unrelated party in exchange for an investment of $1,000,000.  The shares may be converted into the Company’s common shares at $0.40 per common share.  The Preferred Stock carry a 10% cumulative dividend, that is being reported as interest due to the classification of the preferred stock, and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction.  The Company is required to redeem the shares at a liquidation value of $1.00 per share plus any accrued and unpaid dividends.  Due to the mandatory redemption feature, the Company recorded the investment as a liability under ASC Subtopic 480-10.

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation common stock shares.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized over the term on the agreement.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 11 – CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

The Company is authorized to issue up to 300,000,000 shares of its $0.001 par value common stock. There were 11,165,761 shares issued and outstanding at April 30, 2011. The Company had a commitment to issue 1,500,000 shares of common stock pursuant to the merger with MCCH recorded as a subscription payable at par value of $15,000 on October 31, 2010. On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining shares in accordance with the merger agreement.  The Company also has a contingent commitment to issue up to another 1,500,000 shares of common stock if certain milestones are achieved.

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock from 75,000,000 to 300,000,000.

For the period from inception (May 23, 2007) through April 30, 2011, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

Common stock issued commensurate with the merger with MCCH

On September 23, 2010 the Company issued a subscription payable for 1,500,000 shares of common stock pursuant to the merger with MCCH. The shares were valued at par value, resulting in a total subscription payable of $15,000 at October 31, 2010. On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining shares in accordance with the merger agreement.   The Company reversed the subscription payable resulting in a $15,000 adjustment to additional paid in capital.

On October 8, 2010 the Company issued 2,500,000 shares of common stock The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisition under ASC 805-10-40.

On October 8, 2010 the Company issued 2,500,00 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisitions under ASC 805-10-40.

Common stock issued subsequent to the merger with MCCH

On October 12, 2010 the Company granted 50,000 shares of restricted common stock to a consultant for public relations services provided. The total fair value of the common stock was $165,000 based on the closing price of the Company’s common stock on the date of grant.

On December 22, 2010 the Company issued 31,334 shares to Steve Eppig in exchange for Mr. Eppig’s 1.88% interest in the equity of its Armadillo Holdings Group Corporation subsidiary.  The shares were valued at the value of the minority interest held in Armadillo Holding Group Corporation through January 31, 2011 which was $22,526.

On January 12, 2011 the Company issued 750,000 shares of common stock The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the termination and rescission of the DEIC agreement but as part of and in connection with the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $7,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

On January 12, 2011 the Company issued 750,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the termination and rescission of the DEIC agreement but as part of and in connection with the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $7,500 adjustment to common stock payable in accordance with the accounting for reverse acquisitions under ASC 805-10-40.

Common stock reserved

At April 30, 2011, 5,944,639 shares of common stock were reserved 1,738,514 for debt conversion purposes, 2,500,000 for conversion of Preferred Stock A, and 1,706,125 for issuance of warrants outstanding.

Preferred Stock

On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $.001 par value Series A Preferred Stock.  The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share.   The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction.  Dividends payable at April 30, 2011 were $10,685.

NOTE 12 – NON-CONTROLLING INTERESTS

On April 30, 2011, non-controlling interests held an approximate 5.4% residual interest in AHGC.  Pursuant to that merger between MCC Merger, Inc., a wholly owned subsidiary of Management, Inc., and MCCH, we acquired entities that directly, and indirectly, held non-controlling interests in both, consolidated Corporations and Partnerships. MCCH’s interest in its subsidiaries, MCC and AHGC brought non-controlling interests of 20% in MCC’s subsidiary, CC and 1.88% in AHGC, respectively. The 1.88% interest in AHGC was converted to stock in MMEX on December 22, 2010.  In turn, MCC held a 5% non-controlling interest in CC, and AHGC held an 80% non-controlling interest in AMC which by April 30, 2011 was 94.6%.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Merger Agreement

Pursuant to the merger on September 23, 2010, the Company awarded the owners of MCCH the right to receive 1,500,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement as follows:

• 1,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,

• 250,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,

• 250,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

Legal

There were no legal proceedings against the Company.

Operating Leases Commitments

The Company acquired the Bolzer Lease pursuant to the September 23, 2010 merger.  Subsequently, notice of termination on this lease effective April 26, 2010 was provided by previous management.  The Company has recorded an accrued expense for the minimum lease payment of $62,541 for the January 2010 payment.

The Company had various lease agreements associated with its interests in the Snider Ranch and Carpenter Creek prospects in Montana.  Upon sale of each of those prospects, outstanding lease payments were negotiated and paid from proceeds on the sale.
Lease expense was $1,108,831 and $466,896 for the years ended April 30, 2011 and 2010, respectively.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 14 – INCOME TAXES

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $2,399,281 as of April 30, 2011 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $2,399,281 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

Deferred tax asset and the valuation account is as follows:

	April 30, 2011	April 30, 2010
Deferred tax asset:
NOL Carryforward	$687,004	$439,309
Valuation allowances	(687,004)	(439,309)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	376,447	362,263
Change in valuation allowance	(376,447)	(362,263)
	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

On May 9, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $160,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate.   The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 250,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

On June 30, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.