Form 10-Q
period 2011-07-31
MMEX Mining Corp
filed 2011-09-08
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 333-152608

MMEX MINING CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	26-1749145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2626 Cole Avenue, Suite 610 Dallas, Texas	75204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 880-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 30, 2011 was 11,165,761.

MMEX MINING CORPORATION & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
July 31, 2011

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	July 31,	April 30,
	2011	2011
Assets

Current assets:
Cash	$1,921	$118,059
Employee receivable	1,652	-
Escrow account	135,000	135,000
Total current assets	138,573	253,059

Property and equipment, net	22,553	19,705

Other assets:
Deferred loan costs	46,322	48,822
Deposits	14,696	10,000

Total Assets	$222,144	$331,586

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $19,839
and $35,818 at July 31, 2011 and April 30, 2011, respectively	$449,713	$520,788
Accrued expenses	573,840	453,405
Convertible notes, net of discount of $388,713 and $649,735	486,287	25,265
Notes payable, including related party amounts of $290,000
at July 31, 2011 and April 30, 2011	640,000	640,000
Convertible preferred stock, net of discount of $182,558 and $0	142,442	-
Total current liabilities	2,292,282	1,639,458

Long-term liabilities:
Preferred stock redemption right, net of $959,758 discount	40,242	23,562

Total Liabilities	2,332,524	1,663,020

Stockholders' (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized,
11,165,761 shares issued and outstanding
at July 31, 2011 and April 30, 2011 respectively	111,657	111,657
Additional paid in capital	9,599,496	9,285,280
Non-controlling interest	(134,148)	(111,920)
Accumulated (deficit) during the exploration stage	(11,687,385)	(10,616,451)
Total Stockholders' (Deficit)	(2,110,380)	(1,331,434)

Total Liabilities and Stockholders' (Deficit)	$222,144	$331,586

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations

			For the period
	For the		May 23, 2007
	three months ended		(Inception) through
	July 31,		July 31,
	2011	2010	2011
Revenue:
Revenues	$-	$-	$10,000

Operating Expenses:
Exploration and development	-	57,056	3,205,368
General and administrative	113,931	128,955	3,931,769
Payroll and taxes	127,220	162,096	1,939,374
Professional fees	76,282	172,286	3,219,895
Depreciation and amortization	1,234	1,538	15,417
Total operating expenses	318,667	521,931	12,311,823

Net operating (loss)	(318,667)	(521,931)	(12,301,823)

Other income (expense):
Interest income	-	-	59
Gain on disposition of property	-	-	2,592,023
Loss on disposal of fixed assets	-	-	(11,351)
Impairment expense	(213,668)	-	(2,043,668)
Interest expense	(560,827)	(36,340)	(1,515,375)
Total other income (expense)	(774,495)	(36,340)	(978,312)

Net (loss) before non-controlling interest	(1,093,162)	(558,271)	(13,280,135)

Non-controlling interest in loss of
consolidated subsidiaries	22,228	105,888	1,592,750

Net (loss)	$(1,070,934)	$(452,383)	$(11,687,385)

Weighted average number of
common shares outstanding -
basic and fully diluted	11,165,761	5,000,000

Net (loss) per share - basic
and fully diluted	$(0.10)	$(0.09)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests
							Total
							Stockholders
							Equity (deficit)
	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	5,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007
(Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	5,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	5,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	5,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	-	(282,651)	(282,651)
Common stock issued for services	50,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	1,650	-	-	-	1,650
Effect of reverse acquisition merger	4,584,427	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	31,334	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	1,500,000	15,000	-	(15,000)	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	1,034,900	-	-	-	1,034,900
Discount from the issuance of Preferred Stock allocated to warrants	-	-	1,000,000	-	-	-	1,000,000
Dividend payable	-	-	-	-	(10,685)	-	(10,685)
Issuance of subsidiary ownership interests beneficial conversion feature	-	-	(212,453)	-	-	212,453	-
Net (loss) for the year ended April 30, 2011	-	-	-	-	(3,466,111)	(174,812)	(3,640,923)
Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

Discount from the issuance of Notes allocated to warrants	-	-	314,216	-	-	-	314,216
Net (loss) for the three months ended July 31, 2011	-	-	-	-	(1,070,934)	(22,228)	(1,093,162)
Balance, July 31, 2011	11,165,761	$111,657	$9,599,496	$-	$(11,687,385)	$(134,148)	$(2,110,380)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the period from
	For the three months ended		May 23, 2007
	July 31,		(Inception) through
	2011	2010	July 31, 2011
Cash flows from operating activities
Net (loss)	$(1,070,934)	$(452,383)	$(11,687,385)
Non-controlling interest in net (loss)	(22,228)	(105,888)	(1,592,750)
Adjustments to reconcile net (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization expense	1,234	1,538	15,417
Loss on sale of assets	-	-	11,351
Common stock issued for services	-	-	165,000
Imputed interest	-	-	1,650
Amortization of debt discount	514,360	-	1,053,086
Impairment expense	213,668	-	2,043,668
Decrease (increase) in assets:
Prepaid expenses	-	10,001	-
Employee receivable	(1,652)	-	(1,651)
Deferred loan costs	2,500	-	(46,322)
Deposits	(4,696)	-	(14,696)
Increase (decrease) in liabilities:
Accounts payable, including related party
amounts of $19,839 and $0 at
July 31, 2011 and 2010, respectively	(71,075)	129,035	449,713
Accrued expenses	120,435	21,736	573,840
Net cash (used) in operating activities	(318,388)	(395,961)	(9,029,079)

Cash flows from investing activities
Escrow account	-	-	(135,000)
Proceeds from sale of Snider Ranch	-	-	1,130,602
Purchase of Hunza option	(213,668)	-	(2,043,668)
Purchase of fixed assets	(4,082)	(15,325)	(52,331)
Proceeds from sale of fixed assets	-	-	3,010
Net cash (used) in investing activities	(217,750)	(15,325)	(1,097,387)

Cash flows from financing activities
Capital contributions from members	-	419,747	8,023,387
Acquisition of noncontrolling interest	-	-	(500,000)
Proceeds from debt	160,000	-	3,234,900
Proceeds from issuance of Preferred Stock	260,000	-	1,260,000
Payments on notes payable	-	(4,649)	(1,889,900)
Net cash provided by financing activities	420,000	415,098	10,128,387

Net increase (decrease) in cash	(116,138)	3,812	1,921
Cash - beginning	118,059	314	-
Cash - ending	$1,921	$4,126	$1,921

Supplemental disclosures:
Interest paid	$-	$-	$483,723
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$-	$-	$(282,651)
Effect of reverse acquisition merger	$-	$-	$(70,832)
Conversion of minority interest into equity	$-	$-	$(22,839)
Additional ownership interest in subsidiary	$-	$-	$212,453
Preferred Stock beneficial conversion feature	$-	$-	$1,000,000
Debt discount on issuance of warrants	$314,216	$-	$1,349,116

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

MMEX Mining Corporation (“MMEX”)	-	Corporation	Nevada	Parent
MCC Merger, Inc. (“MCCM”)	100%	Corporation	Delaware	Holding Sub
Maple Carpenter Creek Holdings, Inc. (“MCCH”)	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC ("MCC”)	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC (“CC”)	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isl.	Subsidiary
Armadillo Mining Corp. (“AMC”)	96.6%	Corporation	British Virgin Isl.	Subsidiary

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

The accounting policies followed by MMEX Mining Corporation are set forth in the Company’s financial statements that are a part of its April 30, 2011, Form 10K and should be read in conjunction with the financial statements for the three months ended July 31, 2011, contained herein.

The financial information included herein as of July 31, 2011, and for the three month periods ended July 31, 2011 and 2010, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Organization

MMEX Mining Corporation (the Company or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 400,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned at July 31, 2011 a 94.6% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX. On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nature of Business

Our current strategy is to pursue various coal exploration projects in Colombia and expand to other minerals in other South American countries with development partners.

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $11,687,385 and used net cash in operations of $9,029,079 for the period from inception (May 23, 2007) through July 31, 2011. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Asset retirement obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. No asset retirement obligation has been recognized as of July 31, 2011.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the three months ended July 31, 2011 and 2010, respectively.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $11,687,385 and a working capital deficit of $2,153,709 at July 31, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Related Party Transactions

During the period from May 1, 2009 through April 30, 2011, Tydus Richards, the former Chairman of our board of directors and shareholder, made several payments on behalf of the Company. The Company reimbursed Mr. Richards a portion of these payments but as of July 31, 2011 a balance of $31,633 remains outstanding.

On September 4, 2010, MCCH entered into an employment agreement with the Company’s CEO, Jack W. Hanks for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $300,000 per year.

On September 4, 2010, MCCH entered into a consulting agreement with Bruce N. Lemons, one of the Company’s two directors, for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $170,000 per year.
For the period from inception (May 23, 2007) through July 31, 2011, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

Note 4 – Property and Equipment

Property and Equipment consists of the following:

	July 31, 2011	April 30, 2011
Furniture and fixtures	$-	$-
Software and hardware	26,681	22,599
	26,681	22,599
Less accumulated depreciation and amortization	(4,128)	(2,894)
	$22,553	$19,705

Depreciation and amortization expense totaled $1,234 and $1,538 for the three months ended July 31, 2011 and 2010, respectively.

Note 5 – Investment in Property

On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine company in Colombia, the Hunza lease, producing metallurgical coal, with a potential resource of 16 million tons to 90 million tons based on existing exploration resources reports.  The agreement required an exclusivity fee of $1,400,000 that was completed on March 22, 2011, and $5,000,000 to be deposited to an exploration fund to continue the financing of an exploration and drilling program.  The $5,000,000 is to be made under a payment plan starting April 29, 2011 through March 1, 2012.  The Company is not current on its payments under the plan.  At July, 2011, total paid towards funding of the option was $2,043,668.  The Company fully impaired the $2,043,668 due to the probability of future funding.  As of August 26, 2011, $643,668 has been paid to the exploration fund.  Any payments made on the option are non-refundable.  The agreement may be terminated if the option to acquire the interest is not made prior to March 1, 2012.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Accrued Expenses

As of July 31, 2011 and April 30, 2010 accrued expenses included the following:

	July 31, 2011	April 30, 2011
Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	221,233	195,617
Accrued Payroll, Employees	9,407	-
Accrued Consulting	153,698	110,849
Accrued Dividend	35,685	10,685
Accrued Interest	91,276	73,713
	$573,840	$453,405

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Notes Payable

Long term debt consists of the following at July 31, 2011 and April 30, 2011, respectively:

	July 31, 2011	April 30, 2011

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.  Accrued interest of $6,985 and $5,735 was outstanding at July 31, 2011 and April 30, 2011 respectively.
	$50,000	$50,000

Unsecured promissory note, matured on July 15, 2009, carrying a 10% default rate. Accrued interest of $70,486 and $62,986 was outstanding at July 31, 2011 and April 30, 2011, respectively.	300,000	300,000

On January 27 and February 1, 2011 the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $514,900 convertible notes in a private placement transaction.  $139,900 of the notes were to related parties.  The convertible notes are due and payable on January 26, 2012, carry a 25% interest rate which will be amortized over the life of the loan. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $1.00, subject to adjustment for stock splits and combinations.  On March 23, 2011 $489,900 of the notes were paid in full.  Accrued interest of $3,138 and $1,575 was outstanding at July 31, 2011 and April 30, 2011, respectively.
	25,000	25,000

Debt issuance discount	(12,380)	(18,630)

On April 25, and May 7, 2011 the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $680,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011, carry a 25% interest rate due in full at issuance.  The computed interest of $170,000 was added to the balance of the note and recorded as additional debt discount.   The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.
	850,000	650,000

Debt issuance discount	(376,333)	(631,105)

Related party promissory note due and payable on March 18, 2012, carry a 10% interest rate which will be amortized over the life of the loan. Accrued interest of $3,416 and $0 was outstanding at April 30, 2011 and April 30, 2010, respectively.	290,000	290,000
	$1,126,287	$665,265
Less: Current maturities	1,126,287	665,265

Long term portion of notes payable	$-	$-

The Company recorded interest expense on long term debt in the amount of $560,827 and $36,340 for the three months ended July 31, 2011 and 2010, respectively.

Note 8 – Changes in Stockholders’ Equity (Deficit)

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On January 12, 2011 the Company issued 750,000 shares of common stock The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the termination and rescission of the agreement with DE Investment Corporation but as part of and in connection with the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $7,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.

On January 12, 2011 the Company issued 750,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the termination and rescission of the agreement with DE Investment Corporation but as part of and in connection with the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $7,500 adjustment to common stock payable in accordance with the accounting for reverse acquisitions under ASC 805-10-40.

Common stock reserved

At July, 2011, 7,699,458 shares of common stock were reserved 3,233,333 for debt conversion purposes, 2,500,000 for conversion of Preferred Stock A, and 2,066,125 for issuance of warrants outstanding.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Preferred Stock

On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $.001 par value Series A Preferred Stock.  The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share.  The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction.  Dividends payable at July 31, 2011 were $35,685.

Note 9 – Convertible Debentures

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

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the “Notes”) due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors.  The Notes are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect.  In addition, the Company issued 643,625 warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  On March 23, 2011, $489,900 of the notes were paid with accrued interest, $25,000 remain outstanding.

The Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $514,900 was recorded as an increase in additional paid-in capital and was limited to the note balance.  The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one-year term of the Notes as additional interest expense.  Upon repayment of the notes on March 23, 2011, $489,900 of the loan discount was taken as an interest expense.

On April 25, and May 7, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $650,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate due in full at issuance.   The computed interest of $170,000 was added to the balance of the note and recorded as debt discount which will be taken as interest expense over the life of the notes.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 1,062,500 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

The Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $650,000 was recorded as an increase in additional paid-in capital and was limited to the note balance. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original six-month term of the Notes as additional interest expense.

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On June 30, 2011, the Company issued 260,000 shares of Armadillo Mining Corporation Preferred Stock to four unrelated parties in exchange for an investment of $260,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 260,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

The Company allocated the proceeds from the issuance of the Preferred Stock to the warrants and the stock based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $154,216 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized through the mandatory redemption period of December 31, 2011 as additional interest expense.

Note 11 - Non-controlling Interests

On July 31, 2011, non-controlling interests held an approximate 5.4% residual interest in AMC and 20% interest in MCC and 5% interest in CC.

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

Note 13 – Subsequent Events

On August 9, 2011, the Company issued 100,000 shares of Armadillo Mining Corporation Preferred Stock to an unrelated party in exchange for an investment of $100,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 100,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

On August 28, 2011, the Company sold 200,000 shares of MMEX Mining Corporation common stock to an unrelated party in exchange for an investment of $32,000.

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

Exploration and development:

Exploration and development costs were $0 for the period ended July 31, 2011 compared to $57,056 for the period ended July 31, 2010, a decrease of $57,056. The decrease was due to exploration and development being curtailed until the complete acquisition of our mining option.

General and administrative:

General and administrative expenses were $113,931 for the fiscal year ended July 31, 2011 compared to $128,955 for the period ended July 31, 2010, a decrease of $15,024. The decrease is due to focus on our acquisition of our Colombian mining activity.

Payroll and taxes:

Payroll and taxes expense was $127,220 for the period ended July 31, 2011 compared to $162,096 for the period ended July 31, 2010, a decrease of $34,876. The decrease was primarily due to decreased staff once we eliminated our U.S. operations.

Professional fees:

Professional fees expense was $76,282 for the period ended July 31, 2011 compared to $172,286 for the period ended July 31, 2010, a decrease of $96,004. The decrease was due to reduced legal, accounting, and financial services expended on our reverse acquisition merger agreement.

Depreciation and amortization:

Depreciation and amortization expense was $1,234 for the period ended July 31, 2011 compared to $1,538 for the period ended July 31, 2010, a decrease of $304. The decrease was due to the disposition of office equipment.

Net operating loss:

Net operating loss for the period ended July 31, 2011 was $318,667 or $0.03 per share compared to a net operating loss of $521,931 for the period ended July 31, 2010, or $0.10 per share, a decrease of $203,264. Net operating loss decreased primarily as a result of our elimination of U.S. operations and expansion of our operations to Latin America during the fiscal year ended April 30, 2011.

Other expense:

We reported impairment expense of $213,668 for the period ended July 31, 2011.  This was incurred on the Hunza property based on the uncertainty of recouping our investment.  Interest expense was $560,827 and $36,340 for the period ended July 31, 2011 and 2010, respectively. The increase of $524,487 was due to debt issuance costs incurred.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $22,228 and $105,888 of the total losses for the period ended July 31, 2011 and 2010, respectively, a decrease of $83,660.

Net loss:

We recorded a net loss of $1,070,934, or $.10 per share, for the period ended July 31, 2011, compared to a net loss of $452,383, or $.09 per share for the period ended July 31, 2010.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At July 31, 2011, we had a negative working capital position of $2,153,709.

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

On June 30, and August 8, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2011, the Company issued and sold 200,000 shares of MMEX Mining Corporation common stock to an unrelated accredited investor in exchange for an investment of $32,000.  The proceeds will be used for working capital needs.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMEX Mining Corporation.
(Registrant)

Date: September 8, 2011	By:	/s/ Jack W. Hanks
Jack W. Hanks,
President and Chief Executive Officer