Form 10-Q
period 2011-10-31
MMEX Mining Corp
filed 2011-12-14
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of December 7, 2011 was 12,834,513.

MMEX MINING CORPORATION & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
October 31, 2011

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	October 31,	April 30,
	2011	2011
	(Unaudited)
Assets

Current assets:
Cash	$36,263	$118,059
Employee receivable	1,565	-
Escrow account	-	135,000
Other assets - current	15,000	-
Total current assets	52,828	253,059

Property and equipment, net	19,472	19,705

Other assets:
Deferred loan costs - long term, net	33,822	48,822
Deposits	14,696	10,000

Total Assets	$120,818	$331,586

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $14,930
and $35,818 at October 31, 2011 and April 30, 2011, respectively	$338,656	$520,788
Accrued expenses	675,463	453,405
Convertible notes, net of discount of $6,130 and $649,735	856,370	25,265
at October 31, 2011 and April 30, 2011, respectively
Notes payable, including related party amounts of $290,000
and net of discount of $359,704 and $0 at October 31, 2011
and April 30, 2011, respectively	1,230,296	640,000
Convertible preferred stock, net of discount of $107,580 and $0	342,420	-
Total current liabilities	3,443,205	1,639,458

Long-term liabilities:
Preferred stock redemption right, net of $959,727 and $976,438
discount at October 31, 2011 and April 30, 2011, respectively	40,273	23,562

Total Liabilities	3,483,478	1,663,020

Stockholders' (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized,
12,834,513 and 11,165,761 shares issued and outstanding
at October 31, 2011 and April 30, 2011, respectively	128,345	111,657
Additional paid in capital	10,162,602	9,285,280
Non-controlling interest	(190,925)	(111,920)
Accumulated (deficit) during the exploration stage	(13,462,682)	(10,616,451)
Total Stockholders' (Deficit)	(3,362,660)	(1,331,434)

Total Liabilities and Stockholders' (Deficit)	$120,818	$331,586

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the period
	For the		For the		May 23, 2007
	three months ended		six months ended		(Inception) through
	October 31,		October 31,		October 31,
	2011	2010	2011	2010	2011
Revenue:
Revenues	$-	$-	$-	$-	$10,000

Operating Expenses:
Exploration and development	1,894	196,680	1,894	253,736	3,207,262
General and administrative	289,669	305,953	403,600	462,980	4,221,438
Payroll and taxes	120,351	175,699	247,571	337,795	2,059,725
Professional fees	88,380	428,471	164,662	600,757	3,308,275
Depreciation and amortization	1,161	1,793	2,395	3,587	16,578
Total operating expenses	501,455	1,108,596	820,122	1,658,855	12,813,278

Net operating (loss)	(501,455)	(1,108,596)	(820,122)	(1,658,855)	(12,803,278)

Other income (expense):
Interest income	-	-	-	-	59
Gain on disposition of property	-	-	-	-	2,592,023
Loss on disposal of fixed assets	(3,651)	-	(3,651)	-	(15,002)
Impairment expense	(718,786)	-	(932,454)	-	(2,762,454)
Interest expense	(608,182)	(36,563)	(1,169,009)	(72,903)	(2,123,557)
Total other income (expense)	(1,330,619)	(36,563)	(2,105,114)	(72,903)	(2,308,931)

Net (loss) before non-controlling interest	(1,832,074)	(1,145,159)	(2,925,236)	(1,731,758)	(15,112,209)

Non-controlling interest in loss of
consolidated subsidiaries	56,777	254,908	79,005	267,888	1,649,527

Net (loss)	$(1,775,297)	$(890,251)	$(2,846,231)	$(1,463,870)	$(13,462,682)

Weighted average number of
common shares outstanding -
basic and fully diluted	11,781,318	6,954,268	11,473,540	5,977,134

Net (loss) per share - basic
and fully diluted	$(0.15)	$(0.13)	$(0.25)	$(0.24)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests
(Unaudited)

	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	Total Stockholders Equity (deficit) and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	5,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007
(Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	5,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	5,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	5,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	-	(282,651)	(282,651)
Common stock issued for services	50,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	1,650	-	-	-	1,650
Effect of reverse acquisition merger	4,584,427	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	31,334	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	1,500,000	15,000	-	(15,000)	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	1,034,900	-	-	-	1,034,900
Discount from the issuance of Preferred Stock allocated to warrants	-	-	1,000,000	-	-	-	1,000,000
Dividend payable	-	-	-	-	(10,685)	-	(10,685)
Issuance of subsidiary ownership interests beneficial conversion feature	-	-	(212,453)	-	-	212,453	-
Net (loss) for the year ended April 30, 2011	-	-	-	-	(3,466,111)	(174,812)	(3,640,923)
Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

Rounding of shares on stock reverse	2	-	-	-	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	553,864	-	-	-	553,864
Financing fee for warrants issued as additional consideration			195,646
Issuance of shares related to reverse merger	1,000,000	10,000	(10,000)	-	-	-	-
Issuance of common stock for cash	512,500	5,125	76,875	-	-	-	82,000
Conversion of convertible debenture to common stock	156,250	1,563	60,937	-	-	-	62,500
Net (loss) for the six months ended October 31, 2011	-	-	-	-	(2,846,231)	(79,005)	(2,925,236)
Balance, October 31, 2011	12,834,513	$128,345	$10,162,602	$-	$(13,462,682)	$(190,925)	$(3,558,306)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the period from
	For the six months ended		May 23, 2007
	October 31,		(Inception) through
Cash flows from operating activities	2011	2010	October 31, 2011

Net (loss)	$(2,846,231)	$(1,463,870)	(13,462,682)
Non-controlling interest in net (loss)	(79,005)	(267,888)	(1,649,527)
Adjustments to reconcile net (loss) to net
cash (used in) provided by operating activities:
Depreciation expense	2,395	3,587	16,578
Loss on disposal of assets	3,651	-	15,002
Common stock issued for services	-	165,000	165,000
Imputed interest	-	1,650	1,650
Amortization of debt discount	1,076,896	-	1,615,623
Impairment expense	932,454	-	2,762,454
Financing fee on issuance of warrants	195,646		195,646
Amortization of deferred loan costs	5,000	-	5,000
Decrease (increase) in assets:
Prepaid expenses	-	15,261	-
Other receivables	-	(4,800)	-
Employee receivable	(1,565)	-	(1,565)
Deferred loan costs	-	-	(48,822)
Subscriptions Receivable	-	-	-
Other assets	(9,696)	-	(19,696)
Increase (decrease) in liabilities:
Accounts payable, including related party amounts of $14,930
and ($52,455) at October 31, 2011 and 2010, respectively	(182,132)	647,308	338,656
Accrued expenses	222,058	105,373	675,463
Net cash (used) in operating activities	(680,529)	(798,379)	(9,391,220)

Cash flows from investing activities
Escrow account	135,000	-	-
Proceeds from sale of Snider Ranch	-	-	1,130,602
Purchase of Hunza option	(932,454)	-	(2,762,454)
Purchase of fixed assets	(5,813)	(15,325)	(54,062)
Proceeds from sale of fixed assets	-	-	3,010
Net cash (used) in investing activities	(803,267)	(15,325)	(1,682,904)

Cash flows from financing activities
Capital contributions from members	-	723,796	8,023,387
Acquisition of noncontrolling interest	-	-	(500,000)
Proceeds from debt	960,000	100,000	4,034,900
Proceeds from issuance of Preferred Stock	360,000	-	1,360,000
Proceeds from issuance of Common Stock	82,000	-	82,000
Payments on notes payable	-	(9,398)	(1,889,900)
Net cash provided by financing activities	1,402,000	814,398	11,110,387

Net increase (decrease) in cash	(81,796)	694	36,263
Cash - beginning	118,059	314	-
Cash - ending	$36,263	$1,008	$36,263

Supplemental disclosures:
Interest paid	$-	$41,752.00	$483,723
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$-	$(1,413,253)	$(282,651)
Effect of reverse acquisition merger	$-	$(70,832)	$(70,832)
Conversion of minority interest into equity	$-	$-	$(22,839)
Additional ownership interest in subsidiary	$-	$-	$212,453
Issuance of contingent consideration from merger	$10,000	$-	$10,000
Stock issued for conversion of debt	$62,500	$-	$62,500
Preferred Stock beneficial conversion feature	$-	$-	$1,000,000
Debt discount on issuance of warrants	$553,864	$-	$553,864

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

The accounting policies followed by MMEX Mining Corporation are set forth in the Company’s financial statements that are a part of its April 30, 2011, Form 10K and should be read in conjunction with the financial statements for the three and six months ended October 31, 2011, contained herein.

The financial information included herein as of October 31, 2011, and for the three and six month periods ended October 31, 2011 and 2010, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Organization
MMEX Mining Corporation (the Company or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 400,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned at October 31, 2011 a 94.6% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX. On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

Nature of Business
Our current strategy is to pursue various coal exploration projects in Colombia and expand to other minerals in other South American countries with development partners.

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $13,462,682 and used net cash in operations of $9,391,220 for the period from inception (May 23, 2007) through October 31, 2011. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Asset retirement obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. No asset retirement obligation has been recognized as of October 31, 2011.

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. $1,075 and $0 were incurred for both the six months and three months ended October 31, 2011 and 2010, respectively.

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $13,462,682 and a working capital deficit of $3,390,377 at October 31, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Related Party Transactions

During the period from May 1, 2009 through April 30, 2011, Tydus Richards, the former Chairman of our board of directors and shareholder, made several payments on behalf of the Company. The Company reimbursed Mr. Richards a portion of these payments but as of October 31, 2011 a balance of $31,633 remains outstanding.

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

On January 24, 2011, the Company entered into a securities purchase agreements with unaffiliated investors and with each of the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, an Irrevocable Trust, of which the Company’s CEO is the trustee, and BNL Family Partners of which one of the Company’s Directors, Bruce N. Lemons is a partner, for the issuance of a convertible debentures in the amount of $25,000.  The promissory notes carry a 25% interest rate, mature on January 27, 2012 and are convertible into the Company’s common stock at the holders’ option at $0.10 per common share. The holder may accelerate repayment of the note upon sale of the Carpenter Creek prospect.  In addition, the Company will issue warrants to purchase shares of the Company’s common stock at the time of repayment or conversion of the note equal to ten warrant shares for every dollar value of the principal and interest, at an exercise price of $.10 per share on or before three years from the repayment or conversion date.  These convertible debentures were issued to each of the affiliated investors at the same price as that paid by the unaffiliated investors in the private offering.  On March 23, 2011, these notes along with their accrued interest were paid in full.

For the period from inception (May 23, 2007) through October 31, 2011, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

Common stock

On September 23, 2010 the Company issued a subscription payable for 15,000,000 shares of common stock pursuant to the merger with MCCH. The shares were valued at par value, resulting in a total subscription payable of $15,000 at October 31, 2010.  On January 11, 2011, the Board of Directors cancelled the subscription payable.

On October 8, 2010 the Company issued 25,000,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisition under ASC 805-10-40.

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

 Pursuant to the merger on September 23, 2010, the Company awarded the owners of MCCH the right to receive 1,500,000 shares of common stock as contingent consideration.  The milestones are accelerated in the event the owners of MCCH are diluted below 30% in their ownership of the Company.  The milestones defined in the definitive merger agreement are as follows:

•	1,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,
•	250,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,
•	250,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

On September 13, 2011, the Board of Directors determined that the first $2,000,000 milestone had been met and approved the issuance of 1,000,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, Jack Hanks.

Note 4 – Property and Equipment

Property and Equipment consists of the following:
	October 31, 2011	April 30, 2011
Furniture and fixtures	$-	$-
Software and hardware	24,373	22,599
	24,373	22,599
Less accumulated depreciation and amortization	(4,901)	(2,894)
	$19,472	$19,705

Depreciation and amortization expense totaled $2,395 and $3,587 for the six months ended October 31, 2011 and 2010, respectively, and $1,161 and $1,793 for the three months ended October 31, 2011 and 2010, respectively.

The Company disposed of $4,038 of fixed asset during the six month period ended October 31, 2011 resulting in a loss on disposal of assets of $3,651.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 – Investment in Property

On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine company in Colombia, the Hunza lease, producing metallurgical coal, with a potential resource of 16 million tons to 90 million tons based on existing exploration resources reports.  The agreement required an exclusivity fee of $1,400,000 that was completed on March 22, 2011, and $5,000,000 to be deposited to an exploration fund to continue the financing of an exploration and drilling program.  The $5,000,000 is to be made under a payment plan starting April 29, 2011 through March 1, 2012.  The Company is not current on its payments under the plan.  At October, 2011, total paid towards funding of the option was $2,762,454.  The Company fully impaired the $2,762,454 due to the probability of future funding.  As of December 6, 2011, $1,362,454 has been paid to the exploration fund.  Any payments made on the option are non-refundable.  The agreement may be terminated if the option to acquire the interest is not made prior to March 1, 2012.

Note 6 – Accrued Expenses

As of October 31, 2011 and April 30, 2011 accrued expenses included the following:

	October 31, 2011	April 30, 2011
Accrued Lease Expenses	$62,543	$62,541
Accrued Payroll, Officers	246,849	195,617
Accrued Consulting	196,548	110,849
Accrued Dividend	60,685	10,685
Accrued Interest	108,838	73,713
	$675,463	$453,405

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Notes Payable

Debt consisted of the following at October 31, 2011 and April 30, 2011, respectively:
	October 31, 2011	April 30, 2011

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.  Accrued interest of $8,235 and $5,735 was outstanding at October 31, 2011 and April 30, 2011 respectively.
	$50,000	$50,000

Unsecured promissory note, matured on July 15, 2009, carrying a 10% default rate. Accrued interest of $77,986 and $62,986 was outstanding at October 31, 2011 and April 30, 2011, respectively.	300,000	300,000

On January 27 and February 1, 2011 the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $514,900 convertible notes in a private placement transaction.  $139,900 of the notes were to related parties.  The convertible notes are due and payable on January 26, 2012, carry a 25% interest rate which will be amortized over the life of the loan. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $1.00, subject to adjustment for stock splits and combinations.  On March 23, 2011 $489,900 of the notes were paid in full.  Accrued interest of $4,700 and $1,575 was outstanding at October 31, 2011 and April 30, 2011, respectively.
	25,000	25,000

Debt issuance discount	(6,130)	(18,630)
On April 25, and May 7, 2011 the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $680,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011, carry a 25% interest rate due in full at issuance.  The computed interest of $170,000 was added to the balance of the note and recorded as additional debt discount.   The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  On October 14, 2011, $62,500 of the notes plus interest were converted into common stock, the remaining $743,750 of notes and interest were extended to April, 14, 2012.
	787,500	650,000

Debt issuance discount	-	(631,105)

Related party promissory note due and payable on March 18, 2012, carry a 10% interest rate which will be amortized over the life of the loan. Accrued interest of $17,916 and $3,416 was outstanding at October 31, 2011 and April 30, 2011, respectively.	290,000	290,000

On September 9, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $300,000 note in a private placement transaction. The note is due and payable on September 19, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $75,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 1,000,000 of the Company's common stock.	375,000	-

Debt issuance discount	(112,331)	-

On October 28, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $500,000 note in a private placement transaction. The note is due and payable on October 31, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $125,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 1,665,000 of the Company's common stock.	625,000	-

Debt issuance discount	(247,373)	-
	$2,086,666	$665,265
Less: Current maturities	2,086,666	665,265
Long term portion of notes payable	$-	$-

The Company recorded interest expense on debt in the amount of $1,169,009 and $72,903 for the six months ended October 31, 2011 and 2010, respectively, and $608,182 and $36,563 for the three months ended October 31, 2011 and 2010, respectively.

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

The Company is authorized to issue up to 300,000,000 shares of its $0.001 par value common stock. There were 12,834,513 shares issued and outstanding at October 31, 2011. The Company had a commitment to issue 1,500,000 shares of common stock pursuant to the merger with MCCH recorded as a subscription payable at par value of $15,000 on October 31, 2010. On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining shares in accordance with the merger agreement.  The Company also had a contingent commitment to issue up to another 1,500,000 shares of common stock if certain milestones are achieved. On September 13, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors, declared that the milestone for vesting of 1,000,000 shares of the 1,500,000 contingent consideration had been met and issued the shares.

On May 28, 2009, the Company completed a five-for-one stock split of the Company’s common stock and an increase in the number of our authorized shares of common stock from 75,000,000 to 300,000,000.

For the period from inception (May 23, 2007) through November 31, 2011, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

On October 8, 2010 the Company issued 2,500,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the merger with MCCH on September 23, 2010. The shares were valued at par value, resulting in a $25,000 adjustment to additional paid in capital in accordance with the accounting for reverse acquisition under ASC 805-10-40.

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

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On January 12, 2011 the Company issued 750,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the termination and rescission of the agreement with DE Investment Corporation but as part of and in connection with the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $7,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.

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

On September 13, 2011 the Company issued 500,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $5,000 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.

On September 13, 2011 the Company issued 500,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $5,000 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.

On October 4, 2011, the Company sold 312,500 shares of MMEX Mining Corporation common stock to an unrelated party in exchange for an investment of $50,000.

On October 19, 2011, an unrelated party converted their promissory note and accrued interest of $62,500 into 156,250 shares of MMEX Mining Corporation common stock at a price of $.40 per share. As the conversion took place within the terms of the agreement, no gain or loss was recorded.

Common stock reserved

At October 31, 2011, 16,713,021 shares of common stock were reserved 3,233,333 for debt conversion purposes, 2,500,000 for conversion of Preferred Stock A, 4,055,313 for issuance of warrants outstanding, and 6,924,375 which have been pledged as collateral on debt outstanding.

Preferred Stock

On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $.001 par value Series A Preferred Stock.  The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share.  The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction.  Dividends payable at October 31, 2011 were $60,685.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

On April 25, and May 7, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $680,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate due in full at issuance.   The computed interest of $170,000 was added to the balance of the note and recorded as debt discount which will be taken as interest expense over the life of the notes.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 1,062,500 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the issuance date. On October 14, 2011, $62,500 of these notes plus interest was converted into common stock, the remaining $743,750 of notes and interest were extended to April, 14, 2012.  As consideration for the extension, the Company issued 989,188 warrants to purchase shares of the Company’s common stock at an exercise price of $.20 per share on or before April 25, 2014.  The warrants were valued at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $195,646 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a financing fee being recorded for the same amount.

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

On September 9, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $300,000 note in a private placement transaction. The note is due and payable on September 19, 2012, carries a 25% interest rate due in full at issuance. The computed interest of $75,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 1,000,000 of the Company's common stock.  In addition, the Company issued 375,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.16 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $55,934 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On October 28, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $500,000 note in a private placement transaction. The note is due and payable on October 31, 2012, carries a 25% interest rate due in full at issuance. The computed interest of $125,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 1,665,000 of the Company's common stock.  In addition, the Company issued 625,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.16 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $124,400 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.

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

On June 30, and August 2, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the Preferred Stock to the warrants and the stock based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $213,530 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized through the mandatory redemption period of December 31, 2011 as additional interest expense.

Note 11 - Non-controlling Interests

On October 31, 2011, non-controlling interests held an approximate 5.4% residual interest in AMC and 20% interest in MCC and 5% interest in CC.

MMEX Mining Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12 – Commitments and Contingencies

Merger Agreement

Pursuant to the merger on September 23, 2010, the Company awarded the owners of MCCH the right to receive 1,500,000 shares of common stock as contingent consideration.  The milestones are accelerated in the event the owners of MCCH are diluted below 30% in their ownership of the Company.  The milestones defined in the definitive merger agreement are as follows:

•	1,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,
•	250,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,
•	250,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

On September 13, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors, declared that the milestone to distribute 1,000,000 shares of the 1,500,000 contingent consideration had vested leaving a balance of 500,000 shares of common stock as contingent consideration.

Legal

There were no legal proceedings against the Company.

Note 13 – Subsequent Events

On December 7, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The Company is required to redeem the note on that date which is the earlier of: (i) the closing of any Company equity financing in excess of $2,250,000  or (ii) December 8, 2012 at a payment equal to $125,000.  The Company at its option may elect to redeem the note at such payment amount on any earlier date. In addition to redemption of the note, the Company agreed to redeem an additional amount of debt owed to the investor in the amount of $100,000 in principal and $25,000 in fees out of additional funding from any financing. Such funding shall be applied to the $500,000 note dated October 28, 2011 issued by the Company to the investor. The note is secured with 330,000 shares of the Company's common stock.  In addition, the Company issued 125,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.20 per share on or before three years from the issuance date.

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

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX Mining Corporation, Inc entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. (“MCCH”).  MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia.  Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX Mining Corporation in exchange for the issuance of 6,500,000 shares of MMEX Mining Corporation common stock to the owners of MCCH, of which 5,000,000 shares were issued on October 8, 2010 and 1,500,000 shares were presented as common stock payable.  On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining 1,500,000 in accordance with the merger agreement.  The Company reversed the subscription payable resulting in a $15,000 adjustment to common stock payable. The owners of MCCH also were granted the right to receive an additional 1,500,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement.  On September 13, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued 1,000,000 shares of the contingent consideration.

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

Exploration and development:

Exploration and development costs were $1,894 for the six months ended October 31, 2011 compared to $253,736 for the six months ended October 31, 2010, a decrease of $251,842. The decrease was due to exploration and development being curtailed until the complete acquisition of our mining option.

General and administrative:

General and administrative expenses were $403,600 for the six months ended October 31, 2011 compared to $462,980 for the six months ended October 31, 2010, a decrease of $59,380. The decrease is due to focus on our acquisition of our Colombian mining activity.

Payroll and taxes:

Payroll and taxes expense was $247,571 for the six months ended October 31, 2011 compared to $337,795 for the six months ended October 31, 2010, a decrease of $90,224. The decrease was primarily due to decreased staff once we eliminated our U.S. operations.

Professional fees:

Professional fees expense was $164,662 for the six months ended October 31, 2011 compared to $600,757 for the six months ended October 31, 2010, a decrease of $436,095. The decrease was due to reduced legal, accounting, and financial services expended on our reverse acquisition merger agreement.

Depreciation and amortization:

Depreciation and amortization expense was $2,395 for the six months ended October 31, 2011 compared to $3,587 for the six months ended October 31, 2010, a decrease of $1,192. The decrease was due to the disposition of office equipment.

Net operating loss:

Net operating loss for the six months ended October 31, 2011 was $820,122 or $0.07 per share compared to a net operating loss of $1,658,855 for the six months ended October 31, 2010, or $0.28 per share, a decrease of $838,733. Net operating loss decreased primarily as a result of our elimination of U.S. operations and expansion of our operations to Latin America during the fiscal year ended April 30, 2011.

Other expense:

We reported impairment expense of $932,454 for the six months ended October 31, 2011.  This was incurred on the Hunza property based on the uncertainty of recouping our investment.  Interest expense was $1,169,009 and $72,903 for the six months ended October 31, 2011 and 2010, respectively. The increase of $1,096,106 was due to debt issuance costs incurred.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $79,005 and $267,888 of the total losses for the six months ended October 31, 2011 and 2010, respectively, a decrease of $188,883.

Net loss:

We recorded a net loss of $2,846,231 or $0.25 per share, for the six months ended October 31, 2011, compared to a net loss of $1,463,870, or $.24 per share for the six months ended October 31, 2010.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At October 31, 2011, we had a negative working capital position of $3,390,377.

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

On April 25, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $520,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate.   The computed interest of $130,000 was added to the balance of the note.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 1,062,500 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date. On October 14, 2011, $62,500 of the notes plus interest were converted into common stock, the remaining $743,750 of notes and interest were extended to April, 14, 2012.  As consideration for the extension, the Company issued 989,188 warrants to purchase shares of the Company’s common stock at an exercise price of $.20 per share on or before April 25, 2014.

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

On September 9, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $300,000 note in a private placement transaction. The note is due and payable on September 19, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $75,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 1,000,000 of the Company's common stock.

On October 28, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $500,000 note in a private placement transaction. The note is due and payable on October 31, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $125,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 1,665,000 of the Company's common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2011, the Company issued and sold 312,500 shares of MMEX Mining Corporation common stock to an unrelated accredited investor in exchange for an investment of $50,000.  The proceeds will be used for working capital needs.

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
________
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

MMEX Mining Corporation.
(Registrant)

Date: December 14, 2011	By:	/s/ Jack W. Hanks
Jack W. Hanks,
President and
Chief Executive Officer