Form 10-Q
period 2012-01-31
MMEX Mining Corp
filed 2012-03-16
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 9, 2012 was 44,998,706.

MMEX MINING CORPORATION & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
January 31, 2012

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	January 31,	April 30,
	2012	2011
Assets	(Unaudited)

Current assets:
Cash	$10,349	$118,059
Escrow account	-	135,000
Other assets - current	15,000	-
Total current assets	25,349	253,059

Property and equipment, net	18,253	19,705

Other assets:
Deferred loan costs - long term	31,322	48,822
Deposits	14,696	10,000

Total Assets	$89,620	$331,586

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $8,033 and $35,818 at January 31, 2012 and April 30, 2011, respectively	$448,282	$520,788
Accrued expenses	676,181	453,405
Convertible notes, net of discount of $123,124 and $649,735 at January 31, 2012 and April 30, 2011, respectively	820,626	25,265
Notes payable, including related party amounts of $290,000 and net of discount of $309,312 and $0 at January 31, 2012
and April 30, 2011, respectively	1,405,688	640,000
Convertible preferred stock	137,500	-
Total current liabilities	3,488,277	1,639,458

Long-term liabilities:
Preferred stock redemption right, net of $959,674 and $976,438 discount at January 31, 2012 and April 30, 2011, respectively	40,326	23,562

Total Liabilities	3,528,603	1,663,020

Stockholders' (Deficit):
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,867,806 and 11,165,761 shares issued and outstanding
at January 31, 2012 and April 30, 2011, respectively	158,678	111,657
Common stock payable	21,875	-
Additional paid in capital	10,703,554	9,285,280
Non-controlling interest	(210,544)	(111,920)
Accumulated (deficit) during the exploration stage	(14,112,546)	(10,616,451)
Total Stockholders' (Deficit)	(3,438,983)	(1,331,434)

Total Liabilities and Stockholders' (Deficit)	$89,620	$331,586

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended January 31,		For the nine months ended January 31,		For the period May 23, 2007 (Inception) through January 31,
	2012	2011	2012	2011	2012
Revenue:
Revenues	$-	$-	$-	$-	$10,000

Operating Expenses:
Exploration and development	-	282,512	1,894	536,248	3,207,262
General and administrative	120,061	110,015	523,661	572,996	4,341,499
Payroll and taxes	120,051	153,608	367,622	491,403	2,179,776
Professional fees	110,237	174,406	274,899	775,163	3,418,512
Depreciation and amortization	1,219	2,048	3,614	5,635	17,797
Total operating expenses	351,568	722,589	1,171,690	2,381,445	13,164,846

Net operating (loss)	(351,568)	(722,589)	(1,171,690)	(2,381,445)	(13,154,846)

Other income (expense):
Interest income	-	-	-	-	59
Gain on disposition of property	-	-	-	-	2,592,023
Loss on disposal of fixed assets	-	(11,351)	(3,651)	(11,351)	(15,002)
Loss on debt conversion	(53,453)	-	(53,453)	-	(53,453)
Impairment expense	-	-	(932,454)	-	(2,762,454)
Interest expense	(264,462)	(91,386)	(1,433,471)	(164,289)	(2,388,019)
Total other income (expense)	(317,915)	(102,737)	(2,423,029)	(175,640)	(2,626,846)

Net (loss) before non-controlling interest	(669,483)	(825,326)	(3,594,719)	(2,557,085)	(15,781,692)

Non-controlling interest in loss of
consolidated subsidiaries	19,619	102,096	98,624	369,984	1,669,146

Net (loss)	$(649,864)	$(723,230)	$(3,496,095)	$(2,187,101)	$(14,112,546)

Weighted average number of
common shares outstanding -
basic and fully diluted	13,317,840	9,974,478	12,135,201	7,309,582

Net (loss) per share - basic
and fully diluted	$(0.05)	$(0.07)	$(0.29)	$(0.30)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests
(Unaudited)

							Total
							Stockholders
							Equity (deficit)
	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	5,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007
(Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	5,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	5,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	5,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	-	(282,651)	(282,651)
Common stock issued for services	50,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	1,650	-	-	-	1,650
Effect of reverse acquisition merger	4,584,427	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	31,334	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	1,500,000	15,000	-	(15,000)	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	1,034,900	-	-	-	1,034,900
Discount from the issuance of Preferred Stock allocated to warrants	-	-	1,000,000	-	-	-	1,000,000
Dividend payable	-	-	-	-	(10,685)	-	(10,685)
Issuance of subsidiary ownership interests beneficial conversion feature	-	-	(212,453)	-	-	212,453	-
Net (loss) for the year ended April 30, 2011	-	-	-	-	(3,466,111)	(174,812)	(3,640,923)
Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

Rounding of shares on stock reverse	2	-	-	-	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	602,051	-	-	-	602,051
Financing fee for warrants issued as additional consideration	-	-	240,734	-	-	-	240,734
Issuance of shares related to reverse merger	1,000,000	10,000	(10,000)	-	-	-	-
Issuance of common stock for cash	562,500	5,625	86,375	-	-	-	92,000
Conversion of convertible preferred stock to common stock	2,983,293	29,832	357,995	21,875	-	-	409,702
Beneficial conversion feature on convertible note	-	-	80,182	-	-	-	80,182
Conversion of debenture to common stock	156,250	1,564	60,937	-	-	-	62,501
Net (loss) for the nine months ended January 31, 2012	-	-	-	-	(3,496,095)	(98,624)	(3,594,719)
Balance, January 31, 2012	15,867,806	$158,678	$10,703,554	$21,875	$(14,112,546)	$(210,544)	$(3,438,983)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the period from
	For the nine months ended		May 23, 2007
	January 31,		(Inception) through
Cash flows from operating activities	2012	2011	January 31, 2012

Net (loss)	$(3,496,095)	$(2,187,101)	(14,112,546)
Non-controlling interest in net (loss)	(98,624)	(369,984)	(1,669,146)
Adjustments to reconcile net (loss) to net
cash (used in) provided by operating activities:
Depreciation expense	3,614	5,635	17,797
Loss on disposal of assets	3,651	11,351	15,002
Common stock issued for services	-	165,000	165,000
Imputed interest	-	40,889	1,650
Amortization of debt discount	1,296,296	-	1,835,023
Loss on conversion of debt	53,453	-	53,453
Impairment expense	932,454	-	2,762,454
Financing fee on issuance of warrants	240,734	-	240,734
Amortization of deferred loan costs	7,500	-	7,500
Decrease (increase) in assets:
Prepaid expenses	-	61,626	-
Related party receivable	(173,579)	-	(173,579)
Deferred loan costs	-	-	(48,822)
Other assets	(9,696)	-	(19,696)
Increase (decrease) in liabilities:
Accounts payable, including related party amounts of $8,033
and $88,097 at January 31, 2012 and 2011, respectively	(73,045)	582,173	447,743
Accrued expenses	396,894	195,242	850,299
Net cash (used in) operating activities	(916,443)	(1,495,169)	(9,627,134)

Cash flows from investing activities
Proceeds from sale of Carpenter Creek - held in escrow	135,000	-	-
Proceeds from sale of Snider Ranch	-	-	1,130,602
Purchase of Hunza option	(932,454)	-	(2,762,454)
Purchase of fixed assets	(5,813)	(15,325)	(54,062)
Proceeds from sale of fixed assets	-	3,010	3,010
Net cash (used in) investing activities	(803,267)	(12,315)	(1,682,904)

Cash flows from financing activities
Capital contributions from members	-	723,796	8,023,387
Acquisition of noncontrolling interest	-	-	(500,000)
Proceeds from debt	1,160,000	550,000	4,234,900
Proceeds from issuance of Preferred Stock	360,000	-	1,360,000
Proceeds from issuance of Common Stock	92,000	-	92,000
Advances from related parties	-	1,501,294	-
Payments on notes payable	-	(1,198,446)	(1,889,900)
Net cash provided by financing activities	1,612,000	1,576,644	11,320,387

Net increase (decrease) in cash	(107,710)	69,160	10,349
Cash - beginning	118,059	314	-
Cash - ending	$10,349	$69,474	$10,349

Supplemental disclosures:
Interest paid	$-	$155,406.00	$483,723
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$-	$(1,413,253)	$(282,651)
Effect of reverse acquisition merger	$-	$(70,832)	$(70,832)
Conversion of minority interest into equity	$-	$(22,839)	$(22,839)
Additional ownership interest in subsidiary	$-	$-	$212,453
Issuance of contingent consideration from merger	$10,000	$-	$10,000
Stock issued for conversion of debt	$418,750	$-	$418,750
Preferred Stock beneficial conversion feature	$-	$-	$1,000,000
Common Stock beneficial conversion feature	$80,182	$-	$80,182
Debt discount on issuance of warrants	$602,051	$450,000	$1,636,951

See accompanying notes to financial statements.

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

The accounting policies followed by MMEX Mining Corporation are set forth in the Company’s financial statements that are a part of its April 30, 2011, Form 10K and should be read in conjunction with the financial statements for the three and nine months ended January 31, 2012, contained herein.

The financial information included herein as of January 31, 2012, and for the three and nine month periods ended January 31, 2012 and 2011, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $14,112,546 and used net cash in operations of $9,627,134 for the period from inception (May 23, 2007) through January 31, 2012. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Asset retirement obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. No asset retirement obligation has been recognized as of January 31, 2012.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. $805 and $0 were incurred for the three months ended January 31, 2012 and 2011, respectively, and $1,880 and $0 were incurred for the nine months ended January 31, 2012 and 2011, respectively.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $14,112,546 and a working capital deficit of $3,462,928 at January 31, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Related Party Transactions

During the period from May 1, 2009 through April 30, 2011, Tydus Richards, the former Chairman of our board of directors and shareholder, made several payments on behalf of the Company. The Company reimbursed Mr. Richards a portion of these payments but as of January 31, 2012 a balance of $31,633 remains outstanding.

On September 4, 2010, MCCH entered into an employment agreement with the Company’s CEO, Jack W. Hanks for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $300,000 per year.  On December 15, 2011 this agreement was amended to reflect a three year term, automatically renewable for one year terms thereafter, at an annual compensation of $360,000 per year.

On September 4, 2010, MCCH entered into a consulting agreement with Bruce N. Lemons, one of the Company’s two directors, for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $170,000 per year.  On December 15, 2011 this agreement was amended to reflect a three year term, automatically renewable for one year terms thereafter.

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

For the period from inception (May 23, 2007) through January 31, 2012, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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
 Pursuant to the merger on September 23, 2010, the Company awarded the owners of MCCH the right to receive 1,500,000 shares of common stock as contingent consideration.  The milestones are accelerated in the event the owners of MCCH are diluted below 30% in their ownership of the Company.  The milestones defined in the definitive merger agreement are as follows:

●	1,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,
●	250,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,
●	250,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

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

Note 4 – Other Assets – Current

The current portion of Other Assets consists of the following:

	January 31, 2012	April 30, 2011
Deferred Costs on Bridge Financing	$10,000	$-
Deferred Subscription Costs	5,000	-
	$15,000	$-

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	January 31, 2012	April 30, 2011
Furniture and fixtures	$-	$-
Software and hardware	24,373	22,599
	24,373	22,599
Less accumulated depreciation and amortization	(6,120)	(2,894)
	$18,253	$19,705

Depreciation and amortization expense totaled $3,614 and $5,635 for the nine months ended January 31, 2012 and 2011, respectively, and $1,219 and $2,048 for the three months ended January 31, 2012 and 2011, respectively.

The Company disposed of $4,038 of fixed asset during the nine month period ended January 31, 2012 resulting in a loss on disposal of assets of $3,651.

Note 6 – Investment in Property

On March 18, 2011, the Company sold its Carpenter Creek, Montana coal prospect for $2,248,401.  Proceeds in the amount of $135,000 were retained in escrow to provide for contingent liabilities until October 15, 2011.

On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine company in Colombia, the Hunza lease, producing metallurgical coal, with a potential resource of 16 to 90 million tons based on existing exploration resource reports.  The agreement required an exclusivity fee of $1,400,000 completed on March 22, 2011, and $5,000,000 to be deposited to an exploration fund to continue the financing of an exploration and drilling program.  The $5,000,000 is to be made under a payment plan starting April 29, 2011 through March 1, 2012.  The Company is not current on its payments under the plan.  By January 31, 2012, total paid towards funding of the option was $2,762,454, $1,830,000 in the year ended April 30, 2011 and an additional $932,454 for the period ended January 31, 2012.  The Company fully impaired the $2,762,454 due to the probability of future funding.  As of January 31, 2012, $1,362,454 has been paid to the exploration fund.  Any payments made on the option are non-refundable.  The agreement may be terminated if the option to acquire the interest is not made prior to March 1, 2012.

Note 7 – Accrued Expenses

As of January 31, 2012 and April 30, 2011 accrued expenses included the following:

	January 31, 2012	April 30, 2011
Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	156,073	195,617
Accrued Payroll, Employee	6,084	-
Accrued Consulting	239,397	110,849
Accrued Dividend	85,685	10,685
Accrued Interest	126,401	73,713
	$676,181	$453,405

Note 8 – Notes Payable

Debt consisted of the following at January 31, 2012 and April 30, 2011, respectively:

	January 31, 2012	April 30, 2011

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.  Accrued interest of $9,485 and $5,735 was outstanding at January 31, 2012 and April 30, 2011 respectively.
	$50,000	$50,000

Unsecured promissory note, matured on July 15, 2009, carrying a 10% default rate. Accrued interest of $85,486 and $62,986 was outstanding at January 31, 2012 and April 30, 2011, respectively.	300,000	300,000

On January 27 and February 1, 2011 the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $514,900 convertible notes in a private placement transaction.  $139,900 of the notes were to related parties.  The convertible notes are due and payable on January 26, 2012, carry a 25% interest rate which will be amortized over the life of the loan. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $1.00, subject to adjustment for stock splits and combinations.  On March 23, 2011 $489,900 of the notes were paid in full.  Accrued interest of $6,263 and $1,575 was outstanding at January 31, 2012 and April 30, 2011, respectively.
	25,000	25,000

Debt issuance discount	-	(18,630)

On April 25, and May 7, 2011 the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $680,000 notes in a private placement transaction.  The notes were due and payable on or before October 14, 2011, carry a 25% interest rate due in full at issuance.  The computed interest of $170,000 was added to the balance of the note and recorded as additional debt discount.   The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  As of January 31, 2012, $106,250 of the notes plus interest were converted into common stock, the remaining notes and interest were extended to April, 14, 2012.
	743,750	650,000

Debt issuance discount	-	(631,105)

Related party promissory note due and payable on March 18, 2012, carry a 10% interest rate which will be amortized over the life of the loan. Accrued interest of $25,166 and $3,416 was outstanding at January 31, 2012 and April 30, 2011, respectively.	290,000	290,000

On September 9, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $300,000 note in a private placement transaction. The note is due and payable on September 9, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $75,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 1,000,000 of the Company's common stock.	375,000	-

Debt issuance discount	(79,328)	-

On October 28, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $500,000 note in a private placement transaction. The note is due and payable on October 31, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $125,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 1,665,000 of the Company's common stock.	625,000	-

Debt issuance discount	(184,511)	-

On December 8, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The note is due and payable on December 8, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $25,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 330,000 of the Company's common stock.	125,000

Debt issuance discount	(45,473)

On January 13, 2012, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The note is due and payable on January 13, 2013, carry a 25% interest rate due in full at issuance. The computed interest of $25,000 was added to the balance of the note and recorded as additional debt discount.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.075, subject to adjustment for stock splits and combinations. The note is secured with 1,666,667 of the Company's common stock.
	125,000

Debt issuance discount	(123,124)
	$2,226,314	$665,265
Less: Current maturities	2,226,314	665,265
Long term portion of notes payable	$-	$-

The Company recorded interest expense on debt in the amount of $1,433,471 and $164,289 for the nine months ended January 31, 2012 and 2011, respectively, and $264,462 and $91,386 for the three months ended January 31, 2012 and 2011, respectively.

Note 9 – Changes in Stockholders’ Equity (Deficit)

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.  Following the reverse split, the capitalization of the Company was amended from 300,000,000 authorized shares to 50,000,000, of which 45,000,000 were designated at common stock, par value $.001 per share, and 5,000,000 were designated preferred stock, par value $.001 per share.

There were 15,867,806 shares issued and outstanding at January 31, 2012. The Company had a commitment to issue 1,500,000 shares of common stock pursuant to the merger with MCCH recorded as a subscription payable at par value of $15,000 on October 31, 2010. On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining shares in accordance with the merger agreement.  The Company also had a contingent commitment to issue up to another 1,500,000 shares of common stock if certain milestones are achieved. On September 13, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors, declared that the milestone for vesting of 1,000,000 shares of the 1,500,000 contingent consideration had been met and issued the shares.

For the period from inception (May 23, 2007) through February 20, 2012, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

On December 8, 2011, the Company sold 50,000 shares of MMEX Mining Corporation common stock to an unrelated party in exchange for an investment of $10,000.

On January 6, 2012, three unrelated parties converted their promissory notes and accrued interest of $312,500 into 2,983,293 shares of MMEX Mining Corporation common stock at a price of $.10475 per share. As the conversion took place at below the market price on the date of conversion, a loss of $75,328 was recorded.

On October 19, 2011, an unrelated party converted their promissory note and accrued interest of $43,750 into 109,375 shares of MMEX Mining Corporation common stock at a price of $.40 per share. As the conversion took place above the market price on the date of conversion, a gain of $21,875 was recorded.  The stock certificate remained unissued at January 31, 2012 and was reported as common stock payable at its computed fair value of $21,875.

Common stock reserved

At January 31, 2012, 16,470,001 shares of common stock were reserved 2,452,083 for debt conversion purposes, 4,533,907 for issuance of warrants outstanding, and 9,484,011 which have been pledged as collateral on debt outstanding.

Preferred Stock

On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $.001 par value Series A Preferred Stock.  The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share.  The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction.  Dividends payable at January 31, 2012 were $85,685.

Note 10 – Convertible Debentures

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

On April 25, and May 7, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $680,000 notes in a private placement transaction.  The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate due in full at issuance.   The computed interest of $170,000 was added to the balance of the note and recorded as debt discount which will be taken as interest expense over the life of the notes.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 1,062,500 warrants to purchase shares of the Company’s common stock at an exercise price of $.80 per share on or before three years from the issuance date. On October 14, 2011, $106,250 of these notes plus interest was converted into common stock, the remaining $743,750 of notes and interest were extended to April 14, 2012.  At January 31, 2012 the stock associated to $43,250 notes and interest remained unissued.  Capital stock payable in the amount of $21,875 and gain on conversion of the debenture of $21,875 was recorded.  As consideration for the extension, the Company issued 989,188 warrants to purchase shares of the Company’s common stock at an exercise price of $.20 per share on or before April 25, 2014.  The warrants were valued at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $195,646 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a financing fee being recorded for the same amount.

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

On December 8, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The Company is required to redeem the note on that date which is the earlier of: (i) the closing of any Company equity financing in excess of $2,250,000  or (ii) December 8, 2012 at a payment equal to $125,000.  The Company at its option may elect to redeem the note at such payment amount on any earlier date. In addition to redemption of the note, the Company agreed to redeem an additional amount of debt owed to the investor in the amount of $100,000 in principal and $25,000 in fees out of additional funding from any financing. Such funding shall be applied to the $500,000 note dated October 28, 2011 issued by the Company to the investor. The note is secured with 330,000 shares of the Company's common stock.  In addition, the Company issued 125,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.20 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $28,369 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.

On January 13, 2012, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The note is due and payable on January 12, 2013, carries a 25% interest rate due in full at issuance. The computed interest of $25,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 330,000 of the Company's common stock.  In addition, the Company issued 125,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.075 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $19,817 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.

The Company recorded the intrinsic value of the beneficial conversion of $80,183 as debt discount and will amortize the discount over the original one year term of the Note.

Note 11 – Convertible Preferred Stock

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

On January 17, 2012, $312,500 of these notes plus interest were converted into common stock, the remaining $137,500 of notes plus interest were extended to June 30, 2012.  As the conversion took place at below the market price on the date of conversion, a loss of $75,328 was recorded. As consideration for the extension, the Company issued 484,375 warrants to purchase shares of the Company’s common stock at an exercise price of $.2095 per share on or before December 31, 2014.  The warrants were valued at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $45,088 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a financing fee being recorded for the same amount.

Note 12 - Non-controlling Interests

On January 31, 2012, non-controlling interests held an approximate 5.4% residual interest in AMC and 20% interest in MCC and 5% interest in CC.

Note 13 – Commitments and Contingencies

Merger Agreement

Pursuant to the merger on September 23, 2010, the Company awarded the owners of MCCH the right to receive 1,500,000 shares of common stock as contingent consideration.  The milestones are accelerated in the event the owners of MCCH are diluted below 30% in their ownership of the Company.  The milestones defined in the definitive merger agreement are as follows:

●	1,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,
●	250,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,
●	250,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

On September 13, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors, declared that the milestone to distribute 1,000,000 shares of the 1,500,000 contingent consideration had vested leaving a balance of 500,000 shares of common stock as contingent consideration.

Legal

There were no legal proceedings against the Company.

Note 14 – Subsequent Events

On February 3, 2012 the Company executed and delivered an amendment to the Hunza option agreement which, among other items, provides that:

●
In order to exercise the option to acquire 50% of Hunza, the Company would be required to complete the payment of exclusivity fees on or before February 29, 2012, including issuing a $1.2 million note convertible into 4,000,000 shares of the Company’s common stock.  On March 8, 2012, $538,200 of the note was converted into 1,794,000 shares of the Company’s common stock.

●
After exercise of the option, the Company would be obligated to fund an additional $3.0 million upon the earlier of May 1, 2013 or 90 days after the completion of the technical resources report which will be commissioned by Hunza.

●	The Company would pledge one half of its interest in Hunza to secure any payment default by the Company, which default would result in a reduction of the Company’s interest to 25% of Hunza.

On February 17, 2012, the Company issued 109,375 shares of common stock to a shareholder that had requested conversion of a note and interest of $43,750 at a price of $.40 per share.

Additionally on February 17, 2012, the Company issued 546,087 shares of common stock to a consultant in exchange for services.

On March 7, 2012, the Company completed a private placement of units to South American investors, with each unit consisting of one share of our common stock and one common share purchase warrant.  We received gross proceeds of US$5,534,288 at an issue price of US$0.20 per unit.  Each warrant entitles the holder to acquire an additional common share at a price of US$0.30 per share for a period of three years. Of the gross proceeds, $125,000 were received in the form of conversion of a convertible debenture owed an unrelated holder.  The Company has issued 26,421,440 shares associated with the offering but will be unable to issue the additional 1,250,000 shares until the Company receives shareholder approval for increase in its authorized shares.
In conjunction with the offering an unrelated party received 300,000 shares of the Company’s common stock as compensation for services.

On March 7, 2012, the Company made the required exclusivity payments to C.I. Hunza Coal Ltda. of approximately $3,600,000 and an additional $700,000 for exploration activities.

Additionally on March 7, 2012, the Company’s board of directors adopted the 2012 Equity Compensation Plan, and reserved an aggregate of 2,000,000 shares of common stock for potential issuance pursuant to awards to be granted under such plan.  The plan allows for the grant of stock options to employees and independent contractors.  The plan will be administered by the board of directors; provided that if the board forms a compensation committee of independent directors at a future date, the plan will be administered by such committee.

On March 7, 2012, the Company’s board granted options to purchase 1,000,000, 500,000 and 500,000 shares of common stock at an exercise price of $0.35 per share to each of Jack Hanks, Bruce Lemons and Delavega Trading LTD (or their respective assigns).  The closing price at such date was $0.23 per share.

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

On February 3, 2012 the Company executed and delivered an amendment to the Hunza option agreement which, among other items, provides that:

●
In order to exercise the option to acquire 50% of Hunza, the Company would be required to complete the payment of exclusivity fees on or before February 29, 2012, including issuing a $1.2 million note convertible into 4,000,000 shares of the Company’s common stock.

●
After exercise of the option, the Company would be obligated to fund an additional $3.0 million upon the earlier of May 1, 2013 or 90 days after the completion of the technical resources report which will be commissioned by Hunza.

●	The Company would pledge one half of its interest in Hunza to secure any payment default by the Company, which default would result in a reduction of the Company’s interest to 25% of Hunza.

On March 7, 2012, the Company completed the acquisition of the Hunza mine and will begin the process of evaluating its future drilling program.

Going forward, we plan to focus the company efforts in acquiring metallurgical coal assets in the country of Colombia and other Latin America countries.

Mineral Reserve Estimates

Hunza Project:  On March 7, 2012 the Company completed its agreement to purchase a 50% interest in C.I. Hunza Coal, Ltd. (Hunza), a Colombian limited liability corporation that holds various mining concessions in the Boyacá Province of east-central Colombia. The coal prospects in the Hunza concessions are mid-volatility metallurgical or coking coal. We have commissioned a technical report in accordance with National Instrument (NI) 43-101 specifications.  Based on the report, the in-place coal tonnage estimate for the property is in the range of 45 to 50 metric tons. The Company is undertaking a drilling program and   until the drilling has been performed and the results analyzed, the estimates presented herein cannot be categorized as estimates of a coal resource under the standards of the 43-101 guidelines.

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

Exploration and development:

Exploration and development costs were $1,894 for the nine months ended January 31, 2012 compared to $536,248 for the nine months ended January 31, 2011, a decrease of $534,354. The decrease was due to exploration and development being curtailed until the complete acquisition of our mining option.

General and administrative:

General and administrative expenses were $523,661 for the nine months ended January 31, 2012 compared to $572,996 for the nine months ended January 31, 2011, a decrease of $49,335. The decrease is due to focus on our acquisition of our Colombian mining activity.

Payroll and taxes:

Payroll and taxes expense was $367,622 for the nine months ended January 31, 2012 compared to $491,403 for the nine months ended January 31, 2011, a decrease of $123,781. The decrease was primarily due to decreased staff once we eliminated our U.S. operations.

Professional fees:

Professional fees expense was $274,899 for the nine months ended January 31, 2012 compared to $775,163 for the nine months ended January 31, 2011, a decrease of $500,264. The decrease was due to reduced legal, accounting, and financial services expended on our reverse acquisition merger agreement.

Depreciation and amortization:

Depreciation and amortization expense was $3,614 for the nine months ended January 31, 2012 compared to $5,635 for the nine months ended January 31, 2011, a decrease of $2,021. The decrease was due to the disposition of office equipment.

Net operating loss:

Net operating loss for the nine months ended January 31, 2012 was $1,171,690 or $0.10 per share compared to a net operating loss of $2,381,445 for the nine months ended January 31, 2011, or $0.33 per share, a decrease of $1,209,755. Net operating loss decreased primarily as a result of our elimination of U.S. operations and expansion of our operations to Latin America during the fiscal year ended April 30, 2011.

Other expense:

We reported impairment expense of $932,454 for the nine months ended January 31, 2012.  This was incurred on the Hunza property based on the uncertainty of recouping our investment.  Interest expense was $1,433,471 and $164,289 for the nine months ended January 31, 2012 and 2011, respectively. The increase of $1,269,182 was due to debt issuance costs incurred.  We also reported a loss on debt conversion of $53,453 for the nine months ended January 31, 2012.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $98,624 and $369,984 of the total losses for the nine months ended January 31, 2012 and 2011, respectively, a decrease of $271,360.

Net loss:

We recorded a net loss of $3,496,095 or $0.29 per share, for the nine months ended January 31, 2012, compared to a net loss of $2,187,101, or $.30 per share for the nine months ended January 31, 2011.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At January 31, 2012, we had a negative working capital position of $3,462,928.

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

On June 30, and August 8, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.  On January 17, 2012, $312,500 of these notes plus interest were converted into common stock, the remaining $171,875 of notes and interest were extended to June 30, 2012.  As consideration for the extension, the Company issued 484,375 warrants to purchase shares of the Company’s common stock at an exercise price of $.2095 per share on or before December 31, 2014.

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

On December 8, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The note is due and payable on December 8, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $25,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 330,000 of the Company's common stock.

On January 13, 2012, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The note is due and payable on January 13, 2013, carry a 25% interest rate due in full at issuance. The computed interest of $25,000 was added to the balance of the note and recorded as additional debt discount.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.075, subject to adjustment for stock splits and combinations. The note is secured with 1,666,667 of the Company's common stock.

On March 7, 2012, the Company completed a private placement of units to South American investors, with each unit consisting of one share of our common stock and one common share purchase warrant.  We received gross proceeds of US$5,534,288 at an issue price of US$0.20 per unit.  Each warrant entitles the holder to acquire an additional common share at a price of US$0.30 per share for a period of three years.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Jack W. Hanks, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Hanks concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
●	All of our financial reporting is carried out by our financial consultant;
●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 8, 2011, the Company issued and sold 50,000 shares of MMEX Mining Corporation common stock to an unrelated accredited investor in exchange for an investment of $10,000.  The proceeds will be used for working capital needs.

On March 7, 2012, the Company completed a private placement of 27,671,440 units to South American investors, with each unit consisting of one share of our common stock and one common share purchase warrant.  We received gross proceeds of US$5,534,288 at an issue price of US$0.20 per unit.

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

MMEX Mining Corporation (Registrant)

Date: March 16, 2012	By:	/s/ Jack W. Hanks
Jack W. Hanks
President and Chief Executive Officer