Form 10-K
period 2012-04-30
MMEX Mining Corp
filed 2012-08-13
CIK 1440799

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2012

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 333-152608

MMEX MINING CORPORATION
(Exact name of Issuer as specified in its charter)

Nevada	26-1749145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2626 Cole Avenue, Suite 714 Dallas, Texas 75204	214-880-0400
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of October 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9,044,488.

There were 54,932,788 shares of the Registrant's Common Stock outstanding on July 23, 2012.

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

Company History

MMEX Mining Corporation (the Company or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 4,000,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and at the time of the merger, owned a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned an 80% interest in Armadillo Mining Corp. (“AMC”). As of April 30, 2012, AHGC owned 98.6% of AMC through additional capital contributions.  The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 313,339 shares of MMEX. On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

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

Status of Previously Reported Coal Project

Hunza Project:  On January 20, 2011, a subsidiary of the Company executed an exclusive option agreement to purchase a 50% interest in C.I. Hunza Coal, Ltd. (Hunza), a Colombian limited liability corporation that holds various mining concessions in the Boyacá Province of east-central Colombia.  The coal prospects in the Hunza concessions are mid-volatility metallurgical or coking coal.  We commissioned a technical report in accordance with Canadian National Instrument (NI) 43-101 specifications.  Based on the report, the in-place coal tonnage estimate for the property is in the range of 45 to 50 million metric tons.  The Company is undertaking a drilling program and until the drilling has been performed and the results analyzed, the estimates presented herein cannot be categorized as estimates of a coal resource under the standards of the 43-101 guidelines.

The Hunza Agreement was amended by the parties thereto on each of February 2, 2012 and February 29, 2012. On Mach 9, 2012, our subsidiary Armadillo Mining Corp, Colombia (AMCC), exercised its option pursuant to the Hunza Agreement and acquired a 50% interest in Hunza.  As such, and in accordance with the Hunza Agreement, the Corporation made or had previously made the following payments:

•	$5,000,000 to Black Stone Investment S.A. as an arrangement fee;

•
issuance of a convertible debenture in the principal amount of $1,200,000 to Black Stone Investment S.A as an agreement fee, convertible into Common Shares at the conversion price of US$0.30 per share; and

•	$2,015,559 to Hunza to be used for exploration and development of the Hunza Project.

The Hunza Agreement provides for the payment of $3,000,000 to Hunza upon the earlier of: (i) May 1, 2013; and (ii) 90 calendar days after the delivery of an updated technical report in respect of the work program recommended by the Technical Report to be carried out on the Hunza Project.  Failure to pay this amount will immediately result in the reduction of AMCC’s interest in Hunza from 50% to 25%.

In 2012, the primary operational activities of Hunza have been initiating the community relations activities in advance of the commencement of the work program to be carried out on the Hunza Project as recommended in the Technical Report.  These activities involved working with the local community leaders to understand the needs of the communities in proximity to the Hunza Project. In 2012, Hunza also initiated a transportation and logistics feasibility study for marketing of coal, an update of the initial mine plan and a marketing study for metallurgical coal. With respect to the drilling program, negotiations are underway with the sub-contractor to finalize and to mobilize the drilling operations. Hunza has also engaged a Colombian underground mining operator to develop a complete pre-feasibility and feasibility mining plan for the mine development on the Hunza Project with a Small Scale Mining Plan for extraction of up 240,000 tons per year and a Large Scale Mining Plan providing for the increase in the production to 2,400,000 tons per year over the course of seven years.  Additionally, in January and February 2012, Hunza obtained environmental and mining permits allowing for the production of up to 2,400,000 tons per year.  No mining activities have taken place on the Hunza Project in 2012.

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

Coal has many important uses worldwide. The most significant uses are in electricity generation, steel production, cement manufacturing and as a liquid fuel. Around 6.1 billion tons of hard coal were used worldwide last year and 1 billion tons of brown coal. Since 2000, global coal consumption has grown faster than any other fuel. The five largest coal users - China, USA, India, Russia and Japan - account for 77% of total global coal use.  Different types of coal have different uses. Steam coal - also known as thermal coal - is mainly used in power generation. Coking coal - also known as metallurgical coal - is mainly used in steel production.

The biggest market for coal is Asia, which currently accounts for over 65% of global coal consumption; although China is responsible for a significant proportion of this. Many countries do not have natural energy resources sufficient to cover their energy needs, and therefore need to import energy to help meet their requirements. Japan, Chinese Taipei and Korea, for example, import significant quantities of steam coal for electricity generation and coking coal for steel production.

Other important users of coal include alumina refineries, paper manufacturers, and the chemical and pharmaceutical industries. Several chemical products can be produced from the by-products of coal. Refined coal tar is used in the manufacture of chemicals, such as creosote oil, naphthalene, phenol, and benzene. Ammonia gas recovered from coke ovens is used to manufacture ammonia salts, nitric acid and agricultural fertilizers. Thousands of different products have coal or coal by-products as components: soap, aspirins, solvents, dyes, plastics and fibers, such as rayon and nylon. Coal is also an essential ingredient in the production of specialist products such as:  activated carbon used in filters for water and air purification and kidney dialysis machines; carbon fiber for its light weight strength; and in silicones and saline used to make lubricants, water repellants, resins, cosmetics, hair shampoos and toothpaste.

Global Coal Supply and Demand. Global economic growth, the primary driver of energy demand, is conservatively forecasted to increase by an average of 3.2% per annum between 2002 and 2030, according to the World Coal Association (“WCA”). The world’s population is expected to increase from its current level of 6.4 billion to 8 billion by 2030, according to the United Nations’ 2004 world population prospects report. International Energy Agency (“IEA”) projections indicate that if governments continue with current energy policies, global demand for energy will increase by almost 60% by 2030, with more than two-thirds of this increase coming from developing countries.

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

Because of its availability, stability and affordability, coal is a major contributor to the global energy supply, providing approximately 41% of the world’s electricity and 68% of the world’s steel output.according to the BP Statistical Review of World Energy 2011.

Coal consumption grew by 5.4% in 2011, the only fossil fuel to record above- average growth and the fastest-growing form of energy outside of renewable. Coal now accounts for 30.3% of global energy consumption, the highest share since 1969. Consumption outside the OECD rose by an above-average 8.4%, led by Chinese consumption growth of 9.7%. OECD consumption declined by 1.1% with losses in the US and Japan offsetting growth in Europe. Global coal production grew by 6.1%, with non-OECD countries accounting for virtually all of the growth and China (+8.8%) accounting for 69% of global growth according to B.P Statistical Review of World Energy June 2012.

The steel industry is a major market for coal. Coal is essential for iron and steel production. According to the WCI, approximately 64% of all steel is produced from iron made in blast furnaces that use coal. The steel industry uses metallurgical coal, which is distinguishable from other types of coal because of its high carbon content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the price offered by steel makers for metallurgical coal is significantly higher than the price offered by power plants and industrial users for steam coal. Rapid economic expansion in China, India and other parts of Southeast Asia has significantly increased the demand for steel in recent years.

We believe that rapid economic expansion in developing nations, particularly China and India, has increased global demand for coal. Coal is traded worldwide and can be transported to demand centers by ship and by rail. Worldwide coal production approximated 5.9 billion tons in 2006 and 5.4 billion tons in 2005, according to the WCA. China produces more coal than any other country in the world. Historically, Australia has been the world’s largest coal exporter, exporting more than 200 million tons in each of the last three years, according to the WCA. China, Indonesia and South Africa have also historically been significant exporters in the global coal markets.  However, growing demand in China has resulted in declining coal exports and increasing coal imports. These trends have caused China to become a less significant seaborne coal supply source.

Colombian Coal Overview

Colombia has 9 identified coal basins. Coal quality ranges from Bituminous to Anthracite. Measured reserves are close to 7.8 billion tons (with additional potential of 11 billion). Most of the coal industry has focused on the easy access, high quality thermal coal in the northern part of the country. This represents the largest portion of reserves and infrastructure.  Major mining houses have concentrated on the Guajira and Cesar coal basins for large-scale operations since 1980´s. In 2009 Colombia exported 67 million tons of thermal coal, and according to EIA, Colombia was the fourth largest net coal exporter in the world in 2010.- representing about 25% of the country’s total export earnings. By 2014 Colombia projects 104 million tons of coal export. By 2025 Colombia is projected to reach 134 million tons of coal exports.

For metallurgical coal, Colombia presents a rare combination in that its known reserves of metallurgical coal are both relatively high quality and readily available.  While Colombia has an estimated 2 billion tons of met coal reserves, the country’s total annual production is currently only about 3 million tons.

Colombian coking coal and coke producing regions are mainly located in the departments of Cundinamarca, Boyacá, Santander and Norte de Santander.  Its coals have high, mid and low volatile characteristics as well as a high free swelling index categorization that makes them suitable for coke production.  The deposits thicknesses, as well as dip ratios, make the seams suitable for mechanized production.  All current production is underground and is characterized by small mines using intensive labor, rather than mechanization.

Colombia’s metallurgical coal exports began in the eighties, with 32,000t of coking coal shipped in 1983, climbing to last year’s 1.71mt of coke and 0.87mt of coking coal exports. Exports this year are expected to be 1.4mt of coke and 1.8mt of coking coal, depending on the degree to which the global economy recovers, along with met-coal demand.

Metallurgical coal and coke exports are less than 3% of steam coal exports in volume, but this is a growing sector. Steam coal is Colombia's second largest official export, in terms of revenues, after oil, and is expected to become the first in the next couple of years.

Colombian planners expect steam coal exports to double by 2019, to 145mt, as long as planned infrastructure development takes place, according to the Ministry of Mines and Energy. Combined metcoal and coke exports could reach between 5mt and 8mt in addition to the 145mt. This depends on market-based investment decisions made by coal and coke producers, especially in the development of the coal loading terminals and rail links that are needed to accomplish this growth

Development Strategy

The Corporation’s current strategy is to focus on the acquisition of metallurgical coal assets in Colombia and iron ore in Peru.

As MMEX continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund the acquisition of AMCC’s 50% ownership in Hunza and its 18-month exploration program at the Hunza Project, on March 7, 2012, the Corporation completed a private placement of Common Shares to qualified South American investors for gross proceeds of approximately US$5.6 million.

Notwithstanding this recent private placement, there can be no assurance that the Corporation will be able to generate sufficient cash from operations in future periods to satisfy its capital requirements. Therefore, the Corporation will have to continue to rely on external financing activities, including the sale of equity securities, to satisfy capital requirements for the foreseeable future. Equity financings of the type the Corporation has been required to pursue are dilutive to shareholders and may adversely impact the market price of the Common Shares. However, the Corporation has no commitments for borrowings or additional sales of equity, the precise terms upon which it may be able to attract additional funding is not known at this time, and there can be no assurance that it will be successful in consummating any such future financing transactions on terms satisfactory to MMEX, or at all. See “Risk Factors”.

Employees

As of July 23, 2012, we had 3 full time employees.  Our employees are not represented by a labor organization.  We maintain various employee benefit plans.

Item 1A:  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B:  Unresolved Staff Comments

None

Item 2:  Properties

Our executive offices are located in Dallas, Texas at 2626 Cole Avenue, Suite 714.  We lease 929 square feet of space in a facility as a tenant.  The term of the lease is through June 30, 2014 and the rent is presently $1,935 per month.

Item 3:  Legal Proceedings

None

Item 4:  Mining Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol “MMEX”. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2012 and April 30, 2011.  Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2012			Fiscal 2011
	HIGH	LOW		HIGH	LOW
1st Quarter	$1.01	$0.40	1st Quarter	$4.20	$2.80
2nd Quarter	$0.50	$0.11	2nd Quarter	$3.90	$0.60
3rd Quarter	$.030	$0.06	3rd Quarter	$3.40	$0.50
4th Quarter	$0.50	$0.15	4th Quarter	$0.90	$0.30

On July 20, 2012, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $.10.

The number of holders of record of the Company’s common stock as of July 24, 2014 was 176 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2012.

Recent Sales of Unregistered Securities not previously reported on the Company’s 10-Q

On February 17, 2012, 109,375 shares of MMEX Mining Corporation common stock at a price of $.40 per share were issued as a result of a conversion of $43,750 of debt and interest which had been requested on October 19, 2012. No gain or loss was recognized as the shares were issued in accordance with the conversion agreement.

On February 17, 2012 the Company granted 546,087 shares of restricted common stock to a consultant for consulting services provided. The total fair value of the common stock was $103,757 based on the closing price of the Company’s common stock on the date of grant.

On March 2, 2012, the Company completed a private placement of units to South American investors. Each unit consisted of one Common Share and one Common Share purchase warrant and was issued at $0.20 per unit. The Corporation received gross proceeds of US$5,509,288. Of the total 27,546,438 common shares due associated with the private placement, the Company was only able to issue 26,421,438 by April 30, 2012, the remaining 1,125,000 common shares were issued after authorization in its authorized share capital. In conjunction with the private placement, an unrelated party received 300,000 common shares at a price of $0.20 as compensation for services. Each warrant entitles the holder to acquire one common share at a price of $0.30 per Common Share for a period of three years.

On March 8, 2012, $538,200 of a $1,200,000 convertible note issued in conjunction with the Hunza amendment was converted into 1,794,000 shares of the Company’s common stock at a price of $.30 per share.  No gain or loss was recognized as the shares were issued in accordance with the conversion agreement.

On April 26, 2012, the Company granted 250,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.  At April 30, 2012, only 4,874 of these shares had been issued, the remaining 245,126 shares were recorded as common stock payable at par value of $2,451.

On April 26, 2012, the Company issued 250,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.   At April 30, 2012, only 225,475 of these shares had been issued, the remaining 24,525 shares were recorded as common stock payable at par value of $246.

On May 1, the Company issued the balance of The Maple Gas Corporation’s 245,126 shares, and AAM Investments, LLC’s 24,525 shares mentioned in the April 26, 2012 above.  The total 269,651 shares were issued at The Maple Gas Corporation and AMM Investments, LLC’s request to DelaVega Trading Ltd, an entity controlled by Nabil Katabi.

On May 1, 2012, 131,250 shares of MMEX Mining Corporation common stock were issued as a result of a conversion, as agreed to on April 25, 2012, of $43,750 of debt and interest.  As the consideration of the shares fair value was higher than the debt relieved the company, a loss on conversion of $5,250 was recorded as of April 30, 2012.

On May 1, 2012, the $661,800 balance of the $1,200,000 Hunza amendment convertible note was converted into 2,206,000 shares of the Company’s common stock at a price of $.30 per share.

On May 1, 2012, the Corporation issued 625,000 shares of the Company’s common stock at a price of $0.20 per share upon the conversion, as agreed to on April 25, 2012, of $125,000 convertible debenture.  The investment was made under the terms provided in the March 2, 2012 private placement.  As the consideration given to the investor was less than what was provided for in the convertible debenture, a gain was recognized by the Company as of April 30, 2012 of $250,000; partially offset by warrants issued as consideration of the conversion valued at $148,215, resulting in a net gain to the Company of $101,785 during the year ended April 30, 2012.

On May 1, 2012, the Corporation issued 500,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement.

 On May 16, 2012, the Corporation issued 3,480,000 shares of the Company’s common stock at $0.10 per share to Montana Coal Royalty, LLC pursuant to conversion of $348,000 of a note and interest.  Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation.

On May 16, 2012, the Corporation issued 375,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement.

On May 16, 2012, the Corporation issued 985,800 shares of the Company’s common stock at $0.33 per share to an unrelated party, in exchange for conversion, as agreed to on April 25, 2012, of a total of $325,000 notes and interest.  As the consideration given to the investor was more than what was provided for in the convertible debenture, a loss on conversion of $41,592 was recorded as of April 30, 2012.

On June 5, 2012, the Corporation issued a total of 881,032 shares of the Company’s common stock, 144,932 at $.23 per share and 736,100 at $.30 per share, to an unrelated party pursuant to a consulting agreement.

On June 15, 2012, the Corporation issued 250,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms of the March 2, 2012 private placement.

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

Overview

MMEX Mining Corporation has interests in coal prospects in Colombia, South America.  We are currently considered to be an exploration stage corporation because we are engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.  We will be in the exploration stage until we discover commercially viable coal deposits. In an exploration stage company, management devotes most of its activities to acquiring and exploring mineral properties.

On January 20, 2011 the Company executed an exclusive option agreement to purchase a 50% interest in C.I. Hunza Coal, Ltd. (Hunza), a Colombian limited liability corporation that holds various mining concessions in the Boyacá Province of east-central Colombia. The Hunza Agreement was amended by the parties thereto on each of February 2, 2012 and February 29, 2012. On Mach 9, 2012, our subsidiary Armadillo Mining Corp, Colombia (AMCC), exercised its option pursuant to the Hunza Agreement and acquired a 50% interest in Hunza.  As such, and in accordance with the Hunza Agreement, the Corporation made or had previously made the following payments:

$5,000,000 to Black Stone Investment S.A. as an arrangement fee;

issuance of a convertible debenture in the principal amount of $1,200,000 to Black Stone Investment S.A as an agreement fee, convertible into Common Shares at the conversion price of US$0.30 per share; and

$2,015,559 to Hunza to be used for exploration and development of the Hunza Project.

The Hunza Agreement provides for the payment of $3,000,000 to Hunza upon the earlier of: (i) May 1, 2013; and (ii) 90 calendar days after the delivery of an updated technical report in respect of the work program recommended by the Technical Report to be carried out on the Hunza Project.  Failure to pay this amount will immediately result in the reduction of AMCC’s interest in Hunza from 50% to 25%.

Mineral Reserve Estimates

The coal prospects in the Hunza concessions are mid-volatility metallurgical or coking coal. We have commissioned a technical report in accordance with National Instrument (NI) 43-101 specifications.  Based on the report, the in-place coal tonnage estimate for the property is in the range of 45 to 50 million metric tons. The Company is undertaking a drilling program and until the drilling has been performed and the results analyzed, the estimates presented herein cannot be categorized as estimates of a coal resource under the standards of the 43-101 guidelines.

Development Strategy

Our current strategy is to focus on the acquisition of metallurgical coal assets in Colombia and iron ore assets in Peru.

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

Results of Operations

We recorded a net loss of $6,164,266, or $.35 per share, for the fiscal year ended April 30, 2012, compared to a net loss of $3,466,111, or $.42 per share for the fiscal year ended April 30, 2011.

Revenues:

We are currently in the exploration stage and have not yet begun to generate revenues.

Exploration and development:

Exploration and development costs were $1,894 for the fiscal year ended April 30, 2012 compared to $1,108,831 for the fiscal year ended April 30, 2011, a decrease of $1,106,937. The decrease was due to decreased exploration of properties which contain proven resources during the fiscal year ended April 30, 2012 as compared to the prior year.

General and administrative:

General and administrative expenses were $662,466 for the fiscal year ended April 30, 2012 compared to $762,372 for the fiscal year ended April 30, 2011, a decrease of $99,906. The decrease was due to reduced activities required in the current year to acquire the Hunza prospect including reduced international travel.

Payroll and taxes:

Payroll and taxes expense was $509,347 for the fiscal year ended April 30, 2012 compared to $532,504for the fiscal year ended April 30, 2011, a decrease of $23,157. The slight decrease was due to changes in administrative personnel.

Professional fees:

Professional fees expense was $1,090,174 for the fiscal year ended April 30, 2012 compared to $1,170,959 for the fiscal year ended April 30, 2011, a decrease of $80,785. The decrease was due to reduced need for legal, accounting, financial, and engineering services.

Depreciation and amortization:

Depreciation and amortization expense was $4,832 for the fiscal year ended April 30, 2012 compared to $6,741 for the fiscal year ended April 30, 2011, a decrease of $1,909. The decrease was due to the disposition of office equipment.

Net operating loss:

Net operating loss for the fiscal year ended April 30, 2012 was $2,268,713 or $0.13 per share compared to a net operating loss of $3,581,407 for the fiscal year ended April 30, 2011, or $0.39 per share, a decrease of $1,312,694. The net operating loss decreased primarily due to decreased exploration costs of proven properties during the fiscal year ended April 30, 2012 as compared to the prior year.

Other income (expense):

Other income consisted of gain on the disposal of our two U.S. properties, Snider Ranch and Carpenter Creek. Total gain recognized was $0 for the fiscal year end April 30, 2012 compared to $2,592,023 for the fiscal year ended April 30, 2011.  Loss on the disposal of fixed assets was $3,652 and $11,351 for the fiscal years ended April 30, 2012 and 2011, respectively.  We reported impairment expense of $2,132,454 for the fiscal year ended April 30, 2012 and $1,830,000 for the fiscal year ended April 30, 2011.  These were incurred on the Hunza property based on the uncertainty of recouping our investment and represents expense through the January 31, 2012 quarter.  Interest expense was $1,905,088 for the fiscal year ended April 30, 2012 and $810,188for the fiscal year ended April 30, 2011. The increase of $1,094,900 was due to debt issuance costs incurred.  We reported a loss on debt conversion of $20,385 for the fiscal year ended April 30, 2012 and $0 for the fiscal year ended April 30, 2011.  We also reported loss of $12,295 on investment of property for April 30, 2012 and $0 for the fiscal year ended April 30, 2011.  This reflects the Company’s 50% interest in Hunza’s loss from the date the option was exercised to April 30, 2012.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $178,321 and $174,812 of the total losses for the fiscal year ended, 2012 and 2011, respectively.

Net loss:

We recorded a net loss of $6,164,266, or $.35 per share, for the fiscal year ended April 30, 2012, compared to a net loss of $3,466,111, or $.42 per share for the fiscal year ended April 30, 2011, an increased net loss of $2,698,155. Net losses increased primarily as a result of our increased impairment and interest expenses as we expanded our operations to Latin America during the fiscal year ended April 30, 2012, partially offset by decreased development costs related to the two disposed U.S. properties.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At April 30, 2012, we had a negative working capital position of $5,591,410.

On January 28, 2011 and February 1, 2011, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the closing of 1-year Convertible Note to a group of high net worth investors for an aggregate of $514,900.  The notes carried a 25% interest rate, maturity on the first anniversary date of the note and are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. In addition, the Company issued warrants to purchase shares of the Company’s common stock at the time of repayment or conversion of the note equal to ten warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  $489,900 principal amount of the notes  were paid in full on March 23, 2011.

On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock ( the “Preferred Stock”) to an unrelated party in exchange for an investment of $1,000,000.  The shares may be converted into the Company’s common shares at $0.40 per common share.  The Preferred Stock carry a 10% cumulative dividend, that is being reported as interest due to the classification of the preferred stock, and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction.  The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation shares of common stock.

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

On September 9, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $300,000 note in a private placement transaction. The note is due and payable on September 19, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $75,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 1,000,000 shares of the Company's common stock.

On October 28, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $500,000 note in a private placement transaction. The note is due and payable on October 31, 2012, and carries a 25% interest rate due in full at issuance. The computed interest of $125,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 1,665,000 shares of the Company's common stock.

On December 8, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The note is due and payable on December 8, 2012, carry a 25% interest rate due in full at issuance. The computed interest of $25,000 was added to the balance of the note and recorded as additional debt discount.  The note is secured with 330,000 shares of the Company's common stock.

On January 13, 2012, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The note is due and payable on January 13, 2013, carry a 25% interest rate due in full at issuance. The computed interest of $25,000 was added to the balance of the note and recorded as additional debt discount.  The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.075, subject to adjustment for stock splits and combinations. The note is secured with 1,666,667 shares of the Company's common stock.

On March 2, 2012, the Company completed a private placement of units to South American investors, with each unit consisting of one share of our common stock and one common share purchase warrant.  We received gross proceeds of $5,509,288 at an issue price of $0.20 per unit.  Each warrant entitles the holder to acquire an additional common share at a price of $0.30 per share for a period of three years.

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

Future Obligations

Management projects working capital needs to be approximately $4,000,000 over the next twelve months to complete its acquisition of current mining contracts, corporate overhead, and continue as a reporting company.  Management believes that current cash and cash equivalents will not be sufficient to meet these anticipated capital requirements.  Such projections have been based on remaining contractual requirements and general overhead.  We will be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  We would be required to renegotiate our current contracts until such time as necessary funds are secured.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our financial statements.  The following describes the general application of accounting principles that impact our consolidated financial statements.

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
APRIL 30, 2012 and 2011

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of April 30, 2012, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of April 30, 2012, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2012.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of three (3) people. Directors serve until the next annual meeting and until their successors are elected and qualified.  The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

			Year First
Name	Age	Office	Elected Director

Jack W. Hanks	66	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	58	Director	2010
Nabil Katabi	42	Director	2012

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

Mr. Katabi joined Maple Resources Corp. (Dallas) in 1996. He was appointed Manager Project Development in 1998 for the Maple Companies in Peru. His primary responsibility has been the development of new projects, such as the Ethanol Project for Maple in Peru, now Maple Energy. Prior to joining Maple, Mr. Nabil Katabi worked for Banque Indosuez in Copenhagen, Denmark, as a financial analyst in charge of the placement of international securities. Mr. Nabil Katabi graduated with a Masters in Business Administration from Columbia University (1995) and holds a DEA (Dipome d’Etudes Avanc’ees) in political science from the Sorbonne University in Paris (1997) . He also has a Diplome de Commerce in International Business & Finance from Ecole Superieure de Commerce de Paris (1991). Mr. Katabi is a Director of MMEX and has a consulting agreement with MMEX which, inter alia, contains non-disclosure and non-competition provisions.

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

The Board of Directors has determined that Mr. Lemons is not “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC since he is a major shareholder and a consultant to the Company.  The Board of Directors has determined that Mr. Katabi is not “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC since he is a major shareholder and a consultant to the Company.  Mr. Hanks is not “independent” since he is an employee of the Company.

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

Code of Ethics

The Board of Directors adopted a code of business ethics on July 3, 2012, that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, by writing or telephoning the Company at, 2626 Cole Avenue, Suite 714, Dallas, Texas  75204, 214-880-0400 Attn: Secretary.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal year ended April 30, 2012, no director expenses were incurred.

Item 11.  Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2012 and 2011.

Annual Compensation

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Jack W. Hanks Chief Executive Officer,	2012	$323,342	(2)	-	-	-	-	-	-	$323,342
President, and Chief Financial Officer (1)	2011	$195,617	(2)	-	-	-	-	-	-	$195,617
_______________
(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.
(2)	The 2012 amount has been accrued but not paid. Of the 2011 amount, $100,000 was paid during the year.

The Company has an employment agreement with Jack W. Hanks, its Chief Executive Officer, which provides for annual compensation of $360,000.  The agreement was effective September 4, 2010 and continues for a period of three years thereafter.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	$0.35	0

Equity Compensation Plans Not Approved by Security Holders	1,000,000	0	1,000,000

Total	1,000,000	$0.35	1,000,000

We have not granted any stock awards other than as stock options.  The following table reflects all option awards outstanding at April 30, 2012 to our executive officers:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Jack Hanks	0	1,000,000	0	$0.35	March 7, 2022

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended April 30, 2012, no director expenses were reimbursed. The following table reflects all option awards outstanding at April 30, 2012 to our non-executive directors:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Bruce N. Lemons	0	500,000	0	$0.35	March 7, 2022
Nabil Katabi	0	500,000	0	$0.35	March 7, 2022

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 2, 2012, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership (1), (2)

Jack W. Hanks(3)	4,856,249	8.82%

Bruce N. Lemons(4)	5,028,975	9.14%

Nabil Katabi(5)	1,411,223	2.55%

Blackstone Investment S.A.	4,000,000	7.28%

All Directors and executive officers as a group (three persons)(6)	11,296,447	20.52%
___________
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

2)
Based on 54,932,788 shares outstanding on July 23, 2012.  Shares of common stock subject to options that are exercisable within 60 days of July 23, 2012, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)
Includes 31,250 shares issuable upon exercise of warrants held by the Alexis L. Hanks Trust for which Mr. Hanks has voting and investment power over the shares held by the Alexis L. Hanks Trust, 4,744,874 shares held by the Maple Gas Corporation, 80,125 shares issuable upon exercise of warrants held by the Maple Gas Corporation, for which Mr. Hanks has sole voting power over the shares held by Maple Gas Corporation.

4)
Includes 4,965,475 shares held by AAM Investments, LLC, an entity which is owned principally by a trust for the benefit of Mr. Lemons and his family. This amount includes 63,500 shares issuable upon exercise of warrants held by BNL Family Partners, for which Mr. Lemons currently has voting and investment power.

5)
Includes 1,056,363 shares held by DelaVega Trading Ltd., 323,813 shares issuable upon exercise of warrants held by DelaVega Trading, Ltd, for which Mr. Katabi has sole voting power over the shares held by DelaVega Trading Ltd..

6)	Includes the shares described in footnotes 3, 4 and 5.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has an employment agreement with Mr. Hanks.  (see Item 11 for further discussion of this agreement).

The Company has a consulting agreement with Bruce N. Lemons, a Company Director, which provides for annual compensation of $170,000.  The agreement was effective September 4, 2010 and continues for a period of three years thereafter. As of April 30, 2012, no compensation has been paid but the Company has accrued $281,315 of consulting fees.

The Company has a consulting agreement with Delavega Tading, Ltd, controlled by Nabil Katabi, a Company Director, which provides for annual compensation of $180,000.  The agreement was effective February 1, 2012 and continues for a period of two years thereafter. As of April 30, 2012, the Company has paid $30,000 in fees and accrued $15,000 of consulting fees.

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

On September 4, 2010, MCCH entered into an employment agreement with the Company’s CEO, Jack W. Hank for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $300,000 per year. On December 15, 2011 the agreement was amended and restated to provide for a three year term with automatic renewable one year terms thereafter at an annual compensation of $360,000.

On September 4, 2010, MCCH entered into a consulting agreement with Bruce N. Lemons, one of the Company’s two directors, for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $170,000 per year. On December 15, 2011 the agreement was amended and restated to provide for a three year term with automatic renewable one year terms thereafter.

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

Starting on October 13, 2010 and at various times through January 31, 2011, the Company’s Director Bruce N. Lemons or entities through which he held an interest advanced the Company a total of $25,800.  On February 1, 2011, the advance was converted into a promissory note that carried a 25% interest rate, matured on January 27, 2012 and was convertible into the Company’s common stock at the holders’ option at $0.10 per common share.  The promissory note plus interest of $32,250 was paid in full on March 23, 2011. In addition, the Company issued 32,250 warrants to purchase shares of the Company’s common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.

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

On February 17, 2012, 109,375 shares of MMEX Mining Corporation common stock at a price of $.40 per share were issued to Delavega Trading, Ltd., an entity controlled by Nabil Katabi a director of the Company, as a result of a conversion of $43,750 of debt and interest owed Nabil Katab.

On February 17, 2012 the Company granted 546,087 shares of restricted common stock to Delavega Trading Ltd., an entity controlled by Nabil Katabi, a director of the Company, for consulting services provided. The total fair value of the common stock was $103,757 based on the closing price of the Company’s common stock on the date of grant.

On March 18, 2011, the Company issued a $290,000 notes payable to Montana Coal Royalty, LLC in exchange for the relinquishment of a royalty agreement upon the sale of Carpenter Creek.  Montana Coal Royalty, LLC is owned equally by The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO and AAM Investments, LLC which is owned principally by a trust for Mr. Lemons’ family, a director of the Company.

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

On May 1, 2012, 131,250 shares of MMEX Mining Corporation common stock were issued to Delavega Trading Ltd., an entity controlled by Nabil Katabi a director of the Company,  as a result of a conversion, as agreed to on April 25, 2012, of $43,750 of debt and interest owed Nabil Katabi.

On April 26, 2012, the Board of Directors determined that the remaining milestones and acceleration regarding the Merger Agreement had been reached and the Corporation issued the remaining 500,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, Jack Hanks.

 On May 16, 2012, the Corporation issued 3,480,000 shares of the Company’s common stock at $0.10 per share to Montana Coal Royalty, LLC pursuant to conversion of $348,000 of a note and interest.  Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation.

On August 1, 2012 the Company entered into a $10,000 loan agreement with BNL Family Partners, for which Mr. Lemons, a Company director, currently has voting and investment power.  The promissory note carries a 20% interest rate until maturity at September 30, 2013.  The Notes are convertible into the Company’s common stock at the holders’ option at $.20 per common share. The holder may accelerate repayment of the Note upon the Company raising additional capital of $150,000.  In addition, the Company issued 10,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.30 per share on or before three years from the issuance date of the warrant.

On August 1, 2012 the Company entered into a $13,000 loan agreement with Delavega Trading Ltd,. for which Mr. Katabi, a Company director, currently has voting and investment power.  The promissory note carries a 20% interest rate until maturity at September 30, 2013.  The Notes are convertible into the Company’s common stock at the holders’ option at $.20 per common share. The holder may accelerate repayment of the Note upon the Company raising additional capital of $150,000.  In addition, the Company issued 13,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.30 per share on or before three years from the issuance date of the warrant.

See Item 9 above for information concerning director independence.

Item 14.  Principal Accountant Fees and Services

Our independent auditors, M&K CPAs, PLLC (“M&K”), have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 2009.  The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2012 and 2011:

	2012	2011

Audit Fees (a)	$33,500	$39,000

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0
_______________
(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed.  For the year ended April 30, 2012, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15. Exhibits

(a)(3) Exhibits

No	Description

2.1	Agreement and Plan of Merger, dated September 21, 2010 (2)
3.1	Articles of Incorporation (3)
3.2	Certificate of Amendment to the Articles of Incorporation dated February 5, 2009 (4)
3.3	Certificate of Amendment to the Articles of Incorporation dated May 28, 2009 (5)
3.4	Certificate of Amendment to the Articles of Incorporation dated June 3, 2010 (6)
3.5	Certificate of Amendment to the Articles of Incorporation dated February 18, 2011 (8)
3.6	Certificate of Amendment to the Articles of Incorporation dated March 22, 2011 (8)
3.7	Amended and Restated By-Laws of the Registrant (7)
3.8	Certificate of Amendment to the Articles of Incorporation dated April 16, 2012 (1)
4.1	Statement of Designation of Series A Preferred Stock of the Registrant (7)
4.2	Form of warrant to purchase Common Stock of the Registrant (8)
4.3	Form of bridge note for April 2011 financing (8)
10.1	Form of Subscription Agreement for April 2011 financing (8)
10.2	Pledge Agreement dated March 22, 2011 between Armadillo Holdings Group Corporation and William D. Gross (8)
10.3	Convertible Preferred Stock Subscription Agreement dated March 22, 2011 between the Registrant and William D. Gross (8)
10.4	2012 Equity Compensation Plan (1)
10.5	Amended and Restated Consulting Agreement dated December 15, 2011 between the Registrant and Jack W. Hanks
10.6	Amended and Restated Consulting Agreement dated December 15, 2011 between the Registrant and Bruce N. Lemons(1)
10.7	Consulting Agreement dated February 1, 2012 between the Registrant and Delavega Trading, Ltd. (1)
21	Subsidiaries of the Registrant (1)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). (1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
______________
(1)	Filed herewith
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2010.
(3)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1filed with the SEC on July 29, 2008.
(4)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2009.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2009.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2010.
(7)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2011.
(8)	Incorporated herein by reference to the registrant’s Current Report on Form 10-K filed with the SEC on August 11, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Mining Corporation
(Registrant)

Date: August 13, 2012	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	August 13, 2012
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	August 13, 2012
Bruce N. Lemons

/s/ Nabil Katabi	Director	August 13, 2012
Nabil Katabi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MMEX Mining Corporation
Dallas, Texas
(An Exploration Stage Company)

We have audited the accompanying balance sheets of MMEX Mining Corporation (the “Company”) (an exploration stage company) as of April 30, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended and the period from inception (May 23, 2007) through April 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MMEX Mining Corporation as of April 30, 2012 and 2011 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
July 30, 2012

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
April 30, 2012 AND 2011

	April 30,	April 30,
	2012	2011
Assets

Current assets:
Cash	$163,673	$118,059
Escrow account	-	135,000
Prepaid Legal Fees	5,994	-
Other assets - current	10,000	-
Total current assets	179,667	253,059

Property and equipment, net	17,034	19,705

Other assets:
Deferred loan costs - long term	28,822	48,822
Deposits	14,696	10,000
Investment accounted for under equity method in property	7,287,705	-

Total Assets	$7,527,924	$331,586

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $8,033
and $35,818 at April 30, 2012 and April 30, 2011, respectively	$427,519	$520,788
Accrued expenses	536,603	143,523
Accrued expenses - related party	446,274	309,882
Due on investment in property	3,000,000	-
Convertible notes, net of discount of $0 and $649,735 at April 30, 2012
and April 30, 2011, respectively, both currently in defaul	75,000	75,265
Convertible debenture, net of discount of $103,619 and $0
at April 30, 2012 and April 30, 2011, respectively	558,181	-
Notes payable, currently in default	300,000	300,000
Notes payable - related party, currently in default	290,000	290,000
Convertible preferred stock	137,500	-
Total current liabilities	5,771,077	1,639,458

Long-term liabilities:
Convertible notes, net of discount of $585,367 and $0
at April 30, 2012 and April 30, 2011, respectively	1,064,633	-
Preferred stock - mandatory redemption right, net of $959,582 and
$976,438 discount at April 30, 2012 and April 30, 2011, respectively	40,418	23,562

Total Liabilities	6,876,128	1,663,020

Stockholders' (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized,
45,269,055 and 11,165,761 shares issued and outstanding
at April 30, 2012 and April 30, 2011, respectively	452,690	111,657
Common stock payable	518,289	-
Additional paid in capital	16,751,775	9,285,280
Non-controlling interest	(290,241)	(111,920)
Accumulated (deficit) during the exploration stage	(16,780,717)	(10,616,451)
Total Stockholders' (Deficit)	651,796	(1,331,434)

Total Liabilities and Stockholders' (Deficit)	$7,527,924	$331,586

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended April 30, 2012 and 2011

	For the Year Ended April 30,		For the period May 23, 2007 (Inception) through April 30,
	2012	2011	2012
Revenue:
Revenues	$-	$-	$10,000

Operating Expenses:
Exploration and development	1,894	1,108,831	3,207,262
General and administrative	662,466	762,372	4,480,304
Payroll and taxes	509,347	532,504	2,321,501
Professional fees	1,090,174	1,170,959	4,233,787
Impairment expense	932,454	1,830,000	2,762,454
Depreciation and amortization	4,832	6,741	19,015
Total operating expenses	3,201,167	5,411,407	17,024,323

Net operating (loss)	(3,201,167)	(5,411,407)	(17,014,323)

Other income (expense):
Interest income	-	-	59
Gain on disposition of property	-	2,592,023	2,592,023
Loss on debt conversion	(20,385)	-	(20,385)
Loss on investment in property	(12,295)	-	(12,295)
Loss on disposal of fixed assets	(3,652)	(11,351)	(15,003)
Interest expense	(3,105,088)	(810,188)	(4,059,636)
Total other income (expense)	(3,141,420)	1,770,484	(1,515,237)

Net (loss) before non-controlling interest	(6,342,587)	(3,640,923)	(18,529,560)

Non-controlling interest in loss of
consolidated subsidiaries	178,321	174,812	1,748,843

Net (loss)	$(6,164,266)	$(3,466,111)	$(16,780,717)

Weighted average number of
common shares outstanding -
basic and fully diluted	17,833,979	8,249,856

Net (loss) per share - basic
and fully diluted	$(0.35)	$(0.42)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests
For the Years Ended April 30, 2012 and 2011

	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	Total Stockholders Equity (deficit) and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	5,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007
(Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	5,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	5,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	5,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	-	(282,651)	(282,651)
Common stock issued for services	50,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	1,650	-	-	-	1,650
Effect of reverse acquisition merger	4,584,427	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	31,334	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	1,500,000	15,000	-	(15,000)	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	1,034,900	-	-	-	1,034,900
Discount from the issuance of Preferred Stock allocated to warrants	-	-	1,000,000	-	-	-	1,000,000
Dividend payable	-	-	-	-	(10,685)	-	(10,685)
Issuance of subsidiary ownership interests beneficial conversion feature	-	-	(212,453)	-	-	212,453	-
Net (loss) for the year ended April 30, 2011	-	-	-	-	(3,466,111)	(174,812)	(3,640,923)
Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

Rounding of shares on stock reverse	2	-	-	-	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	602,051	-	-	-	602,051
Financing fee for warrants issued as additional consideration	-	-	240,734	-	-	-	240,734
Issuance of shares related to reverse merger	1,230,349	12,303	(15,000)	2,697	-	-	-
Issuance of common stock for cash	26,983,938	269,839	4,711,678	225,000	-	-	5,206,517
Conversion of convertible preferred stock to common stock	2,983,293	29,832	357,995	-	-	-	387,827
Beneficial conversion feature on convertible note	-	-	610,182	-	-	-	610,182
Conversion of debenture to common stock	2,059,625	20,598	772,068	290,592	-	-	1,083,258
Options issued to employees and consultants	-	-	34,491	-	-	-	34,491
Issuance of shares related to consulting agreements	846,087	8,461	152,296	-	-	-	160,757
Net (loss) for the year ended April 30, 2012	-	-	-	-	(6,164,266)	(178,321)	(6,342,587)
Balance, April 30, 2012	45,269,055	$452,690	$16,751,775	$518,289	$(16,780,717)	$(290,241)	$651,796

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended April 30, 2012 and 2011

	For the Year Ended April 30,		For the period from May 23, 2007 (Inception) through April 30,
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(6,164,266)	$(3,476,796)	$(16,780,717)
Non-controlling interest in net (loss)	(178,321)	(174,812)	(1,748,843)
Adjustments to reconcile net (loss) to net
cash (used) provided by operating activities:
Depreciation and amortization expense	4,832	6,741	19,015
Loss on sale of assets	3,652	11,351	15,003
Loss on investment	12,295		12,295
Loss due to late payment penalty	1,200,000		1,200,000
Common stock issued for services	195,248	165,000	360,248
Imputed interest	-	1,650	1,650
Amortization of debt discount	1,719,839	538,727	2,258,566
Loss on conversion of debt	20,385	-	20,385
Impairment expense	932,454	1,830,000	2,762,454
Financing fee on issuance of warrants	240,734	-	240,734
Amortization of deferred loan cost	10,000	-	10,000
Decrease (increase) in assets:
Prepaid expenses	(5,994)	65,795	(5,994)
Related party receivable	(27,785)	-	(27,785)
Deferred loan costs	-	(48,822)	(48,822)
Deposits	(4,696)	-	(14,696)
Increase (decrease) in liabilities:
Accounts payable, including related party
amounts of $131,162 and $131,162 at
April 30, 2012 and 2011, respectively	(65,485)	294,423	455,303
Accrued expenses	529,472	298,125	982,877
Net cash (used) in operating activities	(1,577,636)	(488,618)	(10,288,327)

Cash flows from investing activities
Escrow account	135,000	(135,000)	-
Proceeds from sale of Snider Ranch	-	1,130,602	1,130,602
Purchase of Hunza option	(5,232,454)	(1,830,000)	(7,062,454)
Purchase of fixed assets	(5,813)	(22,599)	(54,062)
Proceeds from sale of fixed assets	-	3,010	3,010
Net cash (used) in investing activities	(5,103,267)	(853,987)	(5,982,904)

Cash flows from financing activities
Capital contributions from members	-	723,796	8,023,387
Acquisition of noncontrolling interest	-	-	(500,000)
Proceeds from debt	2,660,000	1,424,900	5,734,900
Proceeds from issuance of preferred stock	360,000	1,000,000	1,360,000
Proceeds from issuance of common stock	5,206,517	-	5,206,517
Payments on notes payable	(1,500,000)	(1,688,346)	(3,389,900)
Net cash provided by financing activities	6,726,517	1,460,350	16,434,904

Net increase (decrease) in cash	45,614	117,745	163,673
Cash - beginning	118,059	314	-
Cash - ending	$163,673	$118,059	$163,673

MMEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

Supplemental disclosures:
Interest paid	$-	$365,288	$483,723
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$-	$(282,651)	$(282,651)
Effect of reverse acquisition merger	$-	$(70,832)	$(70,832)
Conversion of minority interest into equity	$-	$(22,839)	$(22,839)
Additional ownership interest in subsidiary	$-	$212,453	$212,453
Issuance of contingent consideration from merger	$(15,000)	$-	$(15,000)
Stock issued for conversion of debt	$1,450,699	$-	$1,450,699
Preferred stock beneficial conversion feature	$-	$1,000,000	$1,000,000
Common stock beneficial conversion feature	$610,183	$-	$610,183
Purchase of Hunza option	$3,000,000		$3,000,000
Debt discount on issuance of warrants	$602,051	$1,034,900	$1,636,951
Convertible debenture issued by agreement	$1,200,000	$-	$1,200,000

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

Organization
MMEX Mining Corporation (the Company or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 400,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned at April 30, 2012 a 98.6% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX. On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

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

As of the date of the merger agreement, MCCH was focused on the development of both thermal and metallurgical coal projects in the United States and in Colombia. MCCH had two coal project interests at the date of closing, Carpenter Creek, which was sold on March 18, 2011 for $2,248,401 and Snider Ranch, Montana which was sold on December 21, 2010 for $1,500,000.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Armadillo Group Holdings Corporation: A 78.12% ownership of Armadillo Mining Corp. (“AMC”) in Colombia. As of the date of closing of the merger, AMC had exclusive options to acquire two metallurgical coal mines in the Cundinamarca province of Colombia: (i) Caparrapi is a permitted mine with minimum production and with a resource potential of 11 million metric tons; (ii) Yacopi has resource potential of 40 million metric tons. AMC has terminated the exclusive options for the Caparrapi and Yacopi mines. On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine Company in Colombia producing metallurgical coal, with a potential resource of 16 million tons to 90 million tons based on existing exploration resources reports.  The agreement required an exclusivity fee of $1,400,000 that was completed on March 22, 2011, and $5,000,000 to be deposited to an exploration fund to continue the financing of an exploration and drilling program.  On February 3, 2012 the parties to the Hunza Agreement executed and delivered an amendment thereto, which, among other things, provided that:

(a)
in order to exercise the option to acquire 50% of Hunza, AMCC would be required to complete the payment of exclusivity fees on or before February 29, 2012, including issuing on February 3, 2012 a $1,200,000 debenture convertible into 4,000,000 Common Shares to Black Stone Investment S.A. Black Stone Investment S.A. converted the March 2012 Debenture into 4,000,000 Common Shares in two tranches: (i) 1,794,000 Common Shares were issued on March 8, 2012; and (ii) 2,206,000 Common Shares were issued on May 1, 2012.

(b)
after exercise of the option, AMCC would be obligated to fund an additional $3,000,000 upon the earlier of May 1, 2013 and 90 calendar days after the delivery of a technical report in respect of the work program to be carried out on the Hunza Project (see “The Hunza Project - Recommendations”); and

(c)	AMCC would pledge one half of its interest in Hunza to secure any payment default by AMCC, which default would result in a reduction of the AMCC’s interest to 25% of Hunza.

Nature of Business
Our current strategy is to pursue various coal exploration projects in Colombia and expand to other minerals in other South American countries with development partners.

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $16,780,717 and has used net cash in operations of $10,288,327 for the period from inception (May 23, 2007) through April 30, 2012. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

MMEX Mining Corporation (“MMEX”)	-	Corporation	Nevada	Parent
MCC Merger, Inc. (“MCCM”)	100%	Corporation	Delaware	Holding Sub
Maple Carpenter Creek Holdings, Inc. (“MCCH”)	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC ("MCC”)	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC (“CC”)	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isl.	Subsidiary
Armadillo Mining Corp. (“AMC”)	98.6%	Corporation	British Virgin Isl.	Subsidiary

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

Equity method accounting
The Company accounts for investments in properties for which it owns a voting interest and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in investment in property in the long-term portion of assets of the balance sheet. Equity method investments are subject to impairment testing and the Company’s proportionate share of income or loss is included in other income (expense).  During the years ended April 30, 2012 and 2011, the Company recognized ($12,295) and $0, respectively, as a result of losses in investments in property. See Footnote 6 for further information regarding investments in properties.

Impairment of Long-Lived Assets
The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires that those assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

Escrow account
At April 30, 2011, the Company reported $135,000 of short-term funds held in escrow relating to various leases sold in the Carpenter Creek sale.  The escrow fund was refunded in October 2011 resulting in a zero balance at year end April 30, 2012.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2012 and 2011, respectively.

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

Income or loss per share
Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock.  For 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Loss per share is based on the weighted average number of shares outstanding of 17,833,979 and 8,249,856, for the years ended April 30, 2012, and 2011, respectively.

Recently issued accounting pronouncements
In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $16,780,717 and a working capital deficit of $5,591,410 at April 30, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Starting on October 13, 2010 and at various times through January 31, 2011, the Company’s Director Bruce N. Lemons advanced the Company a total of $25,800.  On February 1, 2011, the advance was converted into a promissory note that carried a 25% interest rate, matured on January 27, 2012 and was convertible into the Company’s common stock at the holders’ option at $0.10 per common share.  The promissory note plus interest of $32,250 was paid in full on March 23, 2011. In addition, the Company issued 32.250 warrants to purchase shares of the Company’s common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.

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

On March 18, 2011, the Company issued a $290,000 notes payable to Montana Coal Royalty, LLC in exchange for the relinquishment of a royalty agreement upon the sale of Carpenter Creek.  Montana Coal Royalty, LLC is owned equally by The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO and AAM Investments, LLC which is owned principally by a trust for Mr. Lemons’ family, a director of the Company.

For the period from inception (May 23, 2007) through April 30, 2012, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

On April 26, 2012, the Board of Directors determined that the remaining milestones and acceleration regarding the Merger Agreement had been reached and the Corporation issued the remaining 500,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, Jack Hanks.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	April 30, 2012	April 30, 2011
Software and hardware	$24,373	$22,599
Less accumulated depreciation and amortization	(7,339)	(2,894)
	$17,034	$19,705

Depreciation and amortization expense totaled $4,832 and $6,741 for the years ended April 30, 2012 and 2011, respectively.

Assets with a net book value of $3,652 were disposed of during the fiscal year ended April 30, 2012 with no proceeds received; therefore, a loss on disposal of assets was recognized of $3,652.

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

•
In order to exercise the option to acquire 50% of Hunza, the Company would be required to complete the payment of exclusivity fees on or before February 29, 2012, including issuing a $1.2 million note convertible into 4,000,000 shares of the Company’s common stock.  On March 8, 2012, $538,200 of the note was converted into 1,794,000 shares of the Company’s common stock.

•
After exercise of the option, the Company would be obligated to fund an additional $3.0 million upon the earlier of May 1, 2013 or 90 days after the completion of the technical resources report which will be commissioned by Hunza.

•	The Company would pledge one half of its interest in Hunza to secure any payment default by the Company, which default would result in a reduction of the Company’s interest to 25% of Hunza.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

As a result of the acquisition of the 50% interest in Hunza, the board of directors and operating committee of Hunza consist of four members in total: two members from the Company; namely, Jack Hanks (CEO) and Nabil Katabi (Director).  The other two members of the board of directors and operating committee are non-related party to MMEX and jointly own the other 50% interest in Hunza and are themselves, brothers, and therefore, related party to each other (the “Original Shareholders).  The Original Shareholders have the right to, in the occurrence of a deadlock between themselves and the two board members from the Company, repurchase the 50% ownership from the Company at its fair value.  The Company does not have primary control over the Original Shareholders or Hunza.

On March 8, 2012, the final exclusivity payment of $3,600,000 was made with an additional $700,000 payment to the exploration fund, for a total of $2,015,559 contributed to the exploration fund, the Hunza purchase was completed.

During the course of fiscal years ended April 30, 2012 and 2011, impairments of $932,343 and $1,830,000 were taken due to the fact that it was uncertain whether or not the Company would be able to purchase the option to own 50% of Hunza.  During the fourth quarter of the fiscal year ended April 30, 2012, the Company did obtain the option with the final payment of $3,600,000 of cash and exercised it with the final payment of $700,000.  In addition, the Company obtained a valuation report from an independent contractor, as well as a feasibility report, indicating that production and exploration of Hunza is probable and economical.  The Company considered whether impairment of the payments made during the fourth quarter was necessary, but determined that based upon the information contained within the two reports received, that the investment bears value to the Company that exceeded the cash amounts paid during the fourth quarter, in addition to the future cash payment of $3,000,000 expected to be paid within the next twelve months.

The Company has capitalized the $3,600,000 exclusivity payment, $3,000,000 payable due, and the $700,000 exploration fund payments as investment in the property and will report income and loss from the investment by the equity method of accounting.

The following table reflects the balance sheet and income statement as of April 30, 2012 for the Hunza equity investment:

Assets:
Cash and cash equivalents	$1,567,251
Other current assets	34,554
Total Current Assets	1,601,805

Property and equipment	22,972
Intangible and other assets	217,546
Total Assets	$1,842,323

Liabilities and shareholders' equity:
Accounts payable	$50,159
Other liabilities	75,744
Total Liabilities	125,903

Shareholder's Equity	1,716,420
Total Laibilities and Shareholders' Equity	$1,842,323

Expenses:
Administrative expenses	$279,137
Other expenses	101
Loss before taxes	279,238
Income tax expense (benefit)	(20,670)
Net loss of the period	$258,568

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 – ACCRUED EXPENSES

As of April 30, 2012 and 2011 accrued expenses included the following:

	April 30, 2012	April 30, 2011
Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	117,543	195,617
Accrued Consulting	548,145	110,849
Accrued Dividend	110,685	10,685
Accrued Interest	143,963	73,713
	$982,877	$453,405

NOTE 8 – NOTES PAYABLE

In November of 2009 the Company entered into a $300,000 note agreement which carried a 10% interest rate due on July 15, 2010.  Accrued interest of $92,986 and $62,986 was outstanding at April 30, 2012 and April 30, 2011, respectively.  As of April 30, 2012, this note is in default.

On March 18, 2011, the Company issued a $290,000 related party promissory note due and payable on March 18, 2012.  The note carries a 10% interest rate.  Accrued interest of $32,416 and $3,416 was outstanding at April 30, 2012 and April 30, 2011, respectively.  The debt is collateralized with 2,900,000 MMEX Mining Corporation common stock shares.

NOTE 9 – CONVERTIBLE DEBENTURES

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.  Accrued interest of $10,735 and $5,735 was outstanding at April 30, 2012 and April 30, 2011 respectively.  As of April 30, 2012 this note is in default.

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the “Notes”) due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors.  The Notes are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect.  In addition, the Company issued 643,625 warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  All but $25,000 of the promissory notes plus interest were paid in full on March 23, 2011.  As of April 30, 2012 the remaining $25,000 was in default.

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

The Company allocated the proceeds from the issuance of the notes to the warrants and the notes based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $680,000 was recorded as an increase in additional paid-in capital and was limited to the note balance. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original six-month term of the notes as additional interest expense.

On October 14, 2011, $106,250 of these notes plus interest was converted into common stock.  As consideration for the extension of the balance of the notes, the Company issued 989,188 warrants to purchase shares of the Company’s common stock at an exercise price of $.20 per share on or before April 25, 2014.  The warrants were valued at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $195,646 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a financing fee being recorded for the same amount.

On February 17, 2012, $43,750 of these notes plus interest was converted into common stock, and on April 24, 2012, $368,750 of these notes plus interest was converted into common stock.  At April 30, 2012 the stock associated to $368,750 notes and interest remained unissued.  Capital stock payable in the amount of $415,592 and loss on conversion of the debentures of $46,842 was recorded.

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

On April 25, 2012, the holder of the above note elected to convert their note and accrued interest into 625,000 common shares under the same terms as provided to investors in the March 2, 2012 private placement. The shares remained unissued at April 30, 2012.  In addition, the Company issued 625,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.30 per share on or before three years from the issuance date.

Since the debt was converted at a higher price than under the terms of the note agreement, a gain on conversion of shares of $250,000 was reported.  The Company allocated the proceeds from the issuance of the shares to the warrants and the shares on their fair market values at the date of conversion using the Black-Scholes model.  The value assigned to the warrants of $148,215 was recorded as a reduction in the gain realized on the conversion of the shares and an increase in additional paid-in capital.  In addition, the beneficial conversion feature of $80,183 was fully expensed on April 25, 2012 due to the conversion of the note into common shares.

On March 1, 2012, the Company issued a $1,200,000 convertible debenture as part of an amendment to its acquisition of the Hunza mine.  The note is due and payable on March 1, 2017 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $.30.  On March 8, 2012 $538,200 of the note was converted into 1,794,000 of the Company's common stock.  No gain or loss was recognized on the conversion as it was within the terms of the convertible debenture.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The Company recorded the intrinsic value of the beneficial conversion of $200,000 as debt discount and will amortize the discount if the note is converted or over the life of the convertible debenture.  As a result of the conversion of part of the convertible debenture, $89,700 of the beneficial conversion debt discount was recognized as expense on March 8, 2012.

On April 25, 2012, the notes dated September 9, 2011, October 28, 2011 and December 8, 2011 and $375,000 from the April 25, 2011 offering were consolidated into a new $1,500,000 note.  The note is due and payable on July 31, 2013, carry an additional 10% interest rate due in full at maturity. The computed interest of $150,000 was added to the balance of the note and recorded as additional debt discount.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations.  The note is secured with 2,995,000 of the Company's common stock.

The Company recorded the intrinsic value of the beneficial conversion of $330,000 as debt discount and will amortize the discount over the original fifteen month term of the Note.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock ( the “Preferred Stock”) to an unrelated party in exchange for an investment of $1,000,000.  The shares may be converted into the Company’s common shares at $0.40 per common share.  The Preferred Stock carry a 10% cumulative dividend and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction.  The Company is required to redeem the shares at a liquidation value of $1.00 per share plus any accrued and unpaid dividends.  Due to the mandatory redemption feature, the Company recorded the investment as a liability under ASC Subtopic 480-10.

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation common stock shares.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method.  The Company recorded amortization on loan costs in the amount of $1,178 and $10,000 for the years ended April 30, 2012 and 2011, respectively.  Dividends payable were $110,685 and $10,685 for the period ended April 30, 2012 and 2011, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of MMEX Mining Corporation common stock at a price of $.10475 per share. As the conversion took place at below the market price  and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded.

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

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock. There were 45,269,055 shares issued and outstanding at April 30, 2012. The Company had a commitment to issue 1,500,000 shares of common stock pursuant to the merger with MCCH recorded as a subscription payable at par value of $15,000 on October 31, 2010. On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining shares in accordance with the merger agreement.

For the period from inception (May 23, 2007) through April 30, 2012, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

On February 17, 2012, 109,375 shares of MMEX Mining Corporation common stock at a price of $.40 per share were issued as a result of a conversion of $43,750 of debt and interest which had been requested on October 19, 2012.

On February 17, 2012 the Company granted 546,087 shares of restricted common stock to a consultant for consulting services provided. The total fair value of the common stock was $103,757 based on the closing price of the Company’s common stock on the date of grant.

On March 2, 2012, the Company completed a private placement of units to South American investors (the “March 2012 Private Placement”). Each unit consisted of one Common Share and one Common Share purchase warrant and was issued at $0.20 per unit. The Corporation received gross proceeds of US$5,509,288. Of the total 27,546,438 common shares due associated with the private placement, the Company was only able to issue 26,421,438 by April 30, 2012, the remaining 1,125,000 common shares were issued after authorization in its authorized share capital. In conjunction with the private placement, an unrelated party received 300,000 common shares at a price of $0.20 as compensation for services. Each warrant entitles the holder to acquire one common share at a price of US$0.30 per Common Share for a period of three years.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The Company computed the proceeds from the issuance of the common shares to the warrants and the shares based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $9,546,249 is provided for footnote purposes only.

On March 8, 2012, $538,200 of the $1,200,000 convertible note issued in conjunction with the Hunza amendment was converted into 1,794,000 shares of the Company’s common stock at a price of $.30 per share.  No gain or loss was recognized on this conversion as the note was converted within the terms of the agreement.

On April 26, 2012, the Company granted 250,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.  At April 30, 2012, only 4,874 of these shares had been issued, the remaining 245,126 shares were recorded as common stock payable at par value of $2,451.

On April 26, 2012, the Company issued 250,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.   At April 30, 2012, only 225,475 of these shares had been issued, the remaining 24,525 shares were recorded as common stock payable at par value of $246.

Stock-based compensation

On March 7, 2012, three directors of the Company (the “Optionees”) received 2,000,000 unvested stock options exercisable for the common stock; after service of one year, 50% will be vested, and after service of the second year the remaining 50% will become vested; with an actual term of ten years from the date of grant.  The Company recorded stock-based compensation of $34,491 in operating expenses for the fiscal year ended April 30, 2012 related to stock option grants made to the Optionees.  No stock-based compensation expense was recorded during the fiscal year ended April 30, 2011 related to stock option grants.

A summary of option activity during the fiscal year ended April 30, 2012 and changes during the year then ended is presented below:

	April 30, 2012			April 30, 2011
		Weighted			Weighted
		average			average
	Number of	exercise	Life	Number of	exercise	Life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	-	$-	-	-	$-	-
Granted	2,000,000	0.35	10	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Expired	-	-	-	-	-	-

Outstanding at end of year	2,000,000	$0.35	9.83	-	$-	-

Options exercisable at end of year	-	$-	-	-	$-	-

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the fiscal year ended April 30, 2012 was $0.23 per share.  There were 2,000,000 options granted during the fiscal year ended April 30, 2012.  The ranges of assumptions used during the fiscal year ended April 30, 2012 are as follows:

April 30, 2012 Employee Options
Expected volatility	294%
Risk-free interest rate	0.85%
Forfeiture rate	0%
Expected dividend rate	0%
Expected life (yrs)	5.75

The expected volatility is based on the weighted average of the historical volatility of the Company’s stock.

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company’s employee stock options.

The dividend yield assumption is based on the Company’s history of not paying dividends and no future expectations of dividend payouts.

The expected life of the stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Warrants

During the fiscal year ended April 30, 2012 and 2011, the Company issued vested warrants totaling 31,249,220 and 1,456,125, respectively to non-employees.   These warrants were valued using a Black Scholes Model and the amounts were recorded as either debt discounts or stock-based compensation.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to non-employees based upon estimated fair values.  The Company recorded stock-based compensation in operating expenses for non-employees of $1,401,143 and $553,578 for the fiscal years ended April 30, 2012 and 2011, respectively.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its warrants expense issued to non-employees.   There were 31,249,220 warrants granted during the fiscal year ended April 30, 2012.  The ranges of assumptions used during the fiscal year ended April 30, 2012, are as follows:

April 30, 2012 Warrants
Expected volatility	263.4% to 321.2%
Risk-free interest rate	0.31% to 0.81%
Forfeiture rate	0%
Expected dividend rate	0%
Expected life (yrs)	2.50 to 3.00

The expected volatility is based on the weighted average of the historical volatility of the Company’s stock.

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company’s non-employee stock options.

The dividend yield assumption is based on the Company’s history of not paying dividends and no future expectations of dividend payouts.

The expected life of the warrants  represents the weighted-average period that the warrants are expected to remain outstanding and was determined based on historical experience of similar warrants, giving consideration to the contractual terms of the warrants, vesting and expectations of future investor behavior as influenced by changes to the terms of its warrants.

MMEX Mining Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

A summary of warrant activity during the fiscal year ended April 30, 2012 and changes during the year then ended is presented below:

	April 30, 2012			April 30, 2011
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	1,456,125	$0.89	2.89	-	$-	-
Granted	31,249,220	0.30	3	1,456,125	0.89	3.00
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Expired	-	-	-	-	-	-

Outstanding at end of year	32,705,345	$0.33	2.14	1,456,125	$0.89	2.89

Warrants exercisable at end of year	32,705,345	$0.33	2.14	1,456,125	$0.89	2.89

Common stock reserved

At April 30, 2012, 51,589,475 shares of common stock were reserved 12,098,037 for debt conversion purposes, 6,786,094 for pledged shares and 32,705,344 for issuance of warrants outstanding.

Preferred Stock

On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $.001 par value Series A Preferred Stock.  The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share.   The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction.  Dividends payable were $110,685 and $10,685 for the period ended April 30, 2012 and 2011, respectively.

NOTE 12 – NON-CONTROLLING INTERESTS

On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”), a holding Company, with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned an 80% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX resulting in 100% ownership of AHGC.  On March 22, 2011, AHGC acquired a 14.6% of AMC and on April 30, 2012, an additional 4% interest for a total of 98.6% based upon agreement with the minority interest holder to reduce their interest based upon proportionate share of additional capital contributed to AMC.

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

On April 26, 2012, the Board of Directors determined that the remaining milestones and acceleration regarding the Merger Agreement had been reached and the Corporation issued the remaining 500,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, Jack Hanks.

After exercise of the Hunza option, the Company is obligated to fund an additional $3.0 million upon the earlier of May 1, 2013 or 90 days after the completion of the technical resources report which will be commissioned by Hunza. The Company pledged one half of its interest in Hunza as collateral; therefore, any payment default by the Company will result in a reduction of the Company’s interest to 25% of Hunza.

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

Lease expense was $0 and $1,108,831 for the years ended April 30, 2012 and 2011, respectively.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $4,694,327 as of April 30, 2012 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $4,694,327 expire in various years through 2030.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  There were no uncertain tax positions taken by the Company.

Deferred tax asset and the valuation account is as follows:

	April 30, 2012	April 30, 2011
Deferred tax asset:
NOL Carryforward	$1,467,319	$687,004
Valuation allowance	(1,467,319)	(687,004)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL Benefit	780,316	687,004
Change in valuation allowance	(780,316)	(687,004)
	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's results of operations or financial condition.  In connection with preparing the accompanying financial statements for the years ended April 30, 2011 and 2010, management evaluated subsequent events through the date that such financial statements were issued.

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

On May 1, the Company issued the balance of The Maple Gas Corporation’s 245,126 shares, and AAM Investments, LLC’s 24,525 shares mentioned in the April 26, 2012 above.  The total 269,651 shares were issued at The Maple Gas Corporation and AMM Investments, LLC’s request to DelaVega Trading Ltd, an entity controlled by Nabil Katabi.

On May 1, 2012, 131,250 shares of MMEX Mining Corporation common stock were issued at a price of $.33 per share as a result of a conversion of $43,750 of debt and interest.

On May 1, 2012, the $661,800 balance of the $1,200,000 Hunza amendment convertible note was converted into 2,206,000 shares of the Company’s common stock at a price of $.30 per share.

On May 1, 2012, the Corporation issued 625,000 shares of the Company’s common stock at a price of $0.20 per share upon the conversion of $125,000 convertible debenture.  The investment was made under the terms provided in the March 2, 2012 private placement.

On May 1, 2012, the Corporation issued 500,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement.

On May 16, 2012, the Corporation issued 3,480,000 shares of the Company’s common stock at $0.10 per share to Montana Coal Royalty, LLC pursuant to conversion of $348,000 of a note and interest.  Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation.

On May 16, 2012, the Corporation issued 375,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement.

On May 16, 2012, the Corporation issued 985,800 shares of the Company’s common stock at $0.33 per share to an unrelated party, in exchange for conversion of a total of $325,000 notes and interest.

On June 5, 2012, the Corporation issued a total of 881,032 shares of the Company’s common stock, 144,932 at $.23 per share and 736,100 at $.30 per share, to an unrelated party pursuant to a consulting agreement.

On June 15, 2012, the Corporation issued 250,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms of the March 2, 2012 private placement.

On August 1, 2012 the Company entered into a $10,000 loan agreement with BNL Family Partners, for which Mr. Lemons, a Company director, currently has voting and investment power.  The promissory note carries a 20% interest rate until maturity at September 30, 2013.  The Notes are convertible into the Company’s common stock at the holders’ option at $.20 per common share. The holder may accelerate repayment of the Note upon the Company raising additional capital of $150,000.  In addition, the Company issued 10,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.30 per share on or before three years from the issuance date of the warrant.

On August 1, 2012 the Company entered into a $13,000 loan agreement with Delavega Trading Ltd,. for which Mr. Katabi, a Company director, currently has voting and investment power.  The promissory note carries a 20% interest rate until maturity at September 30, 2013.  The Notes are convertible into the Company’s common stock at the holders’ option at $.20 per common share. The holder may accelerate repayment of the Note upon the Company raising additional capital of $150,000.  In addition, the Company issued 13,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.30 per share on or before three years from the issuance date of the warrant.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.