Form 10-Q
period 2012-07-31
MMEX Mining Corp
filed 2012-09-14
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of September 4, 2012 was 54,972,788.

MMEX MINING CORPORATION & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
July 31, 2012

Part I.	Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets	3

	Unaudited Condensed Consolidated Statements of Operations	4

	Unaudited Condensed Consolidated Statement of Stockholder’s Equity (Deficit)	5

	Unaudited Condensed Consolidated Statements of Cash Flows	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T.	Controls and Procedures	35

Part II.	Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Mining Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits and Reports on Form 8-K	37

Signatures		38

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	July 31,	April 30,
	2012	2012
Assets

Current assets:
Cash	$544	$163,673
Prepaid Legal Fees	-	5,994
Other assets - current	10,000	10,000
Total current assets	10,544	179,667

Property and equipment, net	16,444	17,034

Other assets:
Deferred loan costs - long term	26,322	28,822
Deposits	14,696	14,696
Investment accounted for under equity method in property	7,254,880	7,287,705

Total Assets	$7,322,886	$7,527,924

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$531,151	$419,486
Related party payables	19,652	8,033
Accrued expenses	693,780	536,603
Accrued expenses - related party	212,999	446,274
Due on investment in property	3,000,000	3,000,000
Convertible notes, net of discount of $0 at July 31, 2012 and April 30, 2012, both currently in default	75,000	75,000
Convertible debenture, net of discount of $103,619 at April 30, 2012	-	558,181
Notes payable, currently in default	300,000	300,000
Notes payable - related party	-	290,000
Convertible preferred stock	137,500	137,500
Total current liabilities	4,970,082	5,771,077

Long-term liabilities:
Convertible notes, net of discount of $432,430 and $585,367
at July 31, 2012 and April 30, 2012, respectively	1,217,570	1,064,633
Preferred stock - mandatory redemption right, net of $959,582 and
$959,424 discount at July 31, 2012 and April 30, 2012, respectively	40,576	40,418

Total Liabilities	6,228,228	6,876,128

Stockholders' (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized,
54,972,788 and 45,269,055 shares issued and outstanding
at July 31, 2012 and April 30, 2012, respectively	549,727	452,690
Common stock payable	-	518,289
Additional paid in capital	18,853,365	16,751,775
Non-controlling interest	(294,428)	(290,241)
Accumulated (deficit) during the exploration stage	(18,014,006)	(16,780,717)
Total Stockholders' (Deficit)	1,094,658	651,796

Total Liabilities and Stockholders' (Deficit)	$7,322,886	$7,527,924

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the three months ended		For the period May 23, 2007 (Inception) through
	July 31,		July 31,
	2012	2011	2012
Revenue:
Revenues	$-	$-	$10,000

Operating Expenses:
Exploration and development	-	-	3,207,262
General and administrative	72,620	113,931	4,552,924
Payroll and taxes	128,643	127,220	2,450,144
Professional fees	265,562	76,282	4,499,349
Impairment expense	-	213,668	2,762,454
Depreciation and amortization	1,240	1,234	20,255
Total operating expenses	468,065	532,335	17,492,388

Net operating (loss)	(468,065)	(532,335)	(17,482,388)

Other income (expense):
Interest income	-	-	59
Gain on disposition of property	-	-	2,592,023
Loss on debt conversion	(441,960)	-	(462,345)
Loss on investment in property	(32,825)	-	(12,295)
Loss on disposal of fixed assets	-	-	(15,003)
Interest expense	(294,626)	(560,827)	(4,354,262)
Total other income (expense)	(769,411)	(560,827)	(2,251,823)

Net (loss) before non-controlling interest	(1,237,476)	(1,093,162)	(19,734,211)

Non-controlling interest in loss of
consolidated subsidiaries	4,187	22,228	1,753,030

Net (loss)	$(1,233,289)	$(1,070,934)	$(17,981,181)

Weighted average number of
common shares outstanding -
basic and fully diluted	52,726,069	11,165,761

Net (loss) per share - basic
and fully diluted	$(0.02)	$(0.10)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests

							Total
							Stockholders
							Equity (deficit)
	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	5,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007
(Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	5,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	5,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	5,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	-	(282,651)	(282,651)
Common stock issued for services	50,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	1,650	-	-	-	1,650
Effect of reverse acquisition merger	4,584,427	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	31,334	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	1,500,000	15,000	-	(15,000)	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	1,034,900	-	-	-	1,034,900
Discount from the issuance of Preferred Stock allocated to warrants	-	-	1,000,000	-	-	-	1,000,000
Dividend payable	-	-	-	-	(10,685)	-	(10,685)
Issuance of subsidiary ownership interests beneficial conversion feature	-	-	(212,453)	-	-	212,453	-
Net (loss) for the year ended April 30, 2011	-	-	-	-	(3,466,111)	(174,812)	(3,640,923)
Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

Rounding of shares on stock reverse	2	-	-	-	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	602,051	-	-	-	602,051
Financing fee for warrants issued as additional consideration	-	-	240,734	-	-	-	240,734
Issuance of shares related to reverse merger	1,230,349	12,303	(15,000)	2,697	-	-	-
Issuance of common stock for cash	26,983,938	269,839	4,711,678	225,000	-	-	5,206,517
Conversion of convertible preferred stock to common stock	2,983,293	29,832	357,995	-	-	-	387,827
Beneficial conversion feature on convertible note	-	-	610,182	-	-	-	610,182
Conversion of debenture to common stock	2,059,625	20,598	772,068	290,592	-	-	1,083,258
Options issued to employees and consultants	-	-	34,491	-	-	-	34,491
Issuance of shares related to consulting agreements	846,087	8,461	152,296	-	-	-	160,757
Net (loss) for the year ended April 30, 2012	-	-	-	-	(6,164,266)	(178,321)	(6,342,587)
Balance, April 30, 2012	45,269,055	$452,690	$16,751,775	$518,289	$(16,780,717)	$(290,241)	$651,796

Issuance of shares related to reverse merger	269,651	2,697	-	(2,697)			-
Issuance of common stock for cash	1,125,000	11,250	213,750	(225,000)			-
Conversion of accounts payable to common stock	881,032	8,810	245,351				254,161
Conversion of debenture to common stock	7,428,050	74,280	1,642,489	(290,592)			1,426,177
Net (loss) for the three months ended July 31, 2012					(1,233,289)	(4,187)	(1,237,476)
	54,972,788	549,727	18,853,365	-	(18,014,006)	(294,428)	1,094,658

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the period from
			May 23, 2007
	For the three months ended 31-Jul		(Inception) through
	2012	2011	July 31, 2012
Cash flows from operating activities
Net (loss)	$(1,233,289)	$(1,070,934)	$(18,014,006)
Non-controlling interest in net (loss)	(4,187)	(22,228)	(1,753,030)
Adjustments to reconcile net (loss) to net
cash (used) provided by operating activities:
Depreciation and amortization expense	1,240	1,234	20,255
Loss on sale of assets	-	-	15,003
Loss on investment	32,825	-	45,120
Loss due to late payment penalty	-	-	1,200,000
Common stock issued for services	-	-	360,248
Imputed interest	-	-	1,650
Amortization of debt discount	256,714	514,360	2,515,280
Loss on conversion of debt	441,960	-	462,345
Impairment expense	-	213,668	2,762,454
Financing fee on issuance of warrants	-	-	240,734
Decrease (increase) in assets:
Prepaid expenses	5,994	-	-
Employee receivable	-	(1,652)	-
Deferred loan costs	2,500	2,500	(36,322)
Deposits	-	(4,696)	(14,696)
Increase (decrease) in liabilities:
Accounts payable	111,665	(55,096)	531,150
Related party payable	11,619	(15,979)	19,652
Accrued expenses	210,480	120,435	1,193,357
Net cash (used) in operating activities	(162,479)	(318,388)	(10,450,806)

Cash flows from investing activities
Proceeds from sale of Snider Ranch	-	-	1,130,602
Purchase of Hunza option	-	(213,668)	(7,062,454)
Purchase of fixed assets	(650)	(4,082)	(54,712)
Proceeds from sale of fixed assets	-	-	3,010
Net cash (used) in investing activities	(650)	(217,750)	(5,983,554)

Cash flows from financing activities
Capital contributions from members	-	-	8,023,387
Acquisition of noncontrolling interest	-	-	(500,000)
Proceeds from debt	-	160,000	5,734,900
Proceeds from issuance of preferred stock	-	260,000	1,360,000
Proceeds from issuance of common stock	-	-	5,206,517
Payments on notes payable	-	-	(3,389,900)
Net cash provided by financing activities	-	420,000	16,434,904

Net increase (decrease) in cash	(163,129)	(116,138)	544
Cash - beginning	163,673	118,059	-
Cash - ending	$544	$1,921	$544

Supplemental disclosures:
Interest paid	$-	$-	$483,723
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$-	$-	$(282,651)
Effect of reverse acquisition merger	$-	$-	$(70,832)
Conversion of minority interest into equity	$-	$-	$(22,839)
Additional ownership interest in subsidiary	$-	$-	$212,453
Issuance of contingent consideration from merger	$-	$-	$(15,000)
Stock issued for conversion of debt	$(985,440)	$-	$465,259
Stock issued for conversion of accrued compensation	$254,162	$-	$254,162
Stock issued for common stock payable	$518,289	$-	$518,289
Preferred stock beneficial conversion feature	$-	$-	$1,000,000
Common stock beneficial conversion feature	$-	$-	$610,183
Purchase of Hunza option	$-	$-	$3,000,000
Debt discount on issuance of warrants	$-	$314,216	$1,636,951
Convertible debenture issued by agreement	$-	$-	$1,200,000

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

The accounting policies followed by MMEX Mining Corporation are set forth in the Company’s financial statements that are a part of its April 30, 2012, Form 10-K and should be read in conjunction with the financial statements for the three months ended July 31, 2012, contained herein.

The financial information included herein as of July 31, 2012, and for the three month periods ended July 31, 2012 and 2011, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $17,981,181 and used net cash in operations of $10,450,806 for the period from inception (May 23, 2007) through July 31, 2012. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Fair value of financial instruments
On January 1, 2011, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2011, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of July 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of April 30, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
	$-	$-	$-	$-

The Company’s financial instruments consist of cash and cash equivalents, equity investments, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of equity investments and long-term debt also approximate their fair values since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the three months ended July 31, 2012 and 2011, respectively.

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

Non-controlling interest
The Company accounts for non-controlling interest (“minority interest”) in accordance with ASC 810-10-45-18 through 21 which allows revenues, expenses, gains and losses, net income, or loss, and other comprehensive income to be reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to the owners of the parent and the non-controlling interest.  Net income or loss and comprehensive income or loss are attributed to the parent and the non-controlling interest.  Losses attributable to the parent and the non-controlling interest in a subsidiary may exceed their interests in the subsidiary’s equity.  The excess, and any further losses attributable to the parent and the non-controlling interest, shall be attributed to those interests.  That is, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Recently issued accounting pronouncements
In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $18,014,006 and a working capital deficit of $4,959,538 at July 31, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

For the period from inception (May 23, 2007) through July 31, 2012, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

On May 1, 2012, the Company issued 131,250 shares of common stock to DelaVega Trading Ltd., an entity controlled by one of the Company’s Directors, Nabil Katabi, pursuant to conversion of a note and accrued interest of $43,750 at a price of $.33 per share. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $5,250 was reported during the fiscal year ended April 30, 2012.

On May 16, 2012, the Corporation issued 3,480,000 shares of the Company’s common stock to Montana Coal Royalty, LLC pursuant to conversion of $323,640 of a note and accrued interest.  Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation. As the conversion took place at below the market price on the date of conversion, a loss of $441,960 was recorded.

Note 4 – Other Assets – Current

The current portion of Other Assets consists of the following:

	July 31, 2012	April 30, 2012
Deferred Costs on Bridge Financing	$10,000	$10,000
	$10,000	$10,000

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	July 31, 2012	April 30, 2012
Software and hardware	$25,023	$24,373
Less accumulated depreciation and amortization	(8,579)	(7,339)
	$16,444	$17,034

Depreciation and amortization expense totaled $1,240 and $1,234 for the three months ended July 31, 2012 and 2011, respectively.

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

The following table reflects the income statements for the 3 and 4 month periods ended July 31, 2012 and April 30, 2012, respectively, for the Hunza equity investment:

(Thousands)	July 31, 2012 (Unaudited)	April 30, 2012 (Audited)
Administrative expenses	$97.5	$279.1
Other expenses	.1	.1
Loss before taxes	97.6	279.2
Income tax expense (benefit)	(31.6)	(20.7)
Net loss for the period	$ 66.0	$ 258.5

During the three months ended July 31, 2012 and 2011, losses of $32,825 and $0, respectively, were incurred in relation to the acquired assets above.

Note 7 – Accrued Expenses

As of July 31, 2012 and April 30, 2012 accrued expenses included the following:

	July 31, 2012	April 30, 2012
Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	164,672	117,543
Accrued Payroll, Employees	24,190	-
Accrued Consulting	397,832	548,145
Accrued Dividend	135,685	110,685
Accrued Interest	121,859	143,963
	$906,779	$982,877

Note 8 – Long-term Debt

Long-term debt were as follows at:

(Thousands)	July 31, 2012	April 30, 2012
Issued by MMEX Mining Corporation:
Dosdall Investments – 10%, due 12/31/10, currently in default	$50.0	$50.0
Montana Coal Royalty – 10%, due 3/18/12	-	290.0
William Gross (common shares convertible) – 10%, due 7/31/13	1,217.6	1,064.6
Blackstone Investment Corp. – 6%, due 3/1/17	-	558.2
William Gross (preferred shares convertible) – 10%, due 3/18/16	40.6	40.4
AMC (preferred stock) – 10%, due 6/30/12, currently in default	137.5	137.5
Issued by subsidiaries of the Company:
Hawn Financial – 25%, due 1/27/12, currently in default	25.0	25.0
Atlantic Coal PLC – 10%, On demand, currently in default	300.0	300.0
Total debt issued by the Company and subsidiaries	1,770.6	2,465.7
Less current maturities	(512.5)	(1,360.7)
Total long-term debt	$1,258.1	$1,105.0

Notes Payable
In November of 2009 the Company entered into a $300,000 note agreement which carried a 10% interest rate due on July 15, 2010.  Accrued interest of $100,486 and $92,986 was outstanding at July 31, 2012 and April 30, 2012, respectively.  As of July 31, 2012, this note is in default.

On March 18, 2011, the Company issued a $290,000 related party promissory note due and payable on March 18, 2012.  The note carried a 10% interest rate.  On May 16, 2012, the Corporation issued 3,480,000 shares of the Company’s common stock to Montana Coal Royalty, LLC pursuant to conversion of $323,640 of the note and accrued interest; the fair value of these shares ($0.22 per share) on May 16, 2012, was $765,600, which when compared to the obligations fulfilled of $323,640, resulted in a loss on conversion of $441,960 as the note and interest were converted outside of the terms of the agreement.  Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation.

Convertible Debentures
On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.  Accrued interest of $11,985 and $10,735 was outstanding at July 31, 2012 and April 30, 2012 respectively.  As of July 31, 2012 this note is in default.

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the “Notes”) due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors.  The Notes are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect.  In addition, the Company issued 643,625 warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  All but $25,000 of the promissory notes plus interest were paid in full on March 23, 2011.  As of July 31, 2012 the remaining $25,000 was in default.

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

On March 1, 2012, the Company issued a $1,200,000 convertible debenture as part of an amendment to its acquisition of the Hunza mine.  The note is due and payable on March 1, 2017 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $.30.  On March 8, 2012 $538,200 of the note was converted into 1,794,000 of the Company's common stock.  On May 1, 2012, the remaining $661,800 balance of the $1,200,000 convertible note was converted into 2,206,000 shares of the Company’s common stock. No gain or loss was recognized on the conversions as they were within the terms of the convertible debenture.

The Company recorded the intrinsic value of the beneficial conversion of $200,000 as debt discount and was to be amortized over the life of the convertible debenture or as conversions occured.  As a result of the conversion of part of the convertible debenture, $89,700 of the beneficial conversion debt discount was recognized as expense on March 8, 2012, with the remaining $103,619 being expensed on May 1, 2012 when the remaining debt was converted.

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

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method.  The Company recorded amortization on loan costs in the amount of $2,500 for both periods ended July 31, 2012 and 2011, respectively.  Dividends payable were $135,685 and $35,685 for the period ended July 31, 2012 and 2011, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of MMEX Mining Corporation common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion; thus, a loss of $75,328 was recorded.

The Company recorded interest expense, which includes amortization of debt discounts on convertible debt from above, on debt in the amount of $294,626 and $560,827 for the three months ended July 31, 2012 and 2011, respectively.

Note 9 – Changes in Stockholders’ Equity (Deficit)

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock. There were 54,972,788 shares issued and outstanding at July 31, 2012.

For the period from inception (May 23, 2007) through July 31, 2012, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

On April 26, 2012, the Company granted 250,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.  On April 26, 2012, 4,874 of these shares were issued, the remaining 245,126 shares were issued to DelaVega Trading Ltd., an entity controlled by Nabil Katabi a company board member, on May 1, 2012.

On April 26, 2012, the Company issued 250,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.   On April 26, 2012, 225,475 of these shares were issued, the remaining 24,525 shares were issued to DelaVega Trading Ltd., an entity controlled by Nabil Katabi a company board member, on May 1, 2012.

On May 1, 2012, the Company issued 131,250 shares of common stock to DelaVega Trading Ltd., an entity controlled by one of the Company’s Directors, Nabil Katabi, pursuant to conversion of a note and accrued interest of $43,750 at a price of $.33 per share. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $5,250 was reported during the fiscal year ended April 30, 2012.

On May 1, 2012, the Corporation issued 625,000 shares of the Company’s common stock at a price of $0.20 per share upon the conversion of $125,000 convertible debenture.  Since the debt was converted at a higher price than under the terms of the note agreement, a gain on conversion of shares of $250,000 was reported during the fiscal year ended April 30, 2012.  The Company allocated the proceeds from the issuance of the shares to the warrants and the shares on their fair market values at the date of conversion (April 25, 2012) using the Black-Scholes model.  The value assigned to the warrants of $148,215 was recorded as a reduction in the gain realized on the conversion of the shares and an increase in additional paid-in capital.  In addition, the beneficial conversion feature of $80,183 was fully expensed on April 25, 2012 due to the conversion of the note into common shares. The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock.

On May 1, 2012, the Corporation issued 500,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement. These shares had already been paid for by the unrelated party and were represented by a common stock payable as of April 30, 2012.  The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock.

On May 1, 2012, the remaining $661,800 of the $1,200,000 convertible note issued in conjunction with the Hunza amendment was converted into 2,206,000 shares of the Company’s common stock at a price of $.30 per share.  No gain or loss was recognized on this conversion as the note was converted within the terms of the agreement.

On May 16, 2012, the Corporation issued 3,480,000 shares of the Company’s common stock at $0.10 per share to Montana Coal Royalty, LLC pursuant to conversion of $323,640 of a note and interest.  Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation.  As the conversion took place at below the market price on the date of conversion, a loss of $441,960 was recorded.

On May 16, 2012, the Corporation issued 375,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement. These shares had already been paid for by the unrelated party and were represented by a common stock payable as of April 30, 2012.  The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock.

On May 16, 2012, the Corporation issued 385,800 shares of the Company’s common stock at $0.33 per share to an unrelated party, in exchange for conversion of a total of $125,000 notes and interest. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $17,592 was reported during the fiscal year ended April 30, 2012.

On May 16, 2012, the Corporation issued 600,000 shares of the Company’s common stock at $0.33 per share to an unrelated party, in exchange for conversion of a total of $200,000 notes and interest. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $24,000 was reported during the fiscal year ended April 30, 2012.

On June 5, 2012, the Corporation issued a total of 881,032 shares of the Company’s common stock, 144,932 at $.23 per share and 736,100 at $.30 per share, to an unrelated party pursuant to a consulting agreement which was already part of third party accrued compensation.  This amount had been expensed in the fiscal year ended April 30, 2012.  As the accrued compensation was converted in accordance with the signed written agreement, no gain or loss was recognized, as this was a non-cash transaction.

On June 15, 2012, the Corporation issued 250,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms of the March 2, 2012 private placement.  These shares had already been paid for with cash by the unrelated party and were represented by a common stock payable as of April 30, 2012.  The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock.

Common stock reserved
At July 31, 2012, 54,089,475 shares of common stock were reserved 14,598,037 for debt conversion purposes, 6,786,094 for pledged shares and 32,705,344 for issuance of warrants outstanding.

Preferred Stock
On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $.001 par value Series A Preferred Stock.  The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share.  The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction.  Dividends payable were $135,685 and $35,685 for the period ended July 31, 2012 and 2011, respectively.

Note 10 - Non-controlling Interests

On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”), a holding Company, with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned an 80% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX resulting in 100% ownership of AHGC.  On March 22, 2011, AHGC acquired a 14.6% of AMC and on April 30, 2012, an additional 4% interest for a total of 98.6% based upon agreement with the minority interest holder to reduce their interest based upon proportionate share of additional capital contributed to AMC. On July 31, 2012, non-controlling interests held an approximate 1.4% residual interest in AMC and 20% interest in MCC and 5% interest in CC.

Non-controlling interest balances were as follows:

(Thousands)	July 31, 2012	April 30, 2012
Balances at the beginning of period	$(290.2)	$(111.9)
Losses due to minority interest in subsidiaries:
MCCH (13.66%)	(1.0)	(6.6)
CC (5%)	(0.4)	(0.8)
AMC (1.4%)	(2.8)	(170.9)
Balances at the end of the period	$(294.4)	$(290.2)

Note 11 – Commitments and Contingencies

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

Note 12 – Subsequent Events

On August 1, 2012, the Company entered into a $10,000 convertible note agreement with BNL Family Partners; Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners.  The August 1, 2012 debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into Common Shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 10,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until August 1, 2015.

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., an entity controlled by Nabil Katabi, a director of the Company. The August 1, 2012 debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into Common Shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 13,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until August 1, 2015.

On August 15, 2012, the Corporation entered into a $100,000 convertible note agreement with an unrelated party. The debentures carry a 20% interest rate until maturity at October 31, 2013 and is convertible into Common Shares at the holder’s option at $.20 per Common Share. Pursuant to the agreement, the Corporation also (i) amended the conversion rate of the March 2011 Preferred Shares from $0.40 to $0.20 per Common Share, (ii) amended the maturity date of the April 2012 Debenture from July 31, 2013 to October 31, 2013, and (iii) issued 120,000 warrants to purchase Common Shares, to the holder of the August 15, 2012 Debenture, with an exercise price of $0.30 per Common Share until August 15, 2015.

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

Notwithstanding this recent private placement, there can be no assurance that the Corporation will be able to generate sufficient cash from operations in future periods to satisfy its capital requirements. Therefore, the Corporation will have to continue to rely on external financing activities, including the sale of equity securities, to satisfy capital requirements for the foreseeable future. Equity financings of the type the Corporation has been required to pursue are dilutive to shareholders and may adversely impact the market price of the Common Shares. However, the Corporation has no commitments for borrowings or additional sales of equity, the precise terms upon which it may be able to attract additional funding is not known at this time, and there can be no assurance that it will be successful in consummating any such future financing transactions on terms satisfactory to MMEX.

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

General and administrative:

General and administrative expenses were $72,620 for the period ended July 31, 2012 compared to $113,931 for the period ended July 31, 2011, a decrease of $41,311. The decrease is due to focus on our acquisition of our Colombian mining activity.

Payroll and taxes:

Payroll and taxes expense was $128,643 for the period ended July 31, 2012 compared to $127,220 for the period ended July 31, 2011, an increase of $1,423.

Professional fees:

Professional fees expense was $265,562 for the period ended July 31, 2012 compared to $76,282 for the period ended July 31, 2011, an increase of $189,280. The increase was due to increased consulting services.

Impairment expenses:

Impairment expense was $0 for the period ended July 31, 2012 compared to $213,668 for the period ended July 31, 2011, a decrease of $213,668.  The decrease was due to the reclassification of exploration costs to those of proven properties.

Depreciation and amortization:

Depreciation and amortization expense was $1,240 for the period ended July 31, 2012 compared to $1,234 for the period ended July 31, 2011, an increase of $6.

Net operating loss:

Net operating loss for the period ended July 31, 2012 was $468,065 or $0.01 per share compared to a net operating loss of $532,335 for the period ended July 31, 2011, or $0.05 per share, a decrease of $64,270. The net operating loss decreased primarily due to decreased exploration costs of proven properties during the period ended July 31, 2012 as compared to the prior year.
Other expense:

We reported a loss on debt conversion of $441,960 for the period ended July 31, 2012 and $0 for the period ended July 31, 2011.

We also reported loss of $32,825 on investment of property for the period ended July 31, 2012 and $0 for the fiscal period ended July 31, 2011.  This reflects the Company’s 50% interest in Hunza’s loss for the period ended July 31, 2012.

We reported interest expense of $294,626 for the period ended July 31, 2012 compared to $560,827 for the period ended July 31, 2012, a decrease of $266,201.  The decrease was due to a reduction in outstanding debt.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $4,187 and $22,228 of the total losses for the period ended July 31, 2012 and 2011, respectively, a decrease of $8,041.

Net loss:

We recorded a net loss of $1,233,289 or $0.02 per share, for the period ended July 31, 2012, compared to a net loss of $1,070,934, or $.10 per share for the period ended July 31, 2011.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At July 31, 2012, we had a negative working capital position of $4,959,538.

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

On August 15, 2012, the Company entered into a $100,000 convertible note agreement with an unrelated party. The debentures carry a 20% interest rate until maturity at October 31, 2013 and is convertible into Common Shares at the holder’s option at $.20 per Common Share. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations.

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

ITEM 4. MINE SAFETY DISCLOSURES

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
____________
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

MMEX Mining Corporation.
(Registrant)

Date: September 14, 2012	By:	/s/ Jack W. Hanks
Jack W. Hanks
President and
Chief Executive Officer