Form 10-Q
period 2012-10-31
MMEX Mining Corp
filed 2012-12-19
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of December 3, 2012 was 55,522,788.

MMEX MINING CORPORATION & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
October 31, 2012

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	October 31,	April 30,
	2012	2012
Assets

Current assets:
Cash	$718	$163,673
Prepaid Legal Fees	-	5,994
Other assets - current	10,000	10,000
Total current assets	10,718	179,667

Property and equipment, net	15,204	17,034

Other assets:
Deferred loan costs - long term	23,822	28,822
Deposits	14,696	14,696
Investment accounted for under equity method in property	7,076,032	7,287,705

Total Assets	$7,140,472	$7,527,924

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$634,943	$419,486
Accounts payable - related party	20,067	8,033
Accrued expenses	448,575	536,603
Accrued expenses - related party	556,131	446,274
Due on investment in property	3,000,000	3,000,000
Notes payable, currently in default	300,000	300,000
Notes payable - related party	-	290,000
Convertible notes, currently in default	75,000	75,000
Convertible notes, net of discount of $351,424 and $103,619 at October 31, 2012 and April 30, 2012, respectively	1,418,576	558,181
Convertible notes, net of discount of $5,340 and $0 at October 31, 2012 and April 30, 2012, respectively - related party	15,660	-
Convertible preferred stock, currently in default	137,500	137,500
Total current liabilities	6,606,452	5,771,077

Long-term liabilities:

Convertible notes, net of discount of $0 and $585,367 at October 31, 2012 and April 30, 2012, respectively	-	1,064,633
Preferred stock - mandatory redemption right, net of $959,150 and $959,424 discount at October 31, 2012 and April 30, 2012, respectively	40,850	40,418

Total Liabilities	6,647,302	6,876,128

Stockholders' (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 55,522,788 and 45,269,055 shares issued and outstanding
at October 31, 2012 and April 30, 2012, respectively	555,227	452,690
Common stock payable	75,000	518,289
Additional paid in capital	19,274,864	16,751,775
Non-controlling interest	(299,674)	(290,241)
Accumulated (deficit) during the exploration stage	(19,112,247)	(16,780,717)
Total Stockholders' (Deficit)	493,170	651,796

Total Liabilities and Stockholders' (Deficit)	$7,140,472	$7,527,924

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the three months ended		For the six months ended		For the period May 23, 2007 (Inception) through
	October 31,		October 31,		October 31,
	2012	2011	2012	2011	2012
Revenue:
Revenues	$-	$-	$-	$-	$10,000

Operating Expenses:
Exploration and development		1,894	-	1,894	3,207,262
General and administrative	72,292	289,669	144,913	403,600	4,625,216
Payroll and taxes	107,702	120,351	236,345	247,571	2,557,846
Professional fees	274,397	88,380	539,959	164,662	4,773,746
Impairment expense	-	718,786	-	932,454	2,762,454
Depreciation and amortization	1,241	1,161	2,480	2,395	21,496
Total operating expenses	455,632	1,220,241	923,697	1,752,576	17,948,020

Net operating (loss)	(455,632)	(1,220,241)	(923,697)	(1,752,576)	(17,938,020)

Other income (expense):
Interest income	-	-			59
Gain on disposition of property	-	-			2,592,023
Loss on debt conversion	-	-	(441,960)		(462,345)
Loss on investment in property	(178,848)	-	(211,673)		(223,968)
Loss on disposal of fixed assets	-	(3,651)		(3,651)	(15,003)
Interest expense	(469,007)	(608,182)	(763,633)	(1,169,009)	(4,823,269)
Total other income (expense)	(647,855)	(611,833)	(1,417,266)	(1,172,660)	(2,932,503)

Net (loss) before non-controlling interest	(1,103,487)	(1,832,074)	(2,340,963)	(2,925,236)	(20,870,523)

Non-controlling interest in loss of consolidated subsidiaries	5,246	56,777	9,433	79,005	1,758,276

Net (loss)	$(1,098,241)	$(1,775,297)	$(2,331,530)	$(2,846,231)	$(19,112,247)

Weighted average number of common shares outstanding -
basic and fully diluted	55,049,962	11,781,318	54,388,016	11,473,540

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.15)	$(0.04)	$(0.25)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests

							Total
							Stockholders
							Equity (deficit)
	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	5,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007
(Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	5,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	5,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	5,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	-	(282,651)	(282,651)
Common stock issued for services	50,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	1,650	-	-	-	1,650
Effect of reverse acquisition merger	4,584,427	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	31,334	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	1,500,000	15,000	-	(15,000)	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	1,034,900	-	-	-	1,034,900
Discount from the issuance of Preferred Stock allocated to warrants	-	-	1,000,000	-	-	-	1,000,000
Dividend payable	-	-	-	-	(10,685)	-	(10,685)
Issuance of subsidiary ownership interests beneficial conversion feature	-	-	(212,453)	-	-	212,453	-
Net (loss) for the year ended April 30, 2011	-	-	-	-	(3,466,111)	(174,812)	(3,640,923)
Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

Rounding of shares on stock reverse	2	-	-	-	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	602,051	-	-	-	602,051
Financing fee for warrants issued as additional consideration	-	-	240,734	-	-	-	240,734
Issuance of shares related to reverse merger	1,230,349	12,303	(15,000)	2,697	-	-	-
Issuance of common stock for cash	26,983,938	269,839	4,711,678	225,000	-	-	5,206,517
Conversion of convertible preferred stock to common stock	2,983,293	29,832	357,995	-	-	-	387,827
Beneficial conversion feature on convertible note	-	-	610,182	-	-	-	610,182
Conversion of debenture to common stock	2,059,625	20,598	772,068	290,592	-	-	1,083,258
Options issued to employees and consultants	-	-	34,491	-	-	-	34,491
Issuance of shares related to consulting agreements	846,087	8,461	152,296	-	-	-	160,757
Net (loss) for the year ended April 30, 2012	-	-	-	-	(6,164,266)	(178,321)	(6,342,587)
Balance, April 30, 2012	45,269,055	$452,690	$16,751,775	$518,289	$(16,780,717)	$(290,241)	$651,796

Issuance of shares related to reverse merger	269,651	2,697	-	(2,697)			-
Issuance of common stock for cash	1,375,000	13,750	261,250	(225,000)			50,000
Beneficial conversion feature on convertible note			319,999				319,999
Conversion of accounts payable to common stock	881,032	8,810	245,351	75,000			329,161
Conversion of debenture to common stock	7,428,050	74,280	1,642,489	(290,592)			1,426,177
Issuance of shares related to consulting agreements	300,000	3,000	54,000				57,000
Net (loss) for the six months ended October 31, 2012					(2,331,530)	(9,433)	(2,340,963)
Balance, October 31, 2012	55,522,788	555,227	19,274,864	75,000	(19,112,247)	(299,674)	493,170

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the period from
	For the six months ended		May 23, 2007 (Inception) through
	October 31,		October 31,
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(2,331,530)	$(1,070,934)	$(19,112,247)
Non-controlling interest in net (loss)	(9,433)	(22,228)	(1,758,276)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities:
Depreciation and amortization expense	2,480	1,234	21,495
Loss on sale of assets	-	-	15,003
Loss on investment	211,673	-	223,968
Loss due to late payment penalty	-	-	1,200,000
Common stock issued for services	57,000	-	417,248
Imputed interest	-	-	1,650
Amortization of debt discount	676,153	514,360	2,934,719
Loss on conversion of debt	441,960	-	462,345
Impairment expense	-	213,668	2,762,454
Financing fee on issuance of warrants	-	-	240,734
Amortization of deferred loan cost			10,000
Decrease (increase) in assets:
Prepaid expenses	5,994	-	-
Employee receivable	-	(1,652)	(27,785)
Deferred loan costs	5,000	2,500	(43,822)
Deposits	-	(4,696)	(14,696)
Increase (decrease) in liabilities:
Accounts payable	215,457	(55,096)	539,598
Related party payable	12,034	(15,979)	143,196
Accrued expenses	383,407	120,435	1,366,284
Net cash (used) in operating activities	(329,805)	(318,388)	(10,618,132)

Cash flows from investing activities
Proceeds from sale of Snider Ranch	-	-	1,130,602
Purchase of Hunza option	-	(213,668)	(7,062,454)
Purchase of fixed assets	(650)	(4,082)	(54,712)
Proceeds from sale of fixed assets	-	-	3,010
Net cash (used) in investing activities	(650)	(217,750)	(5,983,554)

Cash flows from financing activities
Capital contributions from members	-	-	8,023,387
Acquisition of noncontrolling interest	-	-	(500,000)
Proceeds from debt	127,500	160,000	5,862,400
Proceeds from issuance of preferred stock	-	260,000	1,360,000
Proceeds from issuance of common stock	50,000	-	5,256,517
Payments on notes payable	(10,000)	-	(3,399,900)
Net cash provided by financing activities	167,500	420,000	16,602,404

Net increase (decrease) in cash	(162,955)	(116,138)	718
Cash - beginning	163,673	118,059	-
Cash - ending	$718	$1,921	$718

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

Supplemental disclosures:
Interest paid	$-	$-	$483,723
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$-	$-	$(282,651)
Effect of reverse acquisition merger	$-	$-	$(70,832)
Conversion of minority interest into equity	$-	$-	$(22,839)
Additional ownership interest in subsidiary	$-	$-	$212,453
Issuance of contingent consideration from merger	$-	$-	$(15,000)
Stock issued for conversion of debt	$(985,440)	$-	$465,259
Stock issued for conversion of accrued compensation	$329,162	$-	$254,162
Stock issued for common stock payable	$518,289	$-	$518,289
Preferred stock beneficial conversion feature	$-	$-	$1,000,000
Common stock beneficial conversion feature	$17,305	$-	$627,488
Purchase of Hunza option	$-	$-	$3,000,000
Debt discount on issuance of warrants	$-	$314,216	$1,636,951
Convertible debenture issued by agreement	$-	$-	$1,200,000

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

The accounting policies followed by MMEX Mining Corporation are set forth in the Company’s financial statements that are a part of its April 30, 2012, Form 10-K and should be read in conjunction with the financial statements for the three and six months ended October 31, 2012, contained herein.

The financial information included herein as of October 31, 2012, and for the three and six month periods ended October 31, 2012 and 2011, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Organization
MMEX Mining Corporation (the Company or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 400,000 shares of the Company’s common stock, and the assumption of all of the Company’s liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company’s business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”) a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 100% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owns a 98.6% interest in Armadillo Mining Corp. (“AMC”). On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

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

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $19,112,247 and used net cash in operations of $10,618,132 for the period from inception (May 23, 2007) through October 31, 2012. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. $3,620 and $1,075 were incurred for both the six months and three months ended October 31, 2012 and 2011, respectively.

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

Recently issued accounting pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $19,112,247 and a working capital deficit of $6,595,734 at October 31, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Loans & Advances
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

For the period from inception (May 23, 2007) through October 31, 2012, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

Employment, Directing & Consulting Agreements and Appointments
On September 4, 2010, MCCH entered into an employment agreement with the Company’s CEO, Jack W. Hank for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $300,000 per year.  On December 15, 2011 the agreement was amended to provide for a 3 year term from September 4, 2010, automatically renewable for one year terms thereafter, at an annual compensation of $360,000 per year.

On September 4, 2010, MCCH entered into a consulting agreement with Bruce N. Lemons, one of the Company’s three directors, for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $170,000 per year. On December 15, 2011 the agreement was amended to provide for a 3 year term from September 4, 2010, automatically renewable for one year terms thereafter.

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

Accrued Expenses
On September 15, 2012, Nabil Katabi (a related party), a Company director, per terms of his consulting agreement requested the conversion of $75,000 of consulting fees into shares of the Company stock.  The total shares due but not delivered as of October 31, 2012 were 465,525.

On October 30, 2012, the Corporation issued 300,000 Common Shares at a price of $0.19 to Delavega Trading Ltd. (a related party), a company for which Nabil Katabi a Company director has a controlling interest, pursuant to terms of a consulting agreement dated February 1, 2012.

On November 2, 2012, the Corporation issued 465,525 Common Shares at an average price of $0.16 to Delavega Trading Ltd. (a related party), a company for which Nabil Katabi a Company director has a controlling interest, pursuant to extinguishments of accrued consulting fees. As the shares were issued under the terms of the consulting agreement, no gain or loss was recorded as part of the transaction.

Notes Payable
On March 18, 2011, the Company issued a $290,000 notes payable to Montana Coal Royalty, LLC in exchange for the relinquishment of a royalty agreement upon the sale of Carpenter Creek.  Montana Coal Royalty, LLC is owned equally by The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO and AAM Investments, LLC which is owned principally by a trust for Mr. Lemons’ family, a director of the Company. On May 16, 2012, the Corporation issued 3,480,000 shares of the Company’s common stock to Montana Coal Royalty, LLC (a related party) pursuant to conversion of $323,640 of a note and accrued interest. Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation. As the conversion took place at below the market price on the date of conversion, a loss of $441,960 was recorded.

Convertible Debentures
On August 1, 2012, the Company entered into a $10,000 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners.  The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $150,000 and are convertible into Common Shares at the holder’s option at $0.20 per common share. In addition, the Corporation issued 10,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $994 on the issuance date. On August 21, 2012 the note was repaid in full.

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd. (a related party), an entity controlled by Nabil Katabi, a director of the Company. The August 1, 2012 debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into Common Shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 13,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $800 on the issuance date.

Common stock issued related to M&A
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

Common stock issued for Conversions of Debt
On May 1, 2012, the Company issued 131,250 shares of common stock to DelaVega Trading Ltd. (a related party), an entity controlled by one of the Company’s Directors, Nabil Katabi, pursuant to conversion of a note and accrued interest of $43,750 at a price of $0.33 per share. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $5,250 was reported during the fiscal year ended April 30, 2012.

On May 16, 2012, the Corporation issued 3,480,000 shares of the Company’s common stock to Montana Coal Royalty, LLC (a related party) pursuant to conversion of $323,640 of a note and accrued interest.  Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation. As the conversion took place at below the market price on the date of conversion, a loss of $441,960 was recorded.

Common stock issued for Cash
On September 27, 2012, the Corporation issued 250,000 Common Shares at a price of $0.20 per share to Delavega Trading Ltd., (a related party) an entity controlled by one of the Company’s Directors, Nabil Katabi, in exchange for an investment of $50,000. In addition, the Corporation issued 250,000 Warrants at an exercise price of $0.30 per Common Share until September 27, 2015 valued at $49,468 on the date of issuance.

Common stock issued for Services
On October 30, 2012, the Corporation issued 300,000 Common Shares at a price of $0.19 to Delavega Trading Ltd. (a related party), an entity controlled by one of the Company’s Directors, Nabil Katabi pursuant to a consulting agreement dated February 2, 2012. As the shares were issued within the terms of the consulting agreement, no gain or loss was recognized upon payment.

On April 26, 2012, the Company granted 250,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH. The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.  On April 26, 2012, 4,874 of these shares were issued, the remaining 245,126 shares were issued to DelaVega Trading Ltd. (a related party), an entity controlled by Nabil Katabi a company board member, on May 1, 2012.

On April 26, 2012, the Company issued 250,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.   On April 26, 2012, 225,475 of these shares were issued, the remaining 24,525 shares were issued to DelaVega Trading Ltd. (a related party), an entity controlled by Nabil Katabi a company board member, on May 1, 2012.

Note 4 – Other Assets – Current

The current portion of Other Assets consists of the following:

	October 31, 2012	April 30, 2012
Deferred Costs on Bridge Financing	$10,000	$10,000
	$10,000	$10,000

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	October 31, 2012	April 30, 2012
Software and hardware	$25,023	$24,373
Less accumulated depreciation and amortization	(9,819)	(7,339)
	$15,204	$17,034

Depreciation and amortization expense totaled $2,480 and $2,395 for the six months ended October 31, 2012 and 2011, respectively, and $1,241 and $1,161 for the three months ended October 31, 2012 and 2011, respectively.

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

The following table reflects the income statements for the six month ended October 31, 2012 and the four month period ended April 30, 2012, for the Hunza equity investment:

	October 31, 2012	April 30, 2012
	(Unaudited)	(Audited)

Revenue	$7,574	$-
Operating expenses	(491,869)	(279,137)
Other income (expense)	27,119	(101)
Loss before taxes	(457,176)	(279,238)
Income tax expense (benefit)	33,831	20,670
Net loss for the period	$(423,345)	$(258,568)

The Company’s proportionate share of losses totaled $211,673 and $0 for the six months ended October 31, 2012 and 2011, respectively, and $178,848 and $0 for the three months ended October 31, 2012 and 2011, respectively, in relation to the acquired asset above.

The following table reflects the balance sheet for the period ended October 31, 2012 compared to the period ended April 30, 2012, for the Hunza equity investment:

	October 31, 2012	April 30, 2012
	(Unaudited)	(Audited)
Assets
Cash and Cash Equivalents	$1,246,843	$1,567,251
Loans and Advances	53,177	33,278
Tangible Assets	-	1,276
Property and Equipment	20,644	22,972
Intangible Assets	81,467	157,998
Deferred Charges	1,950	59,548
Total Assets	$1,404,081	$1,842,323

Liabilities and Shareholders' Equity
Accounts Payable	$23,159	$45,380
Taxes Payable	1,371	4,779
Other Liabilities	72,712	75,744
Shareholders' Equity	1,306,839	1,716,420
Total Liabilities and Shareholders' Equity	$1,404,081	$1,842,323

Note 7 – Accrued Expenses

As of October 31, 2012 and April 30, 2012 accrued expenses included the following:

	October 31, 2012	April 30, 2012
Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	174,117	117,543
Accrued Payroll, Employees	21,925	-
Accrued Consulting	441,682	548,145
Accrued Dividend	160,685	110,685
Accrued Interest	143,756	143,963
	$1,004,706	$982,877

Note 8 – Long-term Debt

Long-term debt were as follows at:

	October 31, 2012	April 30, 2012
Issued by MMEX Mining Corporation:
Dosdall Investment - 10%, due 12/31/10, currently in default	$50,000	$50,000
Blackstone Investment Corp. - 6%, due 3/1/17	-	558,181
William Gross (preferred shares convertible) - 10%, due 3/18/16	40,850	40,418
William Gross (common shares convertible) - 10%, due 7/31/13	1,326,846	1,064,633
William Gross - 20%, due 10/31/13	91,731	-
Montana Coal Royalty - 10%, due 3/18/12, related party	-	290,000
BNL Family Partners, LLC (convertible)- 20%, due 10/30/13, related party	3,119	-
Delavega Trading Ltd (convertible)- 20%, due 9/30/13, related party	12,541	-
Issued by subsidiaries of the Company:
AMC (preferred stock) - 10%, due 6/30/12	137,500	137,500
Hawn Financial - 25%, due 1/27/12, currently in default	25,000	25,000
Atlantic Coal PLC - 10%. On demand, currently in default	300,000	300,000
Total debt issued by the Company and subsidiaries	1,987,587	2,465,732
Less current maturities	(1,946,737)	(1,360,681)
Total long-term debt	$40,850	$1,105,051

Notes Payable-Third Party, currently in default
In November of 2009 the Company entered into a $300,000 note agreement which carried a 10% interest rate due on July 15, 2010.  Accrued interest of $107,986 and $92,986 was outstanding at October 31, 2012 and April 30, 2012, respectively.  This note is currently in default.

Notes Payable-Related Party
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

Convertible Notes-Third Party, currently in default
On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.  Accrued interest of $13,235 and $10,735 was outstanding at October 31, 2012 and April 30, 2012 respectively.  As of October 31, 2012 this note is in default.

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

Convertible Notes-Third Party
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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $19,817 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.  During the six months ended October 31, 2012, $10,030 was recorded as amortization of the debt discount into interest expense. The Company recorded the intrinsic value of the beneficial conversion of $80,183 as debt discount and will amortize the discount over the original one year term of the Note.

On April 25, 2012, the holder of the above note elected to convert their note and accrued interest into 625,000 common shares under the same terms as provided to investors in the March 2, 2012 private placement. In addition, the Company issued 625,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.30 per share on or before three years from the issuance date. Since the debt was converted at a higher price than under the terms of the note agreement, a gain on conversion of shares of $250,000 was reported.  The Company allocated the proceeds from the issuance of the shares to the warrants and the shares on their fair market values at the date of conversion using the Black-Scholes model.  The value assigned to the warrants of $148,215 was recorded as a reduction in the gain realized on the conversion of the shares and an increase in additional paid-in capital.  In addition, the beneficial conversion feature of $80,183 was fully expensed on April 25, 2012 due to the conversion of the note into common shares.

On March 1, 2012, the Company issued a $1,200,000 convertible debenture as part of an amendment to its acquisition of the Hunza mine.  The note is due and payable on March 1, 2017 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.30.  On March 8, 2012 $538,200 of the note was converted into 1,794,000 of the Company's common stock.  On May 1, 2012, the remaining $661,800 balance of the $1,200,000 convertible note was converted into 2,206,000 shares of the Company’s common stock. No gain or loss was recognized on the conversions as they were within the terms of the convertible debenture.

The Company recorded the intrinsic value of the beneficial conversion of $200,000 as debt discount and was to be amortized over the life of the convertible debenture or as conversions occurred.  As a result of the conversion of part of the convertible debenture, $89,700 of the beneficial conversion debt discount was recognized as expense on March 8, 2012, with the remaining $103,619 being expensed on May 1, 2012 when the remaining debt was converted.

Convertible Debentures – Third Party - PPM Notes
On April 25, 2011 and May 7, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $680,000 notes in a private placement transaction (PPM Notes). The PPM Notes are due and payable on or before October 14, 2011 and carry a 25% interest rate due in full at issuance. The computed interest of $170,000 was added to the balance of the PPM Notes and recorded as debt discount which will be taken as interest expense over the life of the notes. The PPM Notes are convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations.  In addition, the Company issued 1,062,500 warrants to purchase shares of the Company’s common stock at an exercise price of $0.80 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the PPM Notes to the warrants and the notes based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $680,000 was recorded as an increase in additional paid-in capital and was limited to the note balance. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original six-month term of the notes as additional interest expense.

On October 14, 2011, $106,250 of the PPM Notes plus interest was converted into common stock. As consideration for the extension of the balance of the remaining notes, the Company issued 989,188 warrants to purchase shares of the Company’s common stock at an exercise price of $0.20 per share on or before April 25, 2014. The warrants were valued at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $195,646 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a financing fee being recorded for the same amount.

On February 17, 2012, $43,750 of the PPM Notes plus interest was converted into common stock within the terms of the agreement; therefore, no gain or loss was recorded as result of this conversion.

On April 24, 2012, $325,000 of the PPM Notes plus interest was converted into common stock. Loss on conversion of the debentures of $46,842 was recorded.

On April 25, 2012, the remaining $375,000 of principal and interest of the PPM Notes was consolidated with various other notes held by the same investor and reissued as a new note.  See PPM Note #2 below. The debt discounts associated with the interest were fully amortized on that date.

Convertible Debentures – Third Party – PPM Note #2
On September 9, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $300,000 note in a private placement transaction. The note is due and payable on September 19, 2012, carries a 25% interest rate due in full at issuance. The computed interest of $75,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 1,000,000 of the Company's common stock.  In addition, the Company issued 375,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.16 per share on or before three years from the issuance date.

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

On April 25, 2012, the notes dated September 9, 2011, October 28, 2011 and December 8, 2011 and $375,000 from the April 25, 2011 PPM Notes offering were consolidated into a new $1,500,000 note (PPM Note #2).  The PPM Note #2 is due and payable on October 31, 2013, carries an additional 10% interest rate due in full at maturity. The computed interest of $150,000 was added to the balance of the note and recorded as additional debt discount.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations.  The note is secured with 2,995,000 of the Company's common stock.

The Company recorded the intrinsic value of the beneficial conversion of $330,000 as debt discount and will amortize the discount over the original fifteen month term of the Note.  During the six months ended October 31, 2012, $131,141 was recorded as amortization of the debt discount into interest expense.

On August 15, 2012, the Corporation entered into a $100,000 convertible note agreement with an unrelated party. The debenture is subject to a 20% placement fee payable to the holder irrespective of the date redeemed, matures on October 31, 2013 and is convertible into common shares at the holder’s option at $0.20 per Common Share. Pursuant to the agreement, the Corporation also (i) amended the conversion rate of the March 2011 Series A Preferred Stock (“Preferred Stock”) from $0.40 to $0.20 per Common Share, (ii) amended the maturity date of the April 2012 Debenture from July 31, 2013 to October 31, 2013, (iii) amended the exercise price of the Warrant agreement of April 2011 to purchase 468,750 Common Shares from $0.80 to $0.20, and (iv) issued 120,000 Warrants, to the holder of the August 15, 2012 Debenture, with an exercise price of $0.30 per Common Share until August 15, 2015.  The computed interest of $20,000 was added to the balance of the note and recorded as additional debt discount.

As a result of the August 15, 2012 amendment of the Preferred Stock exercise price, $300,000 of additional paid in capital was recognized as an additional interest expense in conjunction with the proceeds received from the note agreement.  As a result of the August 25, 2012 amendment to the exercise price of the warrant agreement, $2,694 of additional paid in capital was recognized as an additional interest expense in conjunction with the proceeds received from the note agreement.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $28,269 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the six months ended October 31, 2012, $14,185 was recorded as amortization of the debt discount into interest expense.

Convertible Notes-Related Party
On August 1, 2012, the Corporation entered into a $10,000 convertible note agreement with BNL Family Partners, Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners, The debentures are convertible into common shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 10,000 warrants at an exercise price of $0.30 per common share until August 1, 2015.  On August 21, 2012, the Corporation repaid the $10,000 debenture.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $988 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.  During the six months ended October 31, 2012, $199 was recorded as amortization of the debt discount into interest expense.

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder’s option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount.  During the six months ended October 31, 2012, $259 was recorded as amortization of the debt discount into interest expense.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $1,285 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC.  Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners.  The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the six months ended October 31, 2012, $90 was recorded as amortization of the debt discount into interest expense.

Convertible Preferred Stock-Third Party
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

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method.  The Company recorded amortization on loan costs in the amount of $5,000 for both six month periods ended October 31, 2012 and 2011, respectively and $2,500 for both three month periods ended October 31, 2012 and 2011, respectively.  Unpaid dividends payable were $160,685 at October 31, 2012 on the Preferred Stock.

On August 15, 2012, the company amended the Preferred Stock agreement and lowered the conversion rate provided from $0.40 per common share to $0.20 per common share.  The amendment generated a $300,000 fair value adjustment that was recorded as additional interest and increased additional paid in capital.

Convertible Preferred Stock-Third Party, currently in default
On June 30, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of MMEX Mining Corporation common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion; thus, a loss of $75,328 was recorded.

The Company recorded interest expense, which includes amortization of debt discounts on convertible debt from above, on debt in the amount of $494,099 and $1,169,009 for the six months ended October 31, 2012 and 2011, respectively and $199,473 and $608,182 for the three months ended October 31, 2012 and 2011, respectively.

Note 9 – Changes in Stockholders’ Equity (Deficit)

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock. There were 55,522,788 shares issued and outstanding at October 31, 2012.

For the period from inception (May 23, 2007) through October 31, 2012, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

On April 26, 2012, the Company granted 250,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH. The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.  On April 26, 2012, 4,874 of these shares were issued, the remaining 245,126 shares were issued to DelaVega Trading Ltd. (a related party), an entity controlled by Nabil Katabi a company board member, on May 1, 2012.

On April 26, 2012, the Company issued 250,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH.  The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.   On April 26, 2012, 225,475 of these shares were issued, the remaining 24,525 shares were issued to DelaVega Trading Ltd. (a related party), an entity controlled by Nabil Katabi a company board member, on May 1, 2012.

Common Stock issued for Cash
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

On March 2, 2012, the Company completed a private placement of units to South American investors (the “March 2012 Private Placement”). Each unit consisted of one Common Share and one Common Share purchase warrant and was issued at $0.20 per unit. The Corporation received gross proceeds of $5,509,288. Of the total 27,546,438 common shares due associated with the private placement, the Company was only able to issue 26,421,438 by April 30, 2012; the remaining 1,125,000 common shares were issued after an increased was approved to the Company’s authorized share count. In conjunction with the private placement, an unrelated party received 300,000 common shares at a price of $0.20 as compensation for services. Each warrant entitles the holder to acquire one common share at a price of $0.30 per Common Share for a period of three years.

The Company computed the proceeds from the issuance of the common shares to the warrants and the shares based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $9,546,249 is provided for footnote purposes only.

On May 1, 2012, the Corporation issued 500,000 shares of the Company’s common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement. These shares had already been paid for by the unrelated party and were represented by a common stock payable as of April 30, 2012.  The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock and additional paid in capital.

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

On September 27, 2012, the Corporation issued 250,000 Common Shares at a price of $0.20 per share to Delavega Trading Ltd.(a related party), a company for which Nabil Katabi a Company director has a controlling interest, in exchange for an investment of $50,000. In addition, the Corporation issued 250,000 Warrants at an exercise price of $0.30 per Common Share until September 27, 2015 valued at $49,468 as the issuance date.

Common Stock issued for Debt Conversion
On October 19, 2011, an unrelated party converted their promissory note and accrued interest of $62,500 into 156,250 shares of MMEX Mining Corporation common stock at a price of $0.40 per share. As the value of the stock at the closing price on that date was equal to the value of the debt extinguished, no gain or loss was recognized.

On January 6, 2012, three unrelated parties converted their promissory notes and accrued interest of $312,500 into 2,983,293 shares of MMEX Mining Corporation common stock at a price of $0.10 per share. As the conversion took place at below the market price on the date of conversion, a loss of $75,328 was recorded.

On February 17, 2012, 109,375 shares of MMEX Mining Corporation common stock at a price of $0.40 per share were issued as a result of a conversion of $43,750 of debt and interest which had been requested on October 19, 2012 in accordance with the terms of the debt agreement; therefore, no gain or loss was recognized.

On March 8, 2012, $538,200 of the $1,200,000 convertible note issued in conjunction with the Hunza amendment was converted into 1,794,000 shares of the Company’s common stock at a price of $.30 per share.  No gain or loss was recognized on this conversion as the note was converted within the terms of the agreement.

On May 1, 2012, the Company issued 131,250 shares of common stock to DelaVega Trading Ltd., an entity controlled by one of the Company’s Directors, Nabil Katabi, pursuant to conversion of a note and accrued interest of $43,750 at a price of $0.33 per share. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $5,250 was reported during the fiscal year ended April 30, 2012.

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

On May 1, 2012, the remaining $661,800 of the $1,200,000 convertible note issued in conjunction with the Hunza amendment was converted into 2,206,000 shares of the Company’s common stock at a price of $0.30 per share.  No gain or loss was recognized on this conversion as the note was converted within the terms of the agreement.

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

Common Stock issued for Services
On February 17, 2012 the Company granted 546,087 shares of restricted common stock to a consultant for consulting services provided. The total fair value of the common stock was $103,757 based on the closing price of the Company’s common stock on the date of grant.

On June 5, 2012, the Corporation issued a total of 881,032 shares of the Company’s common stock, 144,932 at $0.23 per share and 736,100 at $0.30 per share, to an unrelated party pursuant to a consulting agreement which was already part of third party accrued compensation.  This amount had been expensed in the fiscal year ended April 30, 2012.  As the accrued compensation was converted in accordance with the signed written agreement, no gain or loss was recognized, as this was a non-cash transaction.

On October 30, 2012, the Corporation issued 300,000 Common Shares at a price of $0.19 to Delavega Trading Ltd. (a related party), a company for which Nabil Katabi a Company director has a controlling interest, pursuant to terms of a consulting agreement dated February 2, 2012.

Common stock reserved
At October 31, 2012, 48,934,483 shares of common stock were reserved 15,831,639 for debt conversion purposes and 33,102,844 for issuance of warrants outstanding.

Preferred Stock
On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $.001 par value Series A Preferred Stock.  The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.20 per common share.  The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction.

Note 10 – Non-controlling Interests

On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (MCCH), a holding Company, with an 80% interest in Maple Carpenter Creek, LLC (MCC), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC (CC), and a 98.12% interest in Armadillo Holdings Group Corp. (AHGC), which in turn owned an 80% interest in Armadillo Mining Corp. (AMC). The non-controlling interest of 1.88% in AHGC was acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX resulting in 100% ownership of AHGC. On March 22, 2011, AHGC acquired a 14.6% of AMC and on April 30, 2012, an additional 4% interest for a total of 98.6% based upon agreement with the minority interest holder to reduce their interest based upon proportionate share of additional capital contributed to AMC. On July 31, 2012, non-controlling interests held an approximate 1.4% residual interest in AMC and 20% interest in MCC and 5% interest in CC.
Non-controlling interest balances were as follows:

	October 31, 2012	April 30, 2012

Balances at the beginning of the period	290,241	111,920
Losses due to minority interest in subsidiaries:
MCCH (13.66%)	2,049	6,596
CC (5%)	750	812
AMC (1.4%)	6,634	170,913
Balances at the end of the period	299,674	290,241

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

Note 12 – Subsequent Events

On November 2, 2012, the Corporation issued 465,525 Common Shares at an average price of $0.16 to Delavega Trading Ltd., a company for which Nabil Katabi a Company director has a controlling interest, pursuant to extinguishments of accrued consulting fees.

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

General and administrative:

General and administrative expenses were $144,913 for the six months ended October 31, 2012 compared to $403,600 for the six month ended October 31, 2011, a decrease of $258,687. General and administrative expenses were $72,292 for the three months ended October 31, 2012 compared to $289,669 for the three month ended October 31, 2011, a decrease of $217,377.  The decrease is due to focus on our acquisition of our Colombian mining activity.

Payroll and taxes:

Payroll and taxes expense was $236,345 for the six month period ended October 31, 2012 compared to $247,571 for the six month period ended October 31, 2011, a decrease of $11,226.  Payroll and taxes expense was $107,702 for the three month period ended October 31, 2012 compared to $120,351 for the three month period ended October 31, 2011, a decrease of $12,649.  The decrease is due to reduction of employees in the last quarter of the period.

Professional fees:

Professional fees expense was $539,959 for the six month period ended October 31, 2012 compared to $164,662 for the six month period ended October 31, 2011, an increase of $375,297. Professional fees expense was $274,397 for the three month period ended October 31, 2012 compared to $88,380 for the three month period ended October 31, 2011, an increase of $186,017. The increase was due to increased consulting services to support international operations.

Impairment expenses:

Impairment expense was $0 for the six month period ended October 31, 2012 compared to $932,454 for the six month period ended October 31, 2011, a decrease of $932,454.  Impairment expense was $0 for the three month period ended October 31, 2012 compared to $718,786 for the three month period ended October 31, 2011, a decrease of $718,786.  The decrease was due to the reclassification of exploration costs to those of proven properties.

Depreciation and amortization:

Depreciation and amortization expense was $2,480 for the six month period ended October 31, 2012 compared to $2,395 for the six month period ended October 31, 2011, an increase of $85. Depreciation and amortization expense was $1,241 for the three month period ended October 31, 2012 compared to $1,161 for the three month period ended October 31, 2011, an increase of $80. The increase is due to the addition of depreciable equipment in the current fiscal year.

Net operating loss:

Net operating loss for the six month period ended October 31, 2012 was $923,697 or $0.02 per share compared to a net operating loss of $1,752,576 for the six month period ended October 31, 2011, or $0.10 per share, a decrease of $828,879. Net operating loss for the three month period ended October 31, 2012 was $455,632 or $0.01 per share compared to a net operating loss of $1,220,241 for the three month period ended October 31, 2011, or $0.10 per share, a decrease of $764,609. The net operating loss decreased primarily due to decreased exploration costs of proven properties during the periods ended October 31, 2012 as compared to the prior year.

Other expense:

We reported a loss on debt conversion of $441,960 for the six month period ended October 31, 2012 and $0 for the period ended October 31, 2011.  The loss was due to the conversion of $323,640 debt when the fair value of the common stock exchanged was $765,600 based on the closing price on the date of grant.

We also reported loss of $211,673 on investment of property for the six month period ended October 31, 2012 and $0 for the six month period ended October 31, 2011.  This reflects the Company’s 50% interest in Hunza’s loss for the period ended October 31, 2012.

We reported interest expense of $763,633 for the six month period ended October 31, 2012 compared to $1,169,009 for the six month period ended October 31, 2012, a decrease of $405,376.  We reported interest expense of $469,007 for the three month period ended October 31, 2012 compared to $608,182 for the three month period ended October 31, 2012, a decrease of $139,175.  The decrease was due to a reduction in outstanding debt.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $9,433 and $79,005 of the total losses for the six month period ended October 31, 2012 and 2011, respectively, a decrease of $69,572. Non-controlling interests in loss of consolidated subsidiaries represented approximately $5,246 and $56,777 of the total losses for the three month period ended October 31, 2012 and 2011, respectively, a decrease of $51,531. The decrease was due to reduced losses in the subsidiaries with non-controlling interests and due to the acquisition of additional interest, 94.6% to 98.6%, in the company’s AMC subsidiary.

Net loss:

We recorded a net loss of $2,331,530 or $0.04 per share, for the six month period ended October 31, 2012, compared to a net loss of $2,846,231, or $0.25 per share for the six month period ended October 31, 2011.  We recorded a net loss of $1,098,241 or $0.02 per share, for the three month period ended October 31, 2012, compared to a net loss of $1,775,297, or $0.15 per share for the three month period ended October 31, 2011. Net losses decreased primarily as a result of our decreased impairment expenses as we completed the acquisition of our mineral interests.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At October 31, 2012, we had a negative working capital position of $6,595,734.

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

On August 15, 2012, the Company entered into a $100,000 convertible note agreement with an unrelated party. The debentures carry a 20% interest rate until maturity at October 31, 2013 and are convertible into Common Shares at the holder’s option at $0.20 per Common Share. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations.

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

On March 7, 2012, the Company completed a private placement of 27,671,440 units to South American investors, with each unit consisting of one share of our common stock and one common share purchase warrant.  We received gross proceeds of $5,534,288 at an issue price of $0.20 per unit.

On September 27, 2012, the Corporation issued and sold 250,000 shares of MMEX Mining Corporation common stock  at a price of $0.20 per share to Delavega Trading Ltd., a company for which Nabil Katabi a Company director has a controlling interest, in exchange for an investment of $50,000. In addition, the Corporation issued 250,000 Warrants at an exercise price of $0.30 per common share until September 27, 2015 valued at $49,468 at the date of issuance.  The proceeds will be used for working capital needs.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

MMEX Mining Corporation. (Registrant)

Date: December 19, 2012	By:	/s/ Jack W. Hanks
Jack W. Hanks President and Chief Executive Officer