Form 10-Q
period 2013-01-31
MMEX Mining Corp
filed 2013-03-18
CIK 1440799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ____

Commission file number 333-152608

MMEX MINING CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	26-1749145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2626 Cole Avenue, Suite 600
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 13, 2013 was 57,188,313.

MMEX MINING CORPORATION & SUBSIDIARIES
INDEX TO QUARTERLY REPORT
January 31, 2013

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	January 31,	April 30,
	2013	2012
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$1,265	$163,673
Prepaid Legal Fees	-	5,994
Other assets - loan costs, current	20,000	10,000
Total current assets	21,265	179,667

Property and equipment, net	13,942	17,034

Other assets:
Deferred loan costs - long term	21,322	28,822
Deposits	10,000	14,696
Investment accounted for under equity method in property	7,006,722	7,287,705

Total Assets	$7,073,251	$7,527,924

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$700,374	$419,486
Accounts payable - related party	22,957	8,033
Accrued expenses	523,627	536,603
Accrued expenses - related party	706,964	446,274
Due on investment in property	3,000,000	3,000,000
Notes payable, currently in default	300,000	300,000
Notes payable - related party	-	290,000
Convertible notes, currently in default	75,000	75,000
Convertible notes, net of discount of $272,680 and $103,619
at January 31, 2013 and April 30, 2012, respectively	1,617,329	558,181
Convertible notes, net of discount of $5,528 and $0 at
January 31, 2013 and April 30, 2012, respectively - related party	23,272	-
Convertible preferred stock, currently in default	137,500	137,500
Total current liabilities	7,107,023	5,771,077

Long-term liabilities:
Convertible notes, net of discount of $0 and $585,367
at January 31, 2013 and April 30, 2012, respectively	-	1,064,633
Preferred stock - mandatory redemption right, net of $824,930 and
$959,424 discount at January 31, 2013 and April 30, 2012, respectively	175,070	40,418

Total Liabilities	7,282,093	6,876,128

Stockholders' (Deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized,
55,988,313 and 45,269,055 shares issued and outstanding
at January 31, 2013 and April 30, 2012, respectively	559,882	452,690
Common stock payable	30,000	518,289
Additional paid in capital	19,345,783	16,751,775
Non-controlling interest	(303,045)	(290,241)
Accumulated (deficit) during the exploration stage	(19,841,462)	(16,780,717)
Total Stockholders' (Deficit)	(208,842)	651,796

Total Liabilities and Stockholders' (Deficit)	$7,073,251	$7,527,924

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

					For the period
	For the		For the		May 23, 2007(Inception)
	three months ended		nine months ended		through
	January 31,		January 31,		January 31,
	2013	2012	2013	2012	2013
Revenue:
Revenues	$-	$-	$-	$-	$10,000

Operating Expenses:
Exploration and development	-	-	-	1,894	3,207,262
General and administrative	112,635	120,061	257,548	523,661	4,737,851
Payroll and taxes	106,357	120,051	342,702	367,622	2,664,203
Professional fees	140,798	110,237	680,757	274,899	4,914,544
Impairment expense	-	-	-	932,454	2,762,454
Depreciation and amortization	1,263	1,219	3,743	3,614	22,759
Total operating expenses	361,053	351,568	1,284,750	2,104,144	18,309,073

Net operating (loss)	(361,053)	(351,568)	(1,284,750)	(2,104,144)	(18,299,073)

Other income (expense):
Interest income	-	-	-	-	59
Gain on disposition of property	-	-	-	-	2,592,023
Loss on debt conversion	-	(53,453)	(441,960)	(53,453)	(462,345)
Loss on investment in property	(69,310)	-	(280,983)	-	(293,278)
Loss on disposal of fixed assets	-	-	-	(3,651)	(15,003)
Interest expense	(302,223)	(264,462)	(1,065,856)	(1,433,471)	(5,125,492)
Total other income (expense)	(371,533)	(317,915)	(1,788,799)	(1,490,575)	(3,304,036)

Net (loss) before non-controlling interest	(732,586)	(669,483)	(3,073,549)	(3,594,719)	(21,603,109)

Non-controlling interest in loss of consolidated subsidiaries	3,371	19,619	12,804	98,624	1,761,647

Net (loss)	$(729,215)	$(649,864)	$(3,060,745)	$(3,496,095)	$(19,841,462)

Weighted average number of common shares outstanding - basic and fully diluted	55,983,253	13,317,840	54,919,761	12,135,201

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.05)	$(0.06)	$(0.29)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests (Unaudited)

							Total
							Stockholders Equity
			Additional	Common		Non-	(deficit) and
	Common Stock		Paid	Stock	Accumulated	controlling	Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, May 23, 2007 (Inception)	5,000,000	$50,000	$(50,000)	$-	$-	$-	$-

Acquisition of subsidiary, Carpenter Creek, LLC, 75% interest	-	-	-	-	-	69,411	69,411
Note receivable issued as capital contributions from members	-	-	453,563	-	-	69,668	523,231
Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(65,208)	-	-	65,208	-
Capital contributions from members	-	-	2,906,086	-	-	447,414	3,353,500
Net (loss) for the period from May 23, 2007
(Inception) through April 30, 2008	-	-	-	-	(3,327,375)	(638,912)	(3,966,287)
Balance, April 30, 2008	5,000,000	$50,000	$3,244,441	$-	$(3,327,375)	$12,789	$(20,145)

Capital contributions from members	-	-	2,762,446	-	-	468,735	3,231,181
Net (loss) for the year ended April 30, 2009	-	-	-	-	(2,305,551)	(364,765)	(2,670,316)
Balance, April 30, 2009	5,000,000	$50,000	$6,006,887	$-	$(5,632,926)	$116,759	$540,720

Acquisition of subsidiary, Carpenter Creek, LLC, 2.5% interest	-	-	(473,385)	-	-	(26,615)	(500,000)
Capital contributions from members	-	-	1,306,505	-	-	299,849	1,606,354
Net (loss) for the year ended April 30, 2010	-	-	-	-	(1,506,729)	(392,033)	(1,898,762)
Balance, April 30, 2010	5,000,000	$50,000	$6,840,007	$-	$(7,139,655)	$(2,040)	$(251,688)

Distribution of property, Snider Ranch property	-	-	-	-	-	(282,651)	(282,651)
Common stock issued for services	50,000	500	164,500	-	-	-	165,000
Imputed interest on related party advances	-	-	1,650	-	-	-	1,650
Effect of reverse acquisition merger	4,584,427	45,844	(131,676)	15,000	-	-	(70,832)
Capital contributions from shareholder	-	-	343,139	-	-	97,604	440,743
Capital contributions from members	-	-	268,052	-	-	15,000	283,052
Acquisition of subsidiary, Armadillo Holdings 1.88% interest	31,334	313	(22,839)	-	-	22,526	-
Issuance of shares related to reverse merger	1,500,000	15,000	-	(15,000)	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	1,034,900	-	-	-	1,034,900
Discount from the issuance of Preferred Stock allocated to warrants	-	-	1,000,000	-	-	-	1,000,000
Dividend payable	-	-	-	-	(10,685)	-	(10,685)
Issuance of subsidiary ownership interests beneficial conversion feature	-	-	(212,453)	-	-	212,453	-
Net (loss) for the year ended April 30, 2011	-	-	-	-	(3,466,111)	(174,812)	(3,640,923)
Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

Rounding of shares on stock reverse	2	-	-	-	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	602,051	-	-	-	602,051
Financing fee for warrants issued as additional consideration	-	-	240,734	-	-	-	240,734
Issuance of shares related to reverse merger	1,230,349	12,303	(15,000)	2,697	-	-	-
Issuance of common stock for cash	26,983,938	269,839	4,711,678	225,000	-	-	5,206,517
Conversion of convertible preferred stock to common stock	2,983,293	29,832	357,995	-	-	-	387,827
Beneficial conversion feature on convertible note	-	-	610,182	-	-	-	610,182
Conversion of debenture to common stock	2,059,625	20,598	772,068	290,592	-	-	1,083,258
Options issued to employees and consultants	-	-	34,491	-	-	-	34,491
Issuance of shares related to consulting agreements	846,087	8,461	152,296	-	-	-	160,757
Net (loss) for the year ended April 30, 2012	-	-	-	-	(6,164,266)	(178,321)	(6,342,587)
Balance,April 30, 2012	45,269,055	$452,690	$16,751,775	$518,289	$(16,780,717)	$(290,241)	$651,796

Issuance of shares related to reverse merger	269,651	2,697	-	(2,697)	-	-	-
Issuance of common stock for cash	1,375,000	13,750	261,250	(225,000)	-	-	50,000
Beneficial conversion feature on convertible note			17,879	-	-	-	17,879
Loss on modification of preferred shares conversion rate			302,694	-	-	-	-
Conversion of accrued consulting fees to common stock	1,346,557	13,465	315,696	-	-	-	329,161
Conversion of debenture to common stock	7,428,050	74,280	1,642,489	(290,592)	-	-	1,426,177
Issuance of shares related to consulting agreements	300,000	3,000	54,000		-	-	57,000
Stock payable related to note discount	-	-	-	30,000	-	-	30,000
Net (loss) for the nine months ended January 31, 2013	-	-	-	-	(3,060,745)	(12,804)	(3,073,549)
Balance, January 31, 2013	55,988,313	559,882	19,345,783	30,000	(19,841,462)	(303,045)	(511,536)

See accompanying notes to financial statements.

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			For the period from
			May 23, 2007(Inception)
	For the nine months ended January 31,		through January 31,
	2013	2012	2013
Cash flows from operating activities
Net (loss)	$(3,060,745)	$(3,496,095)	$(19,841,462)
Non-controlling interest in net (loss)	(12,804)	(98,624)	(1,761,647)
Adjustments to reconcile net (loss) to net
cash (used) provided by operating activities:
Depreciation and amortization expense	3,743	3,614	22,758
Loss on sale of assets	-	3,651	15,003
Loss on investment	280,983	-	293,278
Loss due to late payment penalty	-	-	1,200,000
Common stock issued for services	57,000	-	417,248
Imputed interest	-	-	1,650
Amortization of debt discount	920,812	1,296,296	3,179,378
Amortization of issuance costs	17,500	10,000	(23,823)
Loss on conversion of debt	441,960	53,453	462,345
Impairment expense	-	932,454	2,762,454
Financing fee on issuance of warrants	-	240,734	240,734
Decrease (increase) in assets:
Other assets	5,993	(7,500)	(7,500)
Employee receivable	-	(173,579)	(27,785)
Deposits	4,696	(4,696)	-
Increase (decrease) in liabilities:
Accounts payable	280,888	(65,012)	607,919
Related party payable	14,924	(8,033)	143,196
Accrued expenses	609,292	396,894	1,592,169
Net cash (used) in operating activities	(435,758)	(916,443)	(10,724,085)

Cash flows from investing activities
Proceeds from sale of Snider Ranch	-	-	1,130,602
Proceeds from sale of Carpenter Creek - held in escrow	-	135,000	-
Purchase of Hunza option	-	(932,454)	(7,062,454)
Purchase of fixed assets	(650)	(5,813)	(54,712)
Proceeds from sale of fixed assets	-	-	3,010
Net cash (used) in investing activities	(650)	(803,267)	(5,983,554)

Cash flows from financing activities
Capital contributions from members	-	-	8,023,387
Acquisition of noncontrolling interest	-	-	(500,000)
Proceeds from debt, net of issuance costs	244,000	1,160,000	5,978,900
Proceeds from issuance of preferred stock	-	360,000	1,360,000
Proceeds from issuance of common stock	50,000	92,000	5,256,517
Payments on notes payable	(20,000)	-	(3,409,900)
Net cash provided by financing activities	274,000	1,612,000	16,708,904

Net increase (decrease) in cash	(162,408)	(107,710)	1,265
Cash - beginning	163,673	118,059	-
Cash - ending	$1,265	$10,349	$1,265

MMEX MINING CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

Supplemental disclosures:
Interest paid	$-	$-	$483,723
Income taxes paid	$-	$-	$-
Non-cash investing and financing transactions:
Note receivable issued as capital contributions	$-	$-	$523,231
Distribution of property, Snider Ranch	$-	$-	$(282,651)
Effect of reverse acquisition merger	$-	$-	$(70,832)
Conversion of minority interest into equity	$-	$-	$(22,839)
Additional ownership interest in subsidiary	$-	$-	$212,453
Issuance of contingent consideration from merger	$-	$-	$(15,000)
Stock issued for conversion of debt	$(985,440)	$-	$465,259
Stock issued for conversion of accrued compensation	$329,162	$-	$329,162
Stock issued for common stock payable	$518,289	$-	$518,289
Preferred stock beneficial conversion feature	$-	$-	$1,000,000
Common stock beneficial conversion feature	$17,879	$-	$627,488
Purchase of Hunza option	$-	$-	$3,000,000
Debt discount on issuance of warrants	$-	$314,216	$1,636,951
Debt discount for common stock payable	$30,000	$-	$30,000
Convertible debenture issued by agreement	$-	$-	$1,200,000

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

The accounting policies followed by MMEX Mining Corporation are set forth in the Company’s financial statements that are a part of its April 30, 2012, Form 10-K and should be read in conjunction with the financial statements for the three and nine months ended January 31, 2013, contained herein.

The financial information included herein as of January 31, 2013, and for the three and nine month periods ended January 31, 2013 and 2012, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $19,841,462 and used net cash in operations of $10,724,085 for the period from inception (May 23, 2007) through January 31, 2013. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of January 31, 2013 on a recurring and non-recurring basis:

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

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred. $3,620 and $0 were incurred for the nine months and three months ended January 31, 2013 and $1,880 and $805 were incurred for the nine months and three months ended January 31, 2012.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $19,841,462 and a working capital deficit of $7,085,758 at January 31, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

For the period from inception (May 23, 2007) through January 31, 2013, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

In connection with the closing of the merger with MCCH, our executive officers (David Walters, President and Matt Szot, Chief Financial Officer) and director (Mr. Walters) resigned, effective September 22, 2010, and we appointed designees of MCCH (Jack W. Hanks and Bruce N. Lemons) as the new directors, all effective as of September 23, 2010. The board also named Mr. Hanks as our new President and Chief Executive Officer.

Accrued Expenses
On September 15, 2012, Nabil Katabi (a related party), a Company director, per terms of his consulting agreement requested the conversion of $75,000 of consulting fees into shares of the Company stock.  The 465,525 Common Shares were issued during the three month period ended January 31, 2013.

On October 30, 2012, the Corporation issued 300,000 Common Shares at a price of $0.19 to Delavega Trading Ltd. (a related party), a company for which Nabil Katabi, a Company director, has a controlling interest, pursuant to terms of a consulting agreement dated February 1, 2012.

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

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd. (a related party), an entity controlled by Nabil Katabi, a director of the Company. The August 1, 2012 debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into Common Shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 13,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292 on the issuance date.

On September 15, 2012, the Company entered into a $4,500 convertible note agreement with BNL Family Partners, LLC.  Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners.  The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 4,500 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800 on the issuance date.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd. (a related party), an entity controlled by Nabil Katabi, a director of the Company. The December 17, 2012 debentures carry a 20% interest rate until maturity at December 17, 2013 and are convertible into Common Shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 6,500 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549 on the issuance date.

On January 4, 2013, the Company entered into a $10,000 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners.  The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $150,000 and are convertible into Common Shares at the holder’s option at $0.20 per common share. In addition, the Corporation issued 10,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until January 4, 2016.  On January 10, 2013 the note was repaid in full.

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

Note 4 – Other Assets – Current

The current portion of Other Assets consists of the following:

	January 31, 2013	April 30, 2012
Deferred Costs on Bridge Financing	$20,000	$10,000
	$20,000	$10,000

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	January 31, 2013	April 30, 2012
Software and hardware	$25,023	$24,373
Less accumulated depreciation and amortization	(11,081)	(7,339)
	$13,942	$17,034

Depreciation and amortization expense totaled $3,743 and $3,614 for the nine months ended January 31, 2013 and 2012, respectively, and $1,263 and $1,219 for the three months ended January 31, 2013 and 2012, respectively.

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

The following table reflects the income statements for the nine month ended January 31, 2013 and the four month period ended April 30, 2012, for the Hunza equity investment:

	January 31, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

Revenue	$7,574	$-
Cost of goods sold	(25,851)	-
Gross Profit (loss)	$(18,277)	$-
Operating expenses	(631,488)	(279,137)
Operating income (loss)	$(649,765)	$(279,137)
Other income (expense)	42,842	(101)
Loss before taxes	$(606,923)	$(558,375)
Income tax benefit	44,957	20,670
Net loss for the period	$(561,966)	$(537,705)

The Company’s proportionate share of losses totaled $280,983 and $0 for the nine months ended January 31, 2013 and 2012, respectively, and $69,310 and $0 for the three months ended January 31, 2013 and 2012, respectively, in relation to the acquired asset above.

The following table reflects the balance sheet for the period ended January 31, 2013 compared to the period ended April 30, 2012, for the Hunza equity investment:

	January 31, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
Assets
Cash and Cash Equivalents	$1,058,768	$1,567,251
Loans and Advances	164,042	33,278
Tangible Assets	-	1,276
Property and Equipment	20,845	22,972
Intangible Assets	82,980	157,998
Deferred Charges	1,689	59,548
Total Assets	$1,328,324	$1,842,323

Liabilities and Shareholders' Equity
Accounts Payable	$31,095	$45,380
Taxes Payable	5,665	4,779
Other Liabilities	74,479	75,744
Shareholders' Equity	1,217,085	1,716,420
Total Liabilities and Shareholders' Equity	$1,328,324	$1,842,323

Note 7 – Accrued Expenses

As of January 31, 2013 and April 30, 2012 accrued expenses included the following:

	January 31, 2013	April 30, 2012
Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	237,101	117,543
Accrued Payroll, Employees	30,842	-
Accrued Consulting	550,531	548,145
Accrued Dividend	185,685	110,685
Accrued Interest	163,891	143,963
	$1,230,591	$982,877

Note 8 – Long-term Debt

Long-term debt were as follows at:

	January 31, 2013	April 30, 2012
Issued by MMEX Mining Corporation:
Dosdall Investment - 10%, due 12/31/10, currently in default	$50,000	$50,000
Blackstone Investment Corp. - 6%, due 3/1/17	-	558,181
William Gross (preferred shares convertible) - 10%, due 3/18/16	175,070	40,418
William Gross (common shares convertible) - 10%, due 7/31/13	1,413,464	1,064,633
William Gross - 20%, due 10/31/13	98,856	-
Herbert Villalonga (common shares convertible) - 22%, due 3/1/13	105,000
Montana Coal Royalty - 10%, due 3/18/12, related party	-	290,000
BNL Family Partners, LLC (convertible)- 20%, due 10/30/13, related party	3,730	-
Delavega Trading Ltd (convertible)- 20%, due 9/30/13, related party	13,385	-
Delavega Trading Ltd (convertible)- 20%, due 12/17/13, related party	6,157	-
Issued by subsidiaries of the Company:
AMC (preferred stock) - 10%, due 6/30/12	137,500	137,500
Hawn Financial - 25%, due 1/27/12, currently in default	25,000	25,000
Atlantic Coal PLC - 10%. On demand, currently in default	300,000	300,000
Total debt issued by the Company and subsidiaries	2,328,162	2,465,732
Less current maturities	(2,153,092)	(1,360,681)
Total long-term debt	$175,070	$1,105,051

Notes Payable-Third Party, currently in default
In November of 2009 the Company entered into a $300,000 note agreement which carried a 10% interest rate due on July 15, 2010.  Accrued interest of $115,486 and $92,986 was outstanding at January 31, 2013 and April 30, 2012, respectively.  This note is currently in default.

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

Convertible Notes-Third Party, currently in default
On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.  Accrued interest of $14,485 and $10,735 was outstanding at January 31, 2013 and April 30, 2012 respectively.  As of January 31, 2013 this note is in default.

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the “Notes”) due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors.  The Notes are convertible into the Company’s common stock at the holders’ option at $1.00 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect.  In addition, the Company issued 643,625 warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.  All but $25,000 of the promissory notes plus interest were paid in full on March 23, 2011.  As of January 31, 2013 the remaining $25,000 was in default.  Accrued interest of $12,513 and $7,825 was outstanding at January 31, 2013 and April 30, 2012 respectively.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $19,817 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.  During the nine months ended January 31, 2013, $14,049 was recorded as amortization of the debt discount into interest expense. The Company recorded the intrinsic value of the beneficial conversion of $80,183 as debt discount and will amortize the discount over the original one year term of the Note.

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

On January 2, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note is due and payable on March 1, 2013, carries a 1.87% per month interest rate due and payable on March 1, 2013 and included 300,000 shares of the Company’s common stock. If the note is not paid by March 1, 2013, the interest rate is increased by an additional 30% annually.  The note is secured with 900,000 of the Company's common stock which were pledged and owned by Jack Hanks, the Company’s President and CEO.  The 300,000 shares were valued at $0.10 per share, the closing price of the Company stock on January 2, 2013, and recorded as a $30,000 increase to discount on notes payable and an increase in common stock payable.  The discount will be amortized over the term of the note.

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

On December 8, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The Company is required to redeem the note on that date which is the earlier of: (i) the closing of any Company equity financing in excess of $2,250,000 or (ii) December 8, 2012 at a payment equal to $125,000.  The Company at its option may elect to redeem the note at such payment amount on any earlier date. In addition to redemption of the note, the Company agreed to redeem an additional amount of debt owed to the investor in the amount of $100,000 in principal and $25,000 in fees out of additional funding from any financing. Such funding shall be applied to the $500,000 note dated October 28, 2011 issued by the Company to the investor. The note is secured with 330,000 shares of the Company's common stock.  In addition, the Company issued 125,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.20 per share on or before three years from the issuance date.

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

The Company recorded the intrinsic value of the beneficial conversion of $330,000 as debt discount and will amortize the discount over the original fifteen month term of the Note.  During the nine months ended January 31, 2013, $163,096 was recorded as amortization of the debt discount into interest expense.

On August 15, 2012, the Corporation entered into a $100,000 convertible note agreement with an unrelated party. The debenture is subject to a 20% placement fee payable to the holder irrespective of the date redeemed, matures on October 31, 2013 and is convertible into common shares at the holder’s option at $0.20 per Common Share. Pursuant to the agreement, the Corporation also (i) amended the conversion rate of the March 2011 Series A Preferred Stock (“Preferred Stock”) from $0.40 to $0.20 per Common Share, (ii) amended the maturity date of the April 2012 Debenture from July 31, 2013 to October 31, 2013, (iii) amended the exercise price of the Warrant agreement of April 2011 to purchase 468,750 Common Shares from $0.80 to $0.20, and (iv) issued 120,000 Warrants, to the holder of the August 15, 2012 Debenture, with an exercise price of $0.30 per Common Share until August 15, 2015 valued at $14,232.  The computed interest of $20,000 was added to the balance of the note and recorded as additional debt discount.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $14,232 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the nine months ended January 31, 2013, $5,442 was recorded as amortization of the debt discount into interest expense.

 Convertible Notes-Related Party
 On August 1, 2012, the Corporation entered into a $10,000 convertible note agreement with BNL Family Partners, Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners, The debentures are convertible into common shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 10,000 warrants at an exercise price of $0.30 per common share until August 1, 2015 valued at $994.  On August 21, 2012, the Corporation repaid the $10,000 debenture.

 The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $994 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense.  During the nine months ended January 31, 2013, $428 was recorded as amortization of the debt discount into interest expense.

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder’s option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount.  During the nine months ended January 31, 2013, $1,120 was recorded as amortization of the debt discount into interest expense. In addition, the Corporation issued 13,000 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $1,292 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the nine months ended January 31, 2013, $557 was recorded as amortization of the debt discount into interest expense.

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC.  Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners.  The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder’s option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. During the nine months ended January 31, 2013, $327 was recorded as amortization of the debt discount into interest expense. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the nine months ended January 31, 2013, $269 was recorded as amortization of the debt discount into interest expense.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares at the holder’s option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount.  During the nine months ended January 31, 2012, $160 was recorded as amortization of the debt discount into interest expense. In addition, the Corporation issued 6,500 Warrants at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $549 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the nine months ended January 31, 2013, $71 was recorded as amortization of the debt discount into interest expense.

On January 4, 2013, the Company entered into a $10,000 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners.  The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $150,000 and are convertible into Common Shares at the holder’s option at $0.20 per Common Share. In addition, the Corporation issued 10,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until January 4, 2016 On January 10, 2013 the note was repaid in full.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model.  The value assigned to the warrants of $780 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the nine months ended January 31, 2013, $376 was recorded as amortization of the debt discount into interest expense.

Convertible Preferred Stock-Third Party
On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) to an unrelated party in exchange for an investment of $1,000,000.  The shares may be converted into the Company’s common shares at $0.40 per common share.  The Preferred Stock carry a 10% cumulative dividend and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction.  The Company is required to redeem the shares at a liquidation value of $1.00 per share plus any accrued and unpaid dividends.  Due to the mandatory redemption feature, the Company recorded the investment as a liability under ASC Subtopic 480-10.

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016.  During the nine months ended January 31, 2013 and 2012, $134,652 and $16,764 respectively, was recorded as amortization of the debt discount into interest expense.  The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation common stock shares.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method.  The Company recorded amortization on loan costs in the amount of $7,500 for both nine month periods ended January 31, 2013 and 2012, respectively and $2,500 for both three month periods ended January 31, 2013 and 2012, respectively.  Unpaid dividends payable were $185,685 at January 31, 2013 on the Preferred Stock.

On August 15, 2012, the company amended the Preferred Stock agreement and lowered the conversion rate provided from $0.40 per common share to $0.20 per common share.  The amendment generated a $302,694 fair value adjustment that was recorded as additional interest and increased additional paid in capital.

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

The Company recorded total interest expense, which includes amortization of debt discounts on convertible debt from above, on debt in the amount of $931,897 and $1,433,471 for the nine months ended January 31, 2013 and 2012, respectively and $168,264 and $264,462 for the three months ended January 31, 2013 and 2012, respectively.

Note 9 – Changes in Stockholders’ Equity (Deficit)

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock. There were 55,988,313 shares issued and outstanding at January 31, 2013.

For the period from inception (May 23, 2007) through January 31, 2013, there has been contributions of capital from members of $7,696,652 and contributions of capital from shareholders of $343,139.

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

Merger Agreement Common Stock issued subsequent to the merger date with MCCH
On December 22, 2010 the Company issued 31,334 shares to Steve Eppig in exchange for Mr. Eppig’s 1.88% interest in the equity of its Armadillo Holdings Group Corporation subsidiary.  The shares were valued at the value of the minority interest held in Armadillo Holding Group Corporation through January 31, 2011 which was $22,526.

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

Common Stock issued for Conversion of Accrued Consulting Fees
On June 5, 2012, the Corporation issued a total of 881,032 shares of the Company’s common stock, 144,932 at $0.23 per share and 736,100 at $0.30 per share, to an unrelated party pursuant to a consulting agreement which was already part of third party accrued compensation.  This amount had been expensed in the fiscal year ended April 30, 2012.  As the accrued compensation was converted in accordance with the signed written agreement, no gain or loss was recognized, as this was a non-cash transaction.

On November 2, 2012, the Corporation issued 465,525 Common Shares at an average price of $0.16 to Delavega Trading Ltd., a company for which Nabil Katabi a Company director has a controlling interest, pursuant to extinguishments of accrued consulting fees. As the accrued compensation was converted in accordance with the signed written agreement; therefore, no gain or loss was recognized.

Common stock reserved
At January 31, 2013, 49,604,983 shares of common stock were reserved 16,485,639 for debt conversion purposes and 33,119,344 for issuance of warrants outstanding.

Common stock payable
On January 2, 2013, 300,000 Common Shares are to be issued as additional consideration for the $120,000 convertible note issued to an unrelated investor. The share consideration was recorded as a $30,000 discount on the note payable and an increase to common stock payable based upon the fair value of the shares on the date the note was issued.

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

Note 10 – Non-controlling Interests

On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., (“MCCH”), a holding Company, with an 80% interest in Maple Carpenter Creek, LLC (“MCC”), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC (“CC”), and a 98.12% interest in Armadillo Holdings Group Corp. (“AHGC”), which in turn owned an 80% interest in Armadillo Mining Corp. (“AMC”). The non-controlling interest of 1.88% in AHGC was acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX resulting in 100% ownership of AHGC.  On March 22, 2011, AHGC acquired a 14.6% of AMC and on April 30, 2012, an additional 4% interest for a total of 98.6% based upon agreement with the minority interest holder to reduce their interest based upon proportionate share of additional capital contributed to AMC. As of January 31, 2013, non-controlling interests held an approximate 1.4% residual interest in AMC and 20% interest in MCC and 5% interest in CC.

Non-controlling interest balances were as follows:

	January 31, 2013	April 30, 2012

Balances at the beginning of the period	290,241	111,920
Losses due to minority interest in subsidiaries:
MCCH (13.66%)	3,073	6,596
CC (5%)	1,125	812
AMC (1.4%)	8,606	170,913
Balances at the end of the period	303,045	290,241

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

Note 12 – Subsequent Events

On February 14, 2013, the Company issued 300,000 Common Shares to an unrelated third party as part of the January 2, 2013 convertible note agreement.

On February 14, 2013, the Company issued 225,000 of the Company’s common stock to each of The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company’s CEO, Jack Hanks, AAM Investments, LLC, affiliated with one of the Company’s Directors, Bruce N. Lemons, Delavega Trading Ltd, a company for which Nabil Katabi a Company director has a controlling interest, for a total of 675,000 shares, as compensation for their collateralization of the January 16, 2013 convertible note.

On February 14, 2013, the Company issued an unrelated third party, 225,000 shares of the Company’s common stock as compensation for their collateralization of a Company convertible note.

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

General and administrative:

General and administrative expenses were $257,548 for the nine months ended January 31, 2013 compared to $523,661 for the nine month ended January 31, 2012, a decrease of $266,113. General and administrative expenses were $112,635 for the three months ended January 31, 2013 compared to $120,061 for the three month ended January 31, 2012, a decrease of $7,426.  The decrease is due to focus on our acquisition of our Colombian mining activity.

Payroll and taxes:

Payroll and taxes expense was $342,702 for the nine month period ended January 31, 2013 compared to $367,622 for the nine month period ended January 31, 2012, a decrease of $24,920.  Payroll and taxes expense was $106,357 for the three month period ended January 31, 2013 compared to $120,051 for the three month period ended January 31, 2012, a decrease of $13,694.  The decrease is due to reduction of employees over prior year.

Professional fees:

Professional fees expense was $680,757 for the nine month period ended January 31, 2013 compared to $274,899 for the nine month period ended January 31, 2012, an increase of $405,858. Professional fees expense was $140,798 for the three month period ended January 31, 2013 compared to $110,237 for the three month period ended January 31, 2012, an increase of $30,561. The increase was due to increased consulting services to support international operations.

Impairment expenses:

Impairment expense was $0 for the nine month period ended January 31, 2013 compared to $932,454 for the nine month period ended January 31, 2012, a decrease of $932,454.  Impairment expense was $0 for both three month periods ended January 31, 2013 and 2012, respectively.  The decrease was due to the reclassification of exploration costs to those of proven properties.

Depreciation and amortization:

Depreciation and amortization expense was $3,743 for the nine month period ended January 31, 2013 compared to $3,614 for the nine month period ended January 31, 2012, an increase of $129. Depreciation and amortization expense was $1,263 for the three month period ended January 31, 2013 compared to $1,219 for the three month period ended January 31, 2012, an increase of $44. The increase is due to the addition of depreciable equipment in the current fiscal year.

Net operating loss:

Net operating loss for the nine month period ended January 31, 2013 was $1,284,750 or $0.02 per share compared to a net operating loss of $2,104,144 for the nine month period ended January 31, 2012, or $0.17 per share, a decrease of $819,394. Net operating loss for the three month period ended January 31, 2013 was $361,053 or $0.01 per share compared to a net operating loss of $351,568 for the three month period ended January 31, 2012, or $0.03 per share, an increase of $9,485. The net operating loss decreased for the nine month period ended January 31, 2013 compared to the nine month period ended January 31, 2012 is primarily due to decreased exploration costs of proven properties.  The increase in the three month period ended January 31, 2013 compared to the January 31, 2012 period is due to increased professional fees.

Other expense:

We reported a loss on debt conversion of $441,960 for the nine month period ended January 31, 2013 and $53,453 for the period ended January 31, 2012.  The loss in the January 31, 2013 period was due to the conversion of $323,640 debt when the fair value of the common stock exchanged was $765,600 based on the closing price on the date of grant and the loss in the January 31, 2012 period was due to the conversion of $356,250 debt when the fair value of the common stock exchanged was $409,703 based on the closing price on the date of grant.

We also reported loss of $280,983 on investment of property for the nine month period ended January 31, 2013 and $0 for the nine month period ended January 31, 2012.  This reflects the Company’s 50% interest in Hunza’s loss for the period ended January 31, 2013.  We reported loss of $69,310 for the three month period ended January 31. 2013 and $0 for the three month period ended January 31. 2012.

We reported interest expense of $1,065,856 for the nine month period ended January 31, 2013 compared to $1,433,473 for the nine month period ended January 31, 2012, a decrease of $367,615.  We reported interest expense of $302,223 for the three month period ended January 31, 2013 compared to $264,461 for the three month period ended January 31, 2013, an increase of $37,761.  The year to date decrease was due to a reduction in outstanding debt due to conversions to equity.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $12,804 and $98,624 of the total losses for the nine month period ended January 31, 2013 and 2012, respectively, a decrease of $85,820. Non-controlling interests in loss of consolidated subsidiaries represented approximately $3,371 and $19,619 of the total losses for the three month period ended January 31, 2013 and 2012, respectively, a decrease of $16,248. The decrease was due to reduced losses in the subsidiaries with non-controlling interests and due to the acquisition of additional interest, 94.6% to 98.6%, in the company’s AMC subsidiary.

Net loss:

We recorded a net loss of $3,060,745 or $0.06 per share, for the nine month period ended January 31, 2013, compared to a net loss of $3,496,095, or $0.29 per share for the nine month period ended January 31, 2012.  We recorded a net loss of $729,215 or $0.01 per share, for the three month period ended January 31, 2013, compared to a net loss of $649,864, or $0.05 per share for the three month period ended January 31, 2012. Net losses decreased in the year to date period primarily as a result of our decreased impairment expenses as we completed the acquisition of our mineral interests.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At January 31, 2013, we had a negative working capital position of $7,085,758.

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

On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock (the“Preferred Stock”) to an unrelated party in exchange for an investment of $1,000,000.  The shares may be converted into the Company’s common shares at $0.40 per common share.  The Preferred Stock carry a 10% cumulative dividend, that is being reported as interest due to the classification of the preferred stock, and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction.  The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation common stock shares.

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

On June 30, 2011 and August 8, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000.  The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.  In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.  On January 17, 2012, $312,500 of these notes plus interest were converted into common stock, the remaining $171,875 of notes and interest were extended to June 30, 2012.  As consideration for the extension, the Company issued 484,375 warrants to purchase shares of the Company’s common stock at an exercise price of $.2095 per share on or before December 31, 2014.

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

On January 16, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note is due and payable on March 1, 2013, carries a 1.87% per month interest rate due and payable on March 1, 2013 and included 300,000 shares of the Company’s common stock. If the note is not paid by March 1, 2013, the interest rate is increased by an additional 30% annually.  The note is secured with 900,000 of the Company's common stock which were pledged and owned by Jack Hanks, the Company’s President and CEO.

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

None

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
__________
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

MMEX Mining Corporation.
(Registrant)

Date: March 18, 2013	By:	/s/ Jack W. Hanks
Jack W. Hanks
President and Chief Executive Officer