Form 10-K
period 2013-04-30
MMEX Mining Corp
filed 2015-11-05
CIK 1440799

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the fiscal year ended April 30, 2013

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from ____________ to ____________

Commission File Number 333-152608

MMEX MINING CORPORATION
(Exact name of Issuer as specified in its charter)

Nevada	26-1749145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2626 Cole Ave Suite 600 Dallas, Texas 75204	855-880-0400
(Address of principal executive offices, including area code.)	(Issuer's telephone number, including zip code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.04 per share) at which the common equity was last sold as of April 30, 2013 (the last business day of the registrant's reporting period) was approximately $2,285,932.

There were 57,148,313 shares of the Registrant's Common Stock outstanding on November 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX MINING CORPORATION

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

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

Company History

MMEX Mining Corporation (the Company or "MMEX") was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 4,000,000 shares of the Company's common stock, and the assumption of all of the Company's liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 to Management Energy, Inc. on May 28, 2009 to better reflect the Company's business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., ("MCCH") a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC ("MCC"), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC ("CC"), and at the time of the merger, owned a 98.12% interest in Armadillo Holdings Group Corp. ("AHGC"), which in turn owned an 80% interest in Armadillo Mining Corp. ("AMC"). As of April 30, 2013, AHGC owned 94.6% of AMC through additional capital contributions. The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 313,339 shares of MMEX.On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX Mining Corporation, Inc entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. ("MCCH"). MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia. MCCH had the following coal project interests as of the date of closing of the merger:

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

The Hunza Agreement provides for the payment of $3,000,000 to Hunza upon the earlier of: (i) May 1, 2013; and (ii) 90 calendar days after the delivery of an updated technical report in respect of the work program recommended by the Technical Report to be carried out on the Hunza Project. Failure to pay this amount will immediately result in the reduction of AMCC's interest in Hunza from 50% to 25%.

In 2012, the primary operational activities of Hunza have been initiating the community relations activities in advance of the commencement of the work program to be carried out on the Hunza Project as recommended in the Technical Report. These activities involved working with the local community leaders to understand the needs of the communities in proximity to the Hunza Project. In 2012, Hunza also initiated a transportation and logistics feasibility study for marketing of coal, an update of the initial mine plan and a marketing study for metallurgical coal. With respect to the drilling program, negotiations are underway with the sub-contractor to finalize and to mobilize the drilling operations. Hunza has also engaged a Colombian underground mining operator to develop a complete pre-feasibility and feasibility mining plan for the mine development on the Hunza Project with a Small Scale Mining Plan for extraction of up 240,000 tons per year and a Large Scale Mining Plan providing for the increase in the production to 2,400,000 tons per year over the course of seven years. Additionally, in January and February 2012, Hunza obtained environmental and mining permits allowing for the production of up to 2,400,000 tons per year. No mining activities have taken place on the Hunza Project in 2012. As of April 30, 2013, due to the fact that the Columbian government has suspended the Hunza Projects mining permits, the Company recorded a 2013 fiscal year impairment charge of $4,006,722 which represents 100% of the Hunza Project's net value after first reducing the assets by the payable of $3,000,000. See further discussion in the footnotes to the financial statements.

Colombian Coal Overview.

Colombia has 9 identified coal basins. Coal quality ranges from Bituminous to Anthracite. Measured reserves are close to 7.8 billion tons (with additional potential of 11 billion). Most of the coal industry has focused on the easy access, high quality thermal coal in the northern part of the country. This represents the largest portion of reserves and infrastructure. Major mining houses have concentrated on the Guajira and Cesar coal basins for large-scale operations since 1980´s. In 2009 Colombia exported 67 million tons of thermal coal, and according to EIA, Colombia was the fourth largest net coal exporter in the world in 2010.- representing about 25% of the country's total export earnings. By 2014 Colombia projects 104 million tons of coal export. By 2025 Colombia is projected to reach 134 million tons of coal exports.

For metallurgical coal, Colombia presents a rare combination in that its known reserves of metallurgical coal are both relatively high quality and readily available.

Colombian coking coal and coke producing regions are mainly located in the departments of Cundinamarca, Boyacá, Santander and Norte de Santander. Its coals have high, mid and low volatile characteristics as well as a high free swelling index categorisation that makes them suitable for coke production.

The deposits thicknesses, as well as dip ratios, make the seams suitable for mechanised production. All current production is underground and is characterised by small mines using intensive labour, rather than mechanisation.

Colombia's metallurgical coal exports began in the eighties, with 32,000t of coking coal shipped in 1983, climbing to last year's 1.71mt of coke and 0.87mt of coking coal exports. Exports this year are expected to be 1.4mt of coke and 1.8mt of coking coal, depending on the degree to which the global economy recovers, along with metcoal demand.

Development Strategy

As MMEX continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund the acquisition of AMCC's 50% ownership in Hunza and its 18-month exploration program at the Hunza Project, on March 7, 2012, the Corporation completed a private placement of Common Shares to qualified South American investors for gross proceeds of approximately US$5.6 million. As of April 30, 2013, due to the fact that the Columbian government has suspended the Hunza Projects mining permits, the Company recorded a 2013 fiscal year impairment charge of $4,006,722 which represents 100% of the Hunza Project's net value after first reducing the assets by the payable of $3,000,000. See further discussion in the footnotes to the financial statements.

Notwithstanding this recent private placement, there can be no assurance that the Corporation will be able to generate sufficient cash from operations in future periods to satisfy its capital requirements. Therefore, the Corporation will have to continue to rely on external financing activities, including the sale of equity securities, to satisfy capital requirements for the foreseeable future. Equity financings of the type the Corporation has been required to pursue are dilutive to shareholders and may adversely impact the market price of the Common Shares. However, the Corporation has no commitments for borrowings or additional sales of equity, the precise terms upon which it may be able to attract additional funding is not known at this time, and there can be no assurance that it will be successful in consummating any such future financing transactions on terms satisfactory to MMEX, or at all. See "Risk Factors".

Employees

As of April 30, 2013, we had 2 full time employees. Our employees are not represented by a labor organization. We maintain various employee benefit plans.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our executive offices are located in 2626 Cole Ave. Ste 600, Dallas, TX 75204.

Item 3: Legal Proceedings

None

Item 4: Mining Safety Disclosures

N/A

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "MMEX". The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2013 and April 30, 2012. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2013			Fiscal 2012

	HIGH	LOW		HIGH	LOW
1st Quarter	$0.24	$0.10	1st Quarter	$1.01	$0.40
2nd Quarter	$0.20	$0.10	2nd Quarter	$0.50	$0.11
3rd Quarter	$0.15	$0.10	3rd Quarter	$0.30	$0.06
4th Quarter	$0.15	$0.03	4th Quarter	$0.50	$0.15

On April 30, 2013, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.04.

The number of holders of record of the Company's common stock as of July 24, 2014 was 176 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2013.

Recent Sales of Unregistered Securities not previously reported on the Company's 10-Q

None sold during the fourth quarter ended April 30, 2013.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations are discussed in detail in Item 1 above. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

The following discussion should be read in conjunction with the Financial Statements, including the notes thereto.

Overview

MMEX Mining Corporation has interests in coal prospects in Colombia, South America. We are currently engaged in the search for coal deposits and are not engaged in the exploitation of a coal deposit.

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

The Hunza Agreement provides for the payment of $3,000,000 to Hunza upon the earlier of: (i) May 1, 2013; and (ii) 90 calendar days after the delivery of an updated technical report in respect of the work program recommended by the Technical Report to be carried out on the Hunza Project. Failure to pay this amount will immediately result in the reduction of AMCC's interest in Hunza from 50% to 25%. As of April 30, 2013, due to the fact that the Columbian government has suspended the Hunza Projects mining permits, the Company recorded a 2013 fiscal year impairment charge of $4,006,722 which represents 100% of the Hunza Project's net value after first reducing the assets by the payable of $3,000,000. See further discussion in the footnotes to the financial statements.

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

Results of Operations

We recorded a net loss of $7,857,888, or $0.14 per share, for the fiscal year ended April 30, 2013, compared to a net loss of $6,164,266, or $0.35 per share, for the fiscal year ended April 30, 2012.

Revenues:

We have not yet begun to generate revenues.

Exploration and development:

Exploration and development costs were $0 for the fiscal year ended April 30, 2013 compared to $1,894 for the fiscal year ended April 30, 2012.

General and administrative:

General and administrative expenses were $978,136 for the fiscal year ended April 30, 2013 compared to $662,466 for the fiscal year ended April 30, 2012, an increase of $346,796. The increase was mainly due to stock based compensation issued for the period.

Payroll and taxes:

Payroll and taxes expense was $454,165 for the fiscal year ended April 30, 2013 compared to $509,347 for the fiscal year ended April 30, 2012, a decrease of $55,182. The decrease was due to changes in administrative personnel.

Professional fees:

Professional fees expense was $450,598 for the fiscal year ended April 30, 2013 compared to $1,090,174 for the fiscal year ended April 30, 2012, a decrease of $639,576. The decrease was due to reduced need for legal, accounting, financial, and engineering services.

Impairment expense:

Impairment expense was $4,006,722 for the fiscal year ended April 30, 2013 compared to $932,454 for the fiscal year ended April 30, 2012, an increase of $3,074,268. The increase was due to the government suspension of the Hunza coal mining rights during 2013.

Depreciation and amortization:

Depreciation and amortization expense was $4,994 for the fiscal year ended April 30, 2013 compared to $4,832 for the fiscal year ended April 30, 2012, an increase of $162 due to new assets purchased during 2013.

Net operating loss:

Net operating loss for the fiscal year ended April 30, 2013 was $5,894,615 compared to a net operating loss of $3,201,167 for the fiscal year ended April 30, 2012, an increase of $2,693,448. The net operating loss increased primarily due to impairment expenses recorded during the fiscal year ended April 30, 2013 as compared to the prior year.

Other income (expense):

Loss on the disposal of fixed assets was $0 and $3,652 for the fiscal years ended April 30, 2013 and 2012, respectively. Interest expense was $1,311,164 for the fiscal year ended April 30, 2013 and $3,105,088 for the fiscal year ended April 30, 2012. The decrease of $1,793,924 was due to a reduction in outstanding debt due to conversions to equity. We reported a loss on debt conversion of $441,960 for the fiscal year ended April 30, 2013 and $20,385 for the fiscal year ended April 30, 2012. We also reported loss of $280,983 on investment of property for April 30, 2013 and $12,295 for the fiscal year ended April 30, 2012. This reflects the Company's 50% interest in Hunza's loss from the date the option was exercised to April 30, 2013.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $71,084 and $178,321 of the total losses for the fiscal year ended April 30, 2013 and 2012, respectively.

Net loss:

We recorded a net loss of $7,857,888, or $0.14 per share, for the fiscal year ended April 30, 2013, compared to a net loss of $6,164,266, or $0.35 per share for the fiscal year ended April 30, 2012, an increased net loss of $1,693,622. Net losses increased primarily as a result of our increased impairment on the Hunza property during the fiscal year ended April 30, 2013.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At April 30, 2013, we had a negative working capital position of $4,487,332.

On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock ( the "Preferred Stock") to an unrelated party in exchange for an investment of $1,000,000. The shares may be converted into the Company's common shares at $0.40 per common share. The Preferred Stock carry a 10% cumulative dividend, that is being reported as interest due to the classification of the preferred stock, and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction. The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation shares of common stock.

On April 25, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $520,000 notes in a private placement transaction. The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate. The computed interest of $130,000 was added to the balance of the note. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations. In addition, the Company issued 1,062,500 warrants to purchase shares of the Company's common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

On May 9, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $160,000 notes in a private placement transaction. The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations. In addition, the Company issued 250,000 warrants to purchase shares of the Company's common stock at an exercise price of $.80 per share on or before three years from the repayment or conversion date.

On June 30, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000. The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share. In addition, the Company issued 360,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

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

On October 28, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $500,000 note in a private placement transaction. The note is due and payable on October 31, 2012, and carry a 25% interest rate due in full at issuance. The computed interest of $125,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 1,665,000 shares of the Company's common stock.

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

On August 15, 2012, the Company entered into a $100,000 convertible note agreement with an unrelated party. The debentures carry a 20% interest rate until maturity at October 31, 2013 and are convertible into Common Shares at the holder's option at $0.20 per Common Share. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations.

On January 16, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note is due and payable on March 1, 2013, carries a 1.87% per month interest rate due and payable on March 1, 2013 and included 300,000 shares of the Company's common stock. If the note is not paid by March 1, 2013, the interest rate is increased by an additional 30% annually. Jack Hanks, the Company's President and CEO secure the note with 900,000 of the Company's common stock, which were pledged and owned.

On February 1, 2013, the Company entered into a $150,000 convertible note agreement with an unrelated party. The debentures carry a 20% interest rate until maturity at February 1, 2014 and are convertible into Common Shares at the holder's option at $0.20 per Common Share. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations. In addition, the Company issued 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $.20 per share on or before three years from the repayment or conversion date.

On March 18, 2013, the Company entered into a $75,000 note agreement with an unrelated party. The note is due and payable on March 18, 2014 and carry a 10% interest rate.

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

APRIL 30, 2013 and 2012

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

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of April 30, 2013, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended April 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Independent Registered Accountant's Internal Control Attestation. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2013.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of three (3) people. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	69	Director, Chief Executive Officer, President and Chief Financial Officer	2010

Bruce N. Lemons	61	Director	2010

Nabil Katabi	45	Director	2012

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

Mr. Katabi joined Maple Resources Corp. (Dallas) in 1996. He was appointed Manager Project Development in 1998 for the Maple Companies in Peru. His primary responsibility has been the development of new projects, such as the Ethanol Project for Maple in Peru, now Maple Energy. Prior to joining Maple, Mr. Nabil Katabi worked for Banque Indosuez in Copenhagen, Denmark, as a financial analyst in charge of the placement of international securities. Mr. Nabil Katabi graduated with a Masters in Business Administration from Columbia University (1995) and holds a DEA (Dipome d'Etudes Avanc'ees) in political science from the Sorbonne University in Paris (1997) . He also has a Diplome de Commerce in International Business & Finance from Ecole Superieure de Commerce de Paris (1991). Mr. Katabi is a Director of MMEX and has a consulting agreement with MMEX which, inter alia, contains non-disclosure and non-competition provisions.

We are not aware of any "family relationships" (as defined in Item 401(c) of Regulation S--B promulgated by the SEC) among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Except as set forth above, we are not aware of any event (as listed in Item 401(d) of Regulation S B promulgated by the SEC) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the company.

The Board of Directors has determined that Mr. Lemons is not "independent" as such term is defined by the listing standards of Nasdaq and the rules of the SEC since he is a major shareholder and a consultant to the Company. The Board of Directors has determined that Mr. Katabi is not "independent" as such term is defined by the listing standards of Nasdaq and the rules of the SEC since he is a major shareholder and a consultant to the Company. Mr. Hanks is not "independent" since he is an employee of the Company.

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

Code of Ethics

The Board of Directors adopted a code of business ethics on July 3, 2012, that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, by writing or telephoning the Company at, 4447 N Central Expwy, Ste 110 PMB 416, Dallas TX 75205, 855-880-0400 Attn: Secretary.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the fiscal year ended April 30, 2013, no director expenses were incurred.

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2013 and 2012.

Annual Compensation

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total

Jack W. Hanks Chief Executive Officer, President, and Chief Financial Officer (1)	2013	$360,000	(2)	-	-	-	-	-	-	$360,000
	2012	$323,342	(2)	-	-	-	-	-	-	$323,342

______________

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

(2)	The 2012 and 2013 amounts have been accrued but not paid.

The Company has an employment agreement with Jack W. Hanks, its Chief Executive Officer, which provides for annual compensation of $360,000. The agreement was effective September 4, 2010 and continues for a period of three years thereafter.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a))(c)
Equity Compensation Plans Approved by Security Holders	0	$0.35	0
Equity Compensation Plans Not Approved by Security Holders	1,000,000	0	1,000,000
Total	1,000,000	$0.35	1,000,000

We have not granted any stock awards other than as stock options. The following table reflects all option awards outstanding at April 30, 2013 to our executive officers:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Jack Hanks	0	1,000,000	0	$0.35	March 7, 2022

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended April 30, 2013, no director expenses were reimbursed. The following table reflects all option awards outstanding at April 30, 2013 to our non-executive directors:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 30, 2013, the name and number of shares of the Company's common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership(1), (2)

Jack W. Hanks(3)	4,856,249	8.49%

Bruce N. Lemons(4)	5,028,975	8.79%

Nabil Katabi(5)	1,411,223	2.46%

Blackstone Investment S.A.	4,000,000	6.99%

All Directors and executive officers as a group (three persons)(6)	11,296,447	19.76%

_______________

1)

SEC rules provide that, for purposes hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his/her/its economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

2)

Based on 57,188,313 shares outstanding on April 30, 2013. Shares of common stock subject to options that are exercisable within 60 days of April 30, 2013, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

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

The Company has a consulting agreement with Bruce N. Lemons, a Company Director, which provides for annual compensation of $170,000. The agreement was effective September 4, 2010 and continues for a period of three years thereafter. As of April 30, 2013, no compensation has been paid but the Company has accrued $451,315 of consulting fees.

The Company has a consulting agreement with Delavega Tading, Ltd, controlled by Nabil Katabi, a Company Director, which provides for annual compensation of $180,000. The agreement was effective February 1, 2012 and continues for a period of two years thereafter. As of April 30, 2013, Delavega Trading has converted $180,000 in fees into 1,237,305 shares and accrued $15,000 of consulting fees.

On September 4, 2010, MCCH entered into an employment agreement with the Company's CEO, Jack W. Hank for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $300,000 per year. On December 15, 2011 the agreement was amended and restated to provide for a three year term with automatic renewable one year terms thereafter at an annual compensation of $360,000.

On September 4, 2010, MCCH entered into a consulting agreement with Bruce N. Lemons, one of the Company's two directors, for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $170,000 per year. On December 15, 2011 the agreement was amended and restated to provide for a three year term with automatic renewable one year terms thereafter.

On February 17, 2012, 109,375 shares of MMEX Mining Corporation common stock at a price of $.40 per share were issued to Delavega Trading, Ltd., an entity controlled by Nabil Katabi a director of the Company, as a result of a conversion of $43,750 of debt and interest owed Nabil Katab.

On February 17, 2012, the Company granted 546,087 shares of restricted common stock to Delavega Trading Ltd., an entity controlled by Nabil Katabi, a director of the Company, for consulting services provided. The total fair value of the common stock was $103,757 based on the closing price of the Company's common stock on the date of grant.

On March 18, 2011, the Company issued a $290,000 notes payable to Montana Coal Royalty, LLC in exchange for the relinquishment of a royalty agreement upon the sale of Carpenter Creek. Montana Coal Royalty, LLC is owned equally by The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO and AAM Investments, LLC which is owned principally by a trust for Mr. Lemons' family, a director of the Company.

On September 13, 2011, the Board of Directors determined that the first $2,000,000 milestone had been met and approved the issuance of 1,000,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO, Jack Hanks.

On May 1, 2012, 131,250 shares of MMEX Mining Corporation common stock were issued to Delavega Trading Ltd., an entity controlled by Nabil Katabi a director of the Company, as a result of a conversion, as agreed to on April 25, 2012, of $43,750 of debt and interest owed Nabil Katabi.

On April 26, 2012, the Board of Directors determined that the remaining milestones and acceleration regarding the Merger Agreement had been reached and the Corporation issued the remaining 500,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO, Jack Hanks.

On May 16, 2012, the Corporation issued 3,480,000 shares of the Company's common stock at $0.10 per share to Montana Coal Royalty, LLC pursuant to conversion of $348,000 of a note and interest. Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation.

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

On January 2, 2013, the Company granted 900,000 shares to four related party consultants for agreeing to collateralize a note agreement issued by the Company. The shares were valued at a total of $90,000 based on the closing market price on the date of grant.

See Item 9 above for information concerning director independence.

Item 14. Principal Accountant Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2013 and 2012:

	2013	2012

Audit Fees (a)	$20,000	$33,500

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

_______________

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2013, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

Item 15. Exhibits

(a)(3) Exhibits

No	Description

2.1	Agreement and Plan of Merger, dated September 21, 2010 (2)

3.1	Articles of Incorporation (3)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 5, 2009 (4)

3.3	Certificate of Amendment to the Articles of Incorporation dated May 28, 2009 (5)

3.4	Certificate of Amendment to the Articles of Incorporation dated June 3, 2010 (6)

3.5	Certificate of Amendment to the Articles of Incorporation dated February 18, 2011 (8)

3.6	Certificate of Amendment to the Articles of Incorporation dated March 22, 2011 (8)

3.7	Amended and Restated By-Laws of the Registrant (7)

3.8	Certificate of Amendment to the Articles of Incorporation dated April 16, 2012 (1)

4.1	Statement of Designation of Series A Preferred Stock of the Registrant (7)

4.2	Form of warrant to purchase Common Stock of the Registrant (8)

4.3	Form of bridge note for April 2011 financing (8)

10.1	Form of Subscription Agreement for April 2011 financing (8)

10.2	Pledge Agreement dated March 22, 2011 between Armadillo Holdings Group Corporation and William D. Gross (8)

10.3	Convertible Preferred Stock Subscription Agreement dated March 22, 2011 between the Registrant and William D. Gross (8)

10.4	2012 Equity Compensation Plan (1)

10.5	Amended and Restated Consulting Agreement dated December 15, 2011 between the Registrant and Jack W. Hanks

10.6	Amended and Restated Consulting Agreement dated December 15, 2011 between the Registrant and Bruce N. Lemons (1)

10.7	Consulting Agreement dated February 1, 2012 between the Registrant and Delavega Trading, Ltd. (1)

21	Subsidiaries of the Registrant (1)

23	Consent of M&K CPAs, PLLC (1)

31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). (1)

32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
_____________

(1)	Filed herewith
(2)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on September 29, 2010.
(3)	Incorporated herein by reference to the registrant's Registration Statement on Form S-1filed with the SEC on July 29, 2008.
(4)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on March 3, 2009.
(5)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on May 29, 2009.
(6)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on June 7, 2010.
(7)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on March 28, 2011.
(8)	Incorporated herein by reference to the registrant's Current Report on Form 10-K filed with the SEC on August 11, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Mining Corporation (Registrant)

Date: November 5, 2015	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10 KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	November 5, 2015
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	November 5, 2015
Bruce N. Lemons

/s/ Nabil Katabi	Director	November 5, 2015
Nabil Katabi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MMEX Mining Corporation

Dallas, Texas

We have audited the accompanying balance sheets of MMEX Mining Corporation (the "Company") as of April 30, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MMEX Mining Corporation as of April 30, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 5, 2015

MMEX MINING CORPORATION

Consolidated Balance Sheets

	April 30,	April 30,
	2013	2012
Assets

Current assets:
Cash	$729	$163,673
Prepaid Legal Fees	-	5,994
Other assets - loan costs, current	-	10,000
Total current assets	729	179,667

Property and equipment, net	12,691	17,034

Other assets:
Deferred loan costs - long term	28,822	28,822
Deposits	10,000	14,696
Investment accounted for under equity method in property	-	7,287,705

Total Assets	$52,242	$7,527,924

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$640,589	$419,486
Accounts payable - related party	8,033	8,033
Accrued expenses	660,355	536,603
Accrued expenses - related party	706,004	446,274
Due on investment in property	-	3,000,000
Notes payable, currently in default	300,000	300,000
Notes payable - related party	-	290,000
Convertible notes, currently in default	75,000	75,000
Convertible notes, net of discount of $208,250 and $103,619 at April 30, 2013 and April 30, 2012, respectively	1,936,750	558,181
Convertible notes, net of discount of $3,674 and $0 at at April 30, 2013 and April 30, 2012, respectively - related party	23,830	-
Convertible preferred stock, currently in default	137,500	137,500
Total current liabilities	4,488,061	5,771,077

Long-term liabilities:

Convertible notes, net of discount of $0 and $585,367 at April 30, 2013 and April 30, 2012, respectively	-	1,064,633
Preferred stock - mandatory redemption right, net of $798,362 and $959,582 discount at April 30, 2013 and April 30, 2012, respectively	201,638	40,418
Total Liabilities	4,689,699	6,876,128

Stockholders' Equity (Deficit):

Common stock, $0.001 par value, 300,000,000 shares authorized, 57,188,313 and 45,269,055 shares issued and outstanding at April 30, 2013 and April 30, 2012, respectively	571,882	452,690
Common stock payable	90,000	518,289
Additional paid in capital	19,700,591	16,751,775
Non-controlling interest	(361,325)	(290,241)
Accumulated Deficit	(24,638,605)	(16,780,717)
Total Stockholders' Equity (Deficit)	(4,637,457)	651,796
Total Liabilities and Stockholders' Equity (Deficit)	$52,242	$7,527,924

See accompanying notes to financial statements.

MMEX MINING CORPORATION

Consolidated Statements of Operations

	For the
	Years ended
	April 30
	2013	2012

Operating Expenses:
Exploration and development	-	1,894
General and administrative	978,136	662,466
Payroll and taxes	454,165	509,347
Professional fees	450,598	1,090,174
Impairment expense	4,006,722	932,454
Depreciation and amortization	4,994	4,832
Total operating expenses	5,984,615	3,201,167

Net operating (loss)	(5,894,615)	(3,201,167)

Other income (expense):
Other Expense	(250)	-
Loss on debt conversion	(441,960)	(20,385)
Loss on investment in property	(280,983)	(12,295)
Loss on disposal of fixed assets	-	(3,652)
Interest expense	(1,311,164)	(3,105,088)
Total other income (expense)	(2,034,357)	(3,141,420)

Net Loss	(7,928,972)	(6,342,587)

Non-controlling interest in loss of consolidated subsidiaries	71,084	178,321
Non-controlling interest in loss of consolidated subsidiaries	71,084	178,321
Net loss attributable to company	$(7,857,888)	$(6,164,266)
Weighted average number of common shares outstanding - basic and fully diluted	55,571,545	17,833,979
Net (loss) per share - basic and fully diluted	$(0.14)	$(0.35)

See accompanying notes to financial statements.

MMEX MINING CORPORATION

Consolidated Statement of Stockholders' Equity (Deficit) and Members' Interests

							Total
							Stockholders
			Additional	Common		Non-	Equity (deficit)
	Common Stock		Paid	Stock	Accumulated	controlling	and Members'
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Interests

Balance, April 30, 2011	11,165,761	$111,657	$9,285,280	$-	$(10,616,451)	$(111,920)	$(1,331,434)

Rounding of shares on stock reverse	2	-	-	-	-	-	-
Discount from the issuance of Notes allocated to warrants	-	-	602,051	-	-	-	602,051
Financing fee for warrants issued as additional consideration	-	-	240,734	-	-	-	240,734
Issuance of shares related to reverse merger	1,230,349	12,303	(15,000)	2,697	-	-	-
Issuance of common stock for cash	26,983,938	269,839	4,711,678	225,000	-	-	5,206,517
Conversion of convertible preferred stock to common stock	2,983,293	29,832	357,995	-	-	-	387,827
Beneficial conversion feature on convertible note	-	-	610,182	-	-	-	610,182
Conversion of debenture to common stock	2,059,625	20,598	772,068	290,592	-	-	1,083,258
Options issued to employees and consultants	-	-	34,491	-	-	-	34,491
Issuance of shares related to consulting agreements	846,087	8,461	152,296	-	-	-	160,757
Net (loss) for the year ended April 30, 2012	-	-	-	-	(6,164,266)	(178,321)	(6,342,587)
Balance, April 30, 2012	45,269,055	$452,690	$16,751,775	$518,289	$(16,780,717)	$(290,241)	$651,796

Issuance of shares related to reverse merger	269,651	2,697	-	(2,697)	-	-	-
Issuance of common stock for cash	1,375,000	13,750	261,250	(225,000)	-	-	50,000
Beneficial conversion feature on convertible note	-	-	34,745	-	-	-	34,745
Loss on modification of preferred shares conversion rate	-	-	302,694	-	-	-	302,694
Share option expense	-	-	229,942	-	-	-	229,942
Conversion of accrued consulting fees to common stock	1,346,557	13,465	315,696	-	-	-	329,161
Conversion of debenture to common stock	7,428,050	74,280	1,642,489	(290,592)	-	-	1,426,177
Issuance of shares related to consulting agreements	300,000	3,000	54,000	-	-	-	57,000
Issuance of shares related to note agreements	900,000	9,000	81,000	-	-	-	90,000
Shares issued related to note discount	-	3,000	27,000	-	-	-	30,000
Stock payable related to consulting agreements	-	-	-	90,000	-	-	90,000
Net (loss) for the year ended April 30, 2013	-	-	-	-	(7,857,888)	(71,084)	(7,928,972)
Balance, April 30, 2013	57,188,313	571,882	19,700,591	90,000	(24,638,605)	(361,325)	(4,637,457)

See accompanying notes to financial statements.

MMEX MINING CORPORATION

Consolidated Statements of Cash Flows

	For the year ended
	April 30,
	2013	2012
Cash flows from operating activities
Net (loss)	$(7,857,888)	$(6,164,266)
Non-controlling interest in net (loss)	(71,084)	(178,321)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities:
Depreciation and amortization expense	4,994	4,832
Loss on sale of assets	-	3,652
Loss on investment	280,983	12,295
Loss due to late payment penalty	-	1,200,000
Stock based compensation	364,942	195,248
Amortization of debt discount	1,067,245	1,719,839
Amortization of issuance costs	30,000	10,000
Loss on conversion of debt	441,960	20,385
Impairment expense	4,006,722	932,454
Financing fee on issuance of warrants	-	240,734
Decrease (increase) in assets:
Other assets	5,993	(5,994)
Employee receivable	-	(27,785)
Deposits	4,696	(4,696)
Increase (decrease) in liabilities:
Accounts payable	221,103	(65,485)
Accrued expenses	835,060	529,472
Net cash (used) in operating activities	(653,274)	(1,577,636)

Cash flows from investing activities
Proceeds from sale of Carpenter Creek - held in escrow	-	135,000
Purchase of Hunza option	-	(5,232,454)
Purchase of fixed assets	(650)	(5,813)
Net cash (used) in investing activities	(650)	(5,103,267)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	460,980	2,660,000
Proceeds from issuance of preferred stock	-	360,000
Proceeds from issuance of common stock	50,000	5,206,517
Payments on notes payable	(20,000)	(1,500,000)
Net cash provided by financing activities	490,980	6,726,517

Net increase (decrease) in cash	(162,944)	45,614
Cash - beginning	163,673	118,059
Cash - ending	$729	$163,673

MMEX MINING CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended April 30, 2013 and 2012

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Issuance of contingent consideration from merger	$-	$15,000
Stock issued for conversion of debt	$985,440	$1,450,699
Stock issued for conversion of accrued compensation	$419,162	$-
Stock issued for common stock payable	$518,289	$-
Stock issued for debt discount	$30,000	$-
Common stock beneficial conversion feature	$34,745	$610,183
Purchase of Hunza option	$-	$3,000,000
Debt discount on issuance of warrants	$-	$602,051
Convertible debenture issued by agreement	$-	$1,200,000

See accompanying notes to financial statements.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Organization

MMEX Mining Corporation (the Company or "MMEX") was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 400,000 shares of the Company's common stock, and the assumption of all of the Company's liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company's business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., ("MCCH") a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC ("MCC"), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC ("CC"), and a 98.12% interest in Armadillo Holdings Group Corp. ("AHGC"), which in turn owned at April 30, 2012 a 98.6% interest in Armadillo Mining Corp. ("AMC"). The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX.On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation.

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX Mining Corporation entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. ("MCCH") that closed on September 23, 2010. Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX Mining Corporation., MCC Merger, Inc. ("MCCM"), which was formed just prior to the merger and subsequently dissolved, in exchange for the issuance of 6,500,000 shares of MMEX Mining Corporation, common stock to the owners of MCCH, of which 5,000,000 shares were issued on October 8, 2010 and 1,500,000 shares issued on January 12, 2011. The merger resulted in the owners of MCCH gaining control of MMEX Mining Corporation. The owners of MCCH also were granted the right to receive an additional 1,500,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement as follows:

•	1,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,

•	250,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,

•	250,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

For financial statement reporting purposes, the merger agreement was treated as a reverse acquisition with MCCH deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification ("ASC") 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements reflect the assets and liabilities of MCCH recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquirer/legal parent) are measured at fair value. The carrying value of the Company's net assets approximates fair value at the date of acquisition. The fair value of the net assets acquired is ($70,832). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of MCCH, the accounting acquirer, as restated using the exchange ratios established in the merger agreement to reflect the numbers of shares of the legal parent. References to the "Company" in these notes refer to MMEX Mining Corporation and its wholly owned subsidiary, MCCH, as well as the subsidiaries discussed below.

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

MMEX Mining Corporation

Notes to Consolidated Financial Statements

Armadillo Group Holdings Corporation: A 78.12% ownership of Armadillo Mining Corp. ("AMC") in Colombia. As of the date of closing of the merger, AMC had exclusive options to acquire two metallurgical coal mines in the Cundinamarca province of Colombia: (i) Caparrapi is a permitted mine with minimum production and with a resource potential of 11 million metric tons; (ii) Yacopi has resource potential of 40 million metric tons. AMC has terminated the exclusive options for the Caparrapi and Yacopi mines. On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine Company in Colombia producing metallurgical coal, with a potential resource of 16 million tons to 90 million tons based on existing exploration resources reports. The agreement required an exclusivity fee of $1,400,000 that was completed on March 22, 2011, and $5,000,000 to be deposited to an exploration fund to continue the financing of an exploration and drilling program. On February 3, 2012 the parties to the Hunza Agreement executed and delivered an amendment thereto, which, among other things, provided that:

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

(b)

after exercise of the option, AMCC would be obligated to fund an additional $3,000,000 upon the earlier of May 1, 2013 and 90 calendar days after the delivery of a technical report in respect of the work program to be carried out on the Hunza Project (see "The Hunza Project - Recommendations"); and

(c)	AMCC would pledge one half of its interest in Hunza to secure any payment default by AMCC, which default would result in a reduction of the AMCC's interest to 25% of Hunza.

As of April 30, 2013, due to the fact that the Columbian government has suspended the Hunza Projects mining permits, the Company recorded a 2013 fiscal year impairment charge of $4,006,722 which represents 100% of the Hunza Project's net value after first reducing the assets by the payable of $3,000,000. See further discussion in the Footnote 6 to the financial statements.

Nature of Business

Our current strategy is to pursue various coal exploration projects in Colombia and expand to other minerals in other South American countries with development partners.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

MMEX Mining Corporation ("MMEX")	-	Corporation	Nevada	Parent
MCC Merger, Inc. ("MCCM")	100%	Corporation	Delaware	Holding Sub
Maple Carpenter Creek Holdings, Inc. ("MCCH")	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC ("MCC")	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC ("CC")	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. ("AHGC")	100%	Corporation	British Virgin Isl.	Subsidiary
Armadillo Mining Corp. ("AMC")	98.6%	Corporation	British Virgin Isl.	Subsidiary

The condensed consolidated financial statements herein contain the operations of the above listed subsidiaries as of the dates and for the periods as indicated. All significant inter-company transactions have been eliminated in the preparation of these financial statements. On September 21, 2010 the Company's wholly-owned subsidiary, MCC Merger, Inc. ("Acquisition Sub"), formed previous to the merger, and Maple Carpenter Creek Holdings, Inc. ("The Target Company") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Under the Merger Agreement, as closed on September 23, 2010, Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and wholly-owned subsidiary of the Company (the "Merger"). Going forward, the Company will be a holding company parent of the Target Company, and the Company's business operations following the Merger will be those of the Target Company.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

The Company has adopted a fiscal year end of April 30th.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its aforementioned subsidiaries. See Recently Issued Accounting Pronouncements ("ASC 810") below for additional information on Non-controlling interests in Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Equity method accounting

The Company accounts for investments in properties for which it owns a voting interest and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in investment in property in the long-term portion of assets of the balance sheet. Equity method investments are subject to impairment testing and the Company's proportionate share of income or loss is included in other income (expense). During the years ended April 30, 2013 and 2012, the Company recognized ($280,983) and ($12,295), respectively, as a result of losses in investments in property. See Footnote 6 for further information regarding investments in properties.

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

MMEX Mining Corporation

Notes to Consolidated Financial Statements

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

Fair value of financial instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2013 and 2012, respectively.

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

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the fiscal years ended April 30, 2013 and 2012, $364,942 and $195,248, respectively, in share based payments as compensation were expensed.

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

Uncertain tax positions

Effective upon the Company's fiscal year ended April 30, 2009, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company's income tax returns. These audits include questions regarding the Company's tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions.

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

Loss per share is based on the weighted average number of shares outstanding of 55,571,545 and 17,833,979, for the years ended April 30, 2013, and 2012, respectively.

Recently issued accounting pronouncements

In February 2013, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $24,638,605 and a working capital deficit of $4,487,332 at April 30, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, as well as capital contributions by our subsidiaries' partners, and we expect to continue to seek additional funding through private or public equity and debt financing.

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

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from May 1, 2009 through April 30, 2010, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $71,700 on behalf of the Company. The Company reimbursed Mr. Richards $8,700 on September 3, 2009 and the remaining balance of $63,000 was outstanding as of April 30, 2010. During the first and second quarter of the current fiscal year, Mr. Richards made additional payments totaling $7,633 on behalf of the Company. On May 12, 2010, the Company reimbursed an additional $39,000 of the balance and as of April 30, 2013 and 2012, the remaining balance of $31,633 remains outstanding.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

On September 4, 2010, MCCH entered into an employment agreement with the Company's CEO, Jack W. Hank for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $300,000 per year.

On September 4, 2010, MCCH entered into a consulting agreement with Bruce N. Lemons, one of the Company's two directors, for a two year term, automatically renewable for one year terms thereafter, at an annual compensation of $170,000 per year.

On February 1, 2011, The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO, converted $39,100 of advances into a promissory note that carried a 25% interest rate, matured on January 27, 2012 and was convertible into the Company's common stock at the holders' option at $1.00 per common share. The promissory note plus interest of $48,875 was paid in full on March 23, 2011. In addition, the Company issued 48,875 warrants to purchase shares of the Company's common stock at the time of repayment of the note equal to one warrant shares for every dollar value of the principal and interest, at an exercise price of $1.00 per share on or before three years from the repayment or conversion date.

On March 18, 2011, the Company issued a $290,000 notes payable to Montana Coal Royalty, LLC in exchange for the relinquishment of a royalty agreement upon the sale of Carpenter Creek. Montana Coal Royalty, LLC is owned equally by The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO and AAM Investments, LLC which is owned principally by a trust for Mr. Lemons' family, a director of the Company.

Common stock

On January 11, 2011, the Board of Directors approved the issuance of the remaining 1,500,000 shares of merger consideration, agreed upon during the reverse merger, equally to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, and The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO, Jack Hanks. The shares were previously reserved for DE Investments Corporation due to an agreement in place between DE Investments Corporation and the Company's majority shareholders not with MMEX. The majority shareholders may have an obligation to transfer these shares in the future.

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

MMEX Mining Corporation

Notes to Consolidated Financial Statements

On September 13, 2011, the Board of Directors determined that the first $2,000,000 milestone had been met and approved the issuance of 1,000,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO, Jack Hanks.

On April 26, 2012, the Board of Directors determined that the remaining milestones and acceleration regarding the Merger Agreement had been reached and the Corporation issued the remaining 500,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO, Jack Hanks.

On April 26, 2012, the Company granted 250,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH. The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40. On April 26, 2012, 4,874 of these shares were issued, the remaining 245,126 shares were issued to DelaVega Trading Ltd. (a related party), an entity controlled by Nabil Katabi a company board member, on May 1, 2012.

On April 26, 2012, the Company issued 250,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH. The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40. On April 26, 2012, 225,475 of these shares were issued, the remaining 24,525 shares were issued to DelaVega Trading Ltd. (a related party), an entity controlled by Nabil Katabi a company board member, on May 1, 2012.

On May 1, 2012, 131,250 shares of MMEX Mining Corporation common stock were issued to Delavega Trading Ltd., an entity controlled by Nabil Katabi a director of the Company, as a result of a conversion, as agreed to on April 25, 2012, of $43,750 of debt and interest owed Nabil Katabi.

On May 16, 2012, the Corporation issued 3,480,000 shares of the Company's common stock at $0.10 per share to Montana Coal Royalty, LLC pursuant to conversion of $348,000 of a note and interest. Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation.

On August 1, 2012, the Company entered into a $10,000 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $150,000 and are convertible into Common Shares at the holder's option at $0.20 per common share. In addition, the Corporation issued 10,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $994 on the issuance date. On August 21, 2012 the note was repaid in full.

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd. (a related party), an entity controlled by Nabil Katabi, a director of the Company. The August 1, 2012 debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into Common Shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 13,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292 on the issuance date.

On September 15, 2012, the Company entered into a $4,500 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 4,500 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800 on the issuance date.

On September 27, 2012, the Corporation issued 250,000 Common Shares at a price of $0.20 per share to Delavega Trading Ltd., (a related party) an entity controlled by one of the Company's Directors, Nabil Katabi, in exchange for an investment of $50,000. In addition, the Corporation issued 250,000 Warrants at an exercise price of $0.30 per Common Share until September 27, 2015 valued at $49,468 on the date of issuance.

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

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd. (a related party), an entity controlled by Nabil Katabi, a director of the Company. The December 17, 2012 debentures carry a 20% interest rate until maturity at December 17, 2013 and are convertible into Common Shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 6,500 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549 on the issuance date.

On January 4, 2013, the Company entered into a $10,000 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $150,000 and are convertible into Common Shares at the holder's option at $0.20 per common share. In addition, the Corporation issued 10,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until January 4, 2016. On January 10, 2013 the note was repaid in full.

On January 2, 2013, the Company granted 900,000 shares to four related party consultants for agreeing to collateralize a note agreement issued by the Company. The shares were valued at a total of $90,000 based on the closing market price on the date of grant.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	April 30, 2013	April 30, 2012
Software and hardware	$25,023	$24,373
Less accumulated depreciation and amortization	(12,332)	(7,339)
	$12,691	$17,034

Depreciation and amortization expense totaled $4,994 and $4,832 for the years ended April 30, 2013 and 2012, respectively.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

NOTE 6 – INVESTMENT IN PROPERTY

On January 20, 2011, AMC acquired an option to purchase a 50% interest in a permitted and operating mine company in Colombia, the Hunza lease, producing metallurgical coal, with a potential resource of 16 million tons to 90 million tons based on existing exploration resources reports. The agreement required an exclusivity fee of $1,400,000 that was completed on March 22, 2011, and $5,000,000 to be deposited to an exploration fund to continue the financing of an exploration and drilling program. On February 3, 2012 the Company executed and delivered an amendment to the Hunza option agreement which, among other items, provides that:

•

In order to exercise the option to acquire 50% of Hunza, the Company would be required to complete the payment of exclusivity fees on or before February 29, 2012, including issuing a $1.2 million note convertible into 4,000,000 shares of the Company's common stock. On March 8, 2012, $538,200 of the note was converted into 1,794,000 shares of the Company's common stock.

•

After exercise of the option, the Company would be obligated to fund an additional $3.0 million upon the earlier of May 1, 2013 or 90 days after the completion of the technical resources report which will be commissioned by Hunza.

•	The Company would pledge one half of its interest in Hunza to secure any payment default by the Company, which default would result in a reduction of the Company's interest to 25% of Hunza.

As a result of the acquisition of the 50% interest in Hunza, the board of directors and operating committee of Hunza consist of four members in total: two members from the Company; namely, Jack Hanks (CEO) and Nabil Katabi (Director). The other two members of the board of directors and operating committee are non-related party to MMEX and jointly own the other 50% interest in Hunza and are themselves, brothers, and therefore, related party to each other (the "Original Shareholders). The Original Shareholders have the right to, in the occurrence of a deadlock between themselves and the two board members from the Company, repurchase the 50% ownership from the Company at its fair value. The Company does not have primary control over the Original Shareholders or Hunza.

On March 8, 2012, the final exclusivity payment of $3,600,000 was made with an additional $700,000 payment to the exploration fund, for a total of $2,015,559 contributed to the exploration fund, the Hunza purchase was completed.

During the course of fiscal year ended April 30, 2012 an impairment $932,343 was taken due to the fact that it was uncertain whether or not the Company would be able to purchase the option to own 50% of Hunza. During the fourth quarter of the fiscal year ended April 30, 2012, the Company did obtain the option with the final payment of $3,600,000 of cash and exercised it with the final payment of $700,000. In addition, the Company obtained a valuation report from an independent contractor, as well as a feasibility report, indicating that production and exploration of Hunza is probable and economical. The Company considered whether impairment of the payments made during the fourth quarter of 2012 was necessary, but determined that based upon the information contained within the two reports received, that the investment bears value to the Company that exceeded the cash amounts paid during the fourth quarter of 2012, in addition to the future cash payment of $3,000,000 expected to be paid within the next twelve months.

The following table reflects the income statements for the nine month ended January 31, 2013 and the four month period ended April 30, 2012, for the Hunza equity investment:

	January 31, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

Revenue	$7,574	$-
Cost of goods sold	(25,851)	-
Gross Profit (loss)	$(18,277)	$-
Operating expenses	(631,488)	(279,137)
Operating income (loss)	$(649,765)	$(279,137)
Other income (expense)	42,842	(101)
Loss before taxes	$(606,923)	$(279,238)
Income tax benefit	44,957	20,670
Net loss for the period	$(561,966)	$(258,568)

MMEX Mining Corporation

Notes to Consolidated Financial Statements

The Company's proportionate share of losses totaled $280,983 and $0 for the nine months ended January 31, 2013 and 2012, respectively, in relation to the acquired asset above.

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

However, as of April 30, 2013, due to the fact that the Columbian government has suspended the Hunza Projects mining permits, the Company recorded a 2013 fiscal year impairment charge of $4,006,722 which represents 100% of the Hunza Project's net value after first reducing the assets by the payable of $3,000,000.

NOTE 7 – ACCRUED EXPENSES

As of April 30, 2013 and 2012 accrued expenses included the following:

	April 30, 2013	April 30, 2012
Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	247,314	117,543
Accrued Payroll, Employees	31,753	-
Accrued Consulting	577,983	548,145
Accrued Dividend	210,685	110,685
Accrued Interest	236,083	143,963
	$1,366,359	$982,877

MMEX Mining Corporation

Notes to Consolidated Financial Statements

NOTE 8 – NOTES PAYABLE

In November of 2009 the Company entered into a $300,000 note agreement, which carried a 10% interest, rate due on July 15, 2010. Accrued interest of $122,986 and $92,986 was outstanding at April 30, 2013 and April 30, 2012, respectively. As of April 30, 2013, this note is in default.

On March 18, 2011, the Company issued a $290,000 related party promissory note due and payable on March 18, 2012. The note carried a 10% interest rate. On May 16, 2012, the Corporation issued 3,480,000 shares of the Company's common stock to Montana Coal Royalty, LLC pursuant to conversion of $323,640 of the note and accrued interest; the fair value of these shares ($0.22 per share) on May 16, 2012, was $765,600, which when compared to the obligations fulfilled of $323,640, resulted in a loss on conversion of $441,960 as the note and interest were converted outside of the terms of the agreement. Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation.

On March 18, 2013, the Company entered into a $75,000 note agreement with an unrelated party. The note is due and payable on March 18, 2014 and carry a 10% interest rate.

NOTE 9 – CONVERTIBLE DEBENTURES

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations. Accrued interest of $10,735 and $15,704 were outstanding at April 30, 2012 and April 30, 2013 respectively. As of April 30, 2013 and 2012 this note is in default.

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the "Notes") due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors. The Notes are convertible into the Company's common stock at the holders' option at $1.00 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect. In addition, the Company issued 643,625 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share on or before three years from the repayment or conversion date. All but $25,000 of the promissory notes plus interest were paid in full on March 23, 2011. As of April 30, 2013 and 2012 the remaining $25,000 was in default.

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

On April 25, and May 7, 2011, the Company closed a note purchase agreement with various investors pursuant to which the Company sold an aggregate of $680,000 notes in a private placement transaction. The notes are due and payable on or before October 14, 2011 and carry a 25% interest rate due in full at issuance. The computed interest of $170,000 was added to the balance of the note and recorded as debt discount which will be taken as interest expense over the life of the notes. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations. In addition, the Company issued 1,062,500 warrants to purchase shares of the Company's common stock at an exercise price of $0.80 per share on or before three years from the issuance date.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

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

On October 14, 2011, $106,250 of these notes plus interest was converted into common stock. As consideration for the extension of the balance of the notes, the Company issued 989,188 warrants to purchase shares of the Company's common stock at an exercise price of $0.20 per share on or before April 25, 2014. The warrants were valued at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $195,646 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a financing fee being recorded for the same amount.

On September 9, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $300,000 note in a private placement transaction. The note is due and payable on September 19, 2012, carries a 25% interest rate due in full at issuance. The computed interest of $75,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 1,000,000 of the Company's common stock. In addition, the Company issued 375,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.16 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $55,934 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2013 and 2012, $20,173 and $35,761 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2013.

On October 28, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $500,000 note in a private placement transaction. The note is due and payable on October 31, 2012, carries a 25% interest rate due in full at issuance. The computed interest of $125,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 1,665,000 of the Company's common stock. In addition, the Company issued 625,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.16 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $124,400 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2013 and 2012, $62,031 and $62,369 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2013.

On December 8, 2011, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The Company is required to redeem the note on that date which is the earlier of: (i) the closing of any Company equity financing in excess of $2,250,000 or (ii) December 8, 2012 at a payment equal to $125,000. The Company at its option may elect to redeem the note at such payment amount on any earlier date. In addition to redemption of the note, the Company agreed to redeem an additional amount of debt owed to the investor in the amount of $100,000 in principal and $25,000 in fees out of additional funding from any financing. Such funding shall be applied to the $500,000 note dated October 28, 2011 issued by the Company to the investor. The note is secured with 330,000 shares of the Company's common stock. In addition, the Company issued 125,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.20 per share on or before three years from the issuance date.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $28,369 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2013 and 2012, $17,207 and $11,162 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2013.

On January 13, 2012, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $100,000 note in a private placement transaction. The note is due and payable on January 12, 2013, carries a 25% interest rate due in full at issuance. The computed interest of $25,000 was added to the balance of the note and recorded as additional debt discount. The note is secured with 330,000 of the Company's common stock. In addition, the Company issued 125,000 warrants to purchase shares of the Company's common stock at an exercise price of $.075 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $19,817 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2013 and 2012, $13,953 and $5,864 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2013.

On February 17, 2012, $43,750 of these notes plus interest was converted into common stock, and on April 24, 2012, $368,750 of these notes plus interest was converted into common stock. At April 30, 2012 the stock associated to $368,750 notes and interest remained unissued. Capital stock payable in the amount of $415,592 and loss on conversion of the debentures of $46,842 was recorded.

On April 25, 2012, the holder of the above note elected to convert their note and accrued interest into 625,000 common shares under the same terms as provided to investors in the March 2, 2012 private placement. The shares remained unissued at April 30, 2012. In addition, the Company issued 625,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.30 per share on or before three years from the issuance date.

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

On March 1, 2012, the Company issued a $1,200,000 convertible debenture as part of an amendment to its acquisition of the Hunza mine. The note is due and payable on March 1, 2017 and carries a 6% interest rate. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.30. On March 8, 2012, $538,200 of the note was converted into 1,794,000 of the Company's common stock. No gain or loss was recognized on the conversion as it was within the terms of the convertible debenture. On May 1, 2012, $681,800 of the note was converted into 2,206,000 of the Company's common stock. No gain or loss was recognized on the conversion as it was within the terms of the convertible debenture.

The Company recorded the intrinsic value of the beneficial conversion of $200,000 as debt discount and will amortize the discount if the note is converted or over the life of the convertible debenture. As a result of the conversion of part of the convertible debenture, $89,700 of the beneficial conversion debt discount was recognized as expense on March 8, 2012. During the fiscal year ended April 30, 2013, the remaining discount balance of $106,767 was amortized into interest expense with no remaining balance as of April 30, 2013.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

On April 25, 2012, the notes dated September 9, 2011, October 28, 2011 and December 8, 2011 and $375,000 from the April 25, 2011 offering were consolidated into a new $1,500,000 note. The note is due and payable on July 31, 2013, carry an additional 10% interest rate due in full at maturity. The computed interest of $150,000 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2013 and 2012, $98,827 and $1,354, respectively, of the discount was amortized into interest expense with a remaining discount balance at April 30, 2013 of $49,819. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations. The note is secured with 2,995,000 of the Company's common stock.

The Company recorded the intrinsic value of the beneficial conversion of $330,000 as debt discount and will amortize the discount over the original fifteen month term of the Note. During the fiscal years ended April 30, 2013 and 2012, $217,419 and $2,978, respectively, of the discount was amortized into interest expense with a remaining discount balance at April 30, 2013 of $109,603.

On August 1, 2012, the Corporation entered into a $10,000 convertible note agreement with BNL Family Partners, Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners, The debentures are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. In addition, the Corporation issued 10,000 warrants at an exercise price of $0.30 per common share until August 1, 2015 valued at $994. On August 21, 2012, the Corporation repaid the $10,000 debenture.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $994 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $636 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $353 as of April 30, 2013.

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. During the fiscal year ended April 30, 2013, $1,664 was recorded as amortization of the debt discount into interest expense with a remaining balance of $936 as of April 30, 2013. In addition, the Corporation issued 13,000 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $1,292 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $827 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $465 as of April 30, 2013.

On August 15, 2012, the Corporation entered into a $100,000 convertible note agreement with an unrelated party. The debenture is subject to a 20% placement fee payable to the holder irrespective of the date redeemed, matures on October 31, 2013 and is convertible into common shares at the holder's option at $0.20 per Common Share. Pursuant to the agreement, the Corporation also (i) amended the conversion rate of the March 2011 Series A Preferred Stock ("Preferred Stock") from $0.40 to $0.20 per Common Share, (ii) amended the maturity date of the April 2012 Debenture from July 31, 2013 to October 31, 2013, (iii) amended the exercise price of the Warrant agreement of April 2011 to purchase 468,750 Common Shares from $0.80 to $0.20, and (iv) issued 120,000 Warrants, to the holder of the August 15, 2012 Debenture, with an exercise price of $0.30 per Common Share until August 15, 2015 valued at $14,232. The computed interest of $20,000 was added to the balance of the note and recorded as additional debt discount. During the fiscal year ended April 30, 2013, $11,674 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $8,326 as of April 30, 2013.

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

MMEX Mining Corporation

Notes to Consolidated Financial Statements

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $14,232 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $8,307 was amortized into interest expense with a remaining discount balance of $5,925 as of April 30, 2013.

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. During the fiscal year ended April 30, 2013, $497 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $403 as of April 30, 2013. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $442 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $358 as of April 30, 2013.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. During the fiscal year ended April 30, 2013, $485 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $815 as of April 30, 2013. In addition, the Corporation issued 6,500 Warrants at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $549 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $205 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $344 as of April 30, 2013.

On January 4, 2013, the Company entered into a $10,000 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $150,000 and are convertible into Common Shares at the holder's option at $0.20 per Common Share. In addition, the Corporation issued 10,000 warrants to purchase Common Shares at an exercise price of $0.30 per Common Share until January 4, 2016 On January 10, 2013 the note was repaid in full.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $780 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $780 was recorded as amortization of the debt discount into interest expense with a remaining discount balance at April 30, 2013 of $0.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

On January 2, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note is due and payable on March 1, 2013, carries a 1.87% per month interest rate due and payable on March 1, 2013 and included 300,000 shares of the Company's common stock. If the note is not paid by March 1, 2013, the interest rate is increased by an additional 30% annually. The note is secured with 900,000 of the Company's common stock which were pledged and owned by Jack Hanks, the Company's President and CEO. The 300,000 shares were valued at $0.10 per share, the closing price of the Company stock on January 2, 2013, and recorded as a $30,000 increase to discount on notes payable and an increase in common stock payable. The discount will be amortized over the term of the note. During the fiscal year ended April 30, 2013, $30,000 was amortized into interest expense with a remaining discount balance of $0 as of April 30, 2013.

On February 1, 2013, the Company entered into a $150,000 convertible note agreement with an unrelated party. The debentures carry a 20% interest rate until maturity at February 1, 2014 and are convertible into Common Shares at the holder's option at $0.20 per Common Share. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations. The Company recorded as a $30,000 increase to debt discount on notes payable from the additional accrued interest. The discount will be amortized over the term of the note. During the fiscal year ended April 30, 2013, $7,500 was amortized into interest expense with a remaining discount balance of $22,500 as of April 30, 2013. In addition, the Company issued 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.20 per share on or before three years from the repayment or conversion date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $16,103 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $4,026 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $12,077 as of April 30, 2013.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

On March 22, 2011 the Company issued 1,000,000 shares of Series A Preferred Stock ( the "Preferred Stock") to an unrelated party in exchange for an investment of $1,000,000. The shares may be converted into the Company's common shares at $0.40 per common share. The Preferred Stock carry a 10% cumulative dividend and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction. The Company is required to redeem the shares at a liquidation value of $1.00 per share plus any accrued and unpaid dividends. Due to the mandatory redemption feature, the Company recorded the investment as a liability under ASC Subtopic 480-10.

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation common stock shares. During the fiscal years ended April 30, 2013 and 2012, $161,221 and $40,418 were amortized into interest expense with a remaining discount balance of $798,361 as of April 30, 2013.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method. The Company recorded amortization on loan costs in the amount of $21,178 and $11,178 for the years ended April 30, 2013 and 2012, respectively. Dividends payable were $210,685 and $110,685 for the period ended April 30, 2013 and 2012, respectively.

On June 30, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000. The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share. In addition, the Company issued 360,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of MMEX Mining Corporation common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded.

On August 15, 2012, the company amended the Preferred Stock agreement and lowered the conversion rate provided from $0.40 per common share to $0.20 per common share. The amendment generated a $302,694 fair value adjustment that was recorded as additional interest expense and increased additional paid in capital.

NOTE 11 – CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock. There were 57,188,313 shares issued and outstanding at April 30, 2013.

Common stock

On August 28, 2011, the Company sold 200,000 shares of MMEX Mining Corporation common stock to an unrelated party in exchange for an investment of $32,000.

On September 13, 2011 the Company issued 500,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH. The shares were valued at par value, resulting in a $5,000 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.

On September 13, 2011 the Company issued 500,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH. The shares were valued at par value, resulting in a $5,000 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40.

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

MMEX Mining Corporation

Notes to Consolidated Financial Statements

On February 17, 2012 the Company granted 546,087 shares of restricted common stock to a consultant for consulting services provided. The total fair value of the common stock was $103,757 based on the closing price of the Company's common stock on the date of grant.

On March 2, 2012, the Company completed a private placement of units to South American investors (the "March 2012 Private Placement"). Each unit consisted of one Common Share and one Common Share purchase warrant and was issued at $0.20 per unit. The Corporation received gross proceeds of US$5,509,288. Of the total 27,546,438 common shares due associated with the private placement, the Company was only able to issue 26,421,438 by April 30, 2012, the remaining 1,125,000 common shares were issued after authorization in itsauthorized share capital. In conjunction with the private placement, an unrelated party received 300,000 common shares at a price of $0.20 as compensation for services. Each warrant entitles the holder to acquire one common share at a price of US$0.30 per Common Share for a period of three years.

The Company computed the proceeds from the issuance of the common shares to the warrants and the shares based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $9,546,249 is provided for footnote purposes only.

On March 8, 2012, $538,200 of the $1,200,000 convertible note issued in conjunction with the Hunza amendment was converted into 1,794,000 shares of the Company's common stock at a price of $.30 per share. No gain or loss was recognized on this conversion as the note was converted within the terms of the agreement.

On April 26, 2012, the Company granted 250,000 shares of common stock to The Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH. The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40. At April 30, 2012, only 4,874 of these shares had been issued, the remaining 245,126 shares were recorded as common stock payable at par value of $2,451.

On April 26, 2012, the Company issued 250,000 shares of common stock to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, pursuant to the vesting of contingent consideration which was connected to the original issuance of Company common stock in connection with the acquisition of MCCH. The shares were valued at par value, resulting in a $2,500 adjustment to common stock payable in accordance with the accounting for reverse acquisition under ASC 805-10-40. At April 30, 2012, only 225,475 of these shares had been issued, the remaining 24,525 shares were recorded as common stock payable at par value of $246.

On May 1, 2012, the Corporation issued 500,000 shares of the Company's common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement. These shares had already been paid for by the unrelated party and were represented by a common stock payable as of April 30, 2012. The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock and additional paid in capital.

On May 1, 2012, the Company issued 131,250 shares of common stock to DelaVega Trading Ltd., an entity controlled by one of the Company's Directors, Nabil Katabi, pursuant to conversion of a note and accrued interest of $43,750 at a price of $0.33 per share. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $5,250 was reportedduring the fiscal year ended April 30, 2012.

On May 1, 2012, the Corporation issued 625,000 shares of the Company's common stock at a price of $0.20 per share upon the conversion of $125,000 convertible debenture. Since the debt was converted at a higher price than under the terms of the note agreement, a gain on conversion of shares of $250,000 was reported during the fiscal year ended April 30, 2012. The Company allocated the proceeds from the issuance of the shares to the warrants and the shares on their fair market values at the date of conversion (April 25, 2012) using the Black-Scholes model. The value assigned to the warrants of $148,215 was recorded as a reduction in the gain realized on the conversion of the shares and an increase in additional paid-in capital. In addition, the beneficial conversion feature of $80,183 was fully expensed on April 25, 2012 due to the conversion of the note into common shares. The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

On May 1, 2012, the remaining $661,800 of the $1,200,000 convertible note issued in conjunction with the Hunza amendment was converted into 2,206,000 shares of the Company's common stock at a price of $0.30 per share. No gain or loss was recognized on this conversion as the note was converted within the terms of the agreement.

On May 16, 2012, the Corporation issued 3,480,000 shares of the Company's common stock at $0.10 per share to Montana Coal Royalty, LLC pursuant to conversion of $323,640 of a note and interest. Montana Coal Royalty, LLC is owned equally by AAM Investments, LLC and The Maple Gas Corporation. The Maple Gas Corporation is controlled by Mr. Jack Hanks, the CEO and a director of the Corporation. As the conversion took place at below the market price on the date of conversion, a loss of $441,960 was recorded.

On May 16, 2012, the Corporation issued 385,800 shares of the Company's common stock at $0.33 per share to an unrelated party, in exchange for conversion of a total of $125,000 notes and interest. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $17,592 was reported during the fiscal year ended April 30, 2012.

On May 16, 2012, the Corporation issued 600,000 shares of the Company's common stock at $0.33 per share to an unrelated party, in exchange for conversion of a total of $200,000 notes and interest. Since the debt was converted at a lower price than under the terms of the note agreement, a loss on conversion of shares of $24,000 was reported during the fiscal year ended April 30, 2012.

On May 16, 2012, the Corporation issued 375,000 shares of the Company's common stock at $0.20 per share to an unrelated party pursuant to the terms provided in the March 2, 2012 private placement. These shares had already been paid for by the unrelated party and were represented by a common stock payable as of April 30, 2012. The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock.

On June 5, 2012, the Corporation issued a total of 881,032 shares of the Company's common stock, 144,932 at $0.23 per share and 736,100 at $0.30 per share, to an unrelated party pursuant to a consulting agreement which was already part of third party accrued compensation. This amount had been expensed in the fiscal year ended April 30, 2012. As the accrued compensation was converted in accordance with the signed written agreement, no gain or loss was recognized, as this was a non-cash transaction.

On June 15, 2012, the Corporation issued 250,000 shares of the Company's common stock at $0.20 per share to an unrelated party pursuant to the terms of the March 2, 2012 private placement. These shares had already been paid for with cash by the unrelated party and were represented by a common stock payable as of April 30, 2012. The subsequent issuance of common shares during May 2012 resulted in a decrease to the common stock payable and an increase to common stock.

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

On October 30, 2012, the Corporation issued 300,000 Common Shares at a price of $0.19 to Delavega Trading Ltd. (a related party), a company for which Nabil Katabi a Company director has a controlling interest, pursuant to terms of a consulting agreement dated February 2, 2012. During the three months ended April 30, 2013, the Company converted $90,000 of accrued salaries into common stock payable as the shares were not issued during the three months ended April 30, 2013. As the accrued compensation was converted in accordance with the signed written agreement, no gain or loss was recognized, as this was a non-cash transaction.

On January 2, 2013, 300,000 Common Shares are to be issued as additional consideration for the $120,000 convertible note issued to an unrelated investor. The share consideration was recorded as a $30,000 discount on the note payable and an increase to common stock payable based upon the fair value of the shares on the date the note was issued.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

On January 2, 2013, the Company granted 900,000 shares to four related party consultants for agreeing to collateralize a note agreement issued by the Company. The shares were valued at a total of $90,000 based on the closing market price on the date of grant.

Stock-based compensation

On March 7, 2012, three directors of the Company (the "Optionees") received 2,000,000 unvested stock options exercisable for the common stock; after service of one year, 50% will be vested, and after service of the second year the remaining 50% will become vested; with an actual term of ten years from the date of grant. The Company recorded stock-based compensation of $229,942 and $34,491 in operating expenses for the fiscal years ended April 30, 2013 and 2012, respectively, related to stock option grants made to the Optionees.

A summary of stock option activity during the fiscal year ended April 30, 2012 and changes during the year then ended is presented below:

	April 30, 2013			April 30, 2012
	Number Outstanding	Weighted Average exercise price per share	Weighted Average remaining contractual life (years)	Number Outstanding	Weighted Average exercise price per share	Weighted Average remaining contractual life (years)
Outstanding at beginning of year	2,000,000	$0.35	10	-	-	-
Granted	-	-		2,000,000	$0.35	10
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding at end of year	2,000,000	$0.35	9.83	2,000,000	$0.35	9.83
Options exercisable at end of year	-	-	-	-	-	-

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense. There were no options granted during the fiscal year ended April 30, 2013 while 2,000,000 options were granted on April 30, 2012 . The ranges of assumptions used during the fiscal year ended April 30, 2012 are as follows:

April 30, 2012
Employee Options
Expected Volatility	294%
Risk-free interest rate	0.85%
Forfeiture Rate	0%
Expected Dividend Rate	0%
Expected Life (yrs)	5.75

The expected volatility is based on the weighted average of the historical volatility of the Company's stock.

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company's employee stock options.

The dividend yield assumption is based on the Company's history of not paying dividends and no future expectations of dividend payouts.

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

Warrants

During the fiscal year ended April 30, 2013 and 2012, the Company issued vested warrants totaling 32,865,345 and 32,705,345, respectively to non-employees. These warrants were valued using a Black Scholes Model and the amounts were recorded as either debt discounts or stock-based compensation.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to non-employees based upon estimated fair values. The Company recorded stock-based compensation in operating expenses for non-employees of $661,045 and $1,401,143 for the fiscal years ended April 30, 2013 and 2012, respectively.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its warrants expense issued to non-employees. There were 160,000 warrants granted during the fiscal year ended April 30, 2013. The ranges of assumptions used during the fiscal year ended April 30, 2013, are as follows:

April 30, 2013
Warrants
Expected Volatility	146% to 309%
Risk-free interest rate	0.27% to 0.42%
Forfeiture Rate	0%
Expected Dividend Rate	0%
Expected Life (yrs)	2 to 3

MMEX Mining Corporation

Notes to Consolidated Financial Statements

The expected volatility is based on the weighted average of the historical volatility of the Company's stock.

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company's non-employee stock options.

The dividend yield assumption is based on the Company's history of not paying dividends and no future expectations of dividend payouts.

The expected life of the warrants represents the weighted-average period that the warrants are expected to remain outstanding and was determined based on historical experience of similar warrants, giving consideration to the contractual terms of the warrants, vesting and expectations of future investor behavior as influenced by changes to the terms of its warrants.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

A summary of warrant activity during the fiscal year ended April 30, 2013 and changes during the year then ended is presented below:

	April 30, 2013			April 30, 2012
	Number Outstanding	Weighted Average exercise price per share	Weighted Average remaining contractual life (years)	Number Outstanding	Weighted Average exercise price per share	Weighted Average remaining contractual life (years)
Outstanding at beginning of year	32,705,345	$0.33	2	1,456,125	$0.89	2.89
Granted	160,000	$0.30	3	31,249,220	$0.30	3
Exercised
Forfeited
Cancelled
Expired
Outstanding at end of year	32,865,345	$0.33	2	32,705,345	$0.33	2.14
Warrants exercisable at end of year	32,865,345	$0.33	2	32,705,345	$0.33	2.14

Common stock reserved

At April 30, 2013, 49,754,983 shares of common stock were reserved 16,485,639 for debt conversion purposes, and 33,269,344 for issuance of warrants outstanding.

Preferred Stock

On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $0.001 par value Series A Preferred Stock. The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share. The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction. Dividends payable were $210,685 and $110,685 for the period ended April 30, 2013 and 2012, respectively.

NOTE 12 – NON-CONTROLLING INTERESTS

On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., ("MCCH"), a holding Company, with an 80% interest in Maple Carpenter Creek, LLC ("MCC"), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC ("CC"), and a 98.12% interest in Armadillo Holdings Group Corp. ("AHGC"), which in turn owned an 80% interest in Armadillo Mining Corp. ("AMC"). The non-controlling interest of 1.88% in AHGC was acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX resulting in 100% ownership of AHGC. On March 22, 2011, AHGC acquired a 14.6% of AMC and on April 30, 2012, an additional 4% interest for a total of 98.6% based upon agreement with the minority interest holder to reduce their interest based upon proportionate share of additional capital contributed to AMC.

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

On September 13, 2011, the Board of Directors determined that the first $2,000,000 milestone had been met and approved the issuance of 1,000,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO, Jack Hanks.

On April 26, 2012, the Board of Directors determined that the remaining milestones and acceleration regarding the Merger Agreement had been reached and the Corporation issued the remaining 500,000 shares of merger consideration, equally to AAM Investments, LLC, affiliated with one of the Company's Directors, Bruce N. Lemons, and the Maple Gas Corporation, a wholly owned subsidiary of Maple Resources Corporation, which is 100% owned by the Company's CEO, Jack Hanks.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $6,348,363 as of April 30, 2013 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $6,348,363 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

MMEX Mining Corporation

Notes to Consolidated Financial Statements

Deferred tax asset and the valuation account is as follows:

	April 30, 2013	April 30, 2012
Deferred tax asset:
NOL Carryforward	2,221,927	1,643,014
Valuation Allowance	(2,221,927)	(1,643,014)
Total	-	-

The components of income tax expense are as follows:
Change in NOL benefit	1,654,038	780,316
Change in valuation allowance	(1,654,038)	(780,316)
	-	-

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

