Form 10-K
period 2014-04-30
MMEX Resources Corp
filed 2016-04-15
CIK 1440799

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the fiscal year ended April 30, 2014

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 333-152608

MMEX RESOURCES CORPORATION
(Exact name of Issuer as specified in its charter)

Nevada	26-1749145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3616 Far West Blvd #117-321 Austin, Texas 78731	855-880-0400
(Address of principal executive offices, including area code.)	(Issuer's telephone number, including zip code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.007 per share) at October 31, 2013 (the second quarter-end date) was approximately $400,319.

There were 180,432,013, shares of the Registrant's Common Stock outstanding on April 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

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

Item 1: Business

Background of the Company

The Company was engaged in the exploration, extraction and distribution of coal from September 23, 2010 until April 12, 2016. As of April 12, 2016, the Company changed its business to the exploration, extraction, refining, distribution of oil, gas, petroleum products and electric power. Effective as of April 6, 2016, the Company changed its name from MMEX Mining Corporation to MMEX Resources Corporation to reflect the change in its business plan.

Company History

MMEX Resources Corporation (the Company or "MMEX") was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 4,000,000 shares of the Company's common stock, and the assumption of all of the Company's liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 to Management Energy, Inc. on May 28, 2009 to better reflect the Company's business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., ("MCCH") a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC ("MCC"), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC ("CC"), and at the time of the merger, owned a 98.12% interest in Armadillo Holdings Group Corp. ("AHGC"), which in turn owned an 80% interest in Armadillo Mining Corp. ("AMC"). As of April 30, 2013, AHGC owned 94.6% of AMC through additional capital contributions. The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 313,339 shares of MMEX.On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation. On April 6, 2016 the Company amended its articles of incorporation to change the corporate name to MMEX Resources Corporation and to authorize the Company to issue up to 1,000,000,000 common shares and 10,000,000 preferred shares.

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX Resources Corporation, Inc entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. ("MCCH"). MCCH is engaged in the development of both thermal and metallurgical coal projects in the U.S. and Colombia. MCCH had the following coal project interests as of the date of closing of the merger:

Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX Resources Corporation in exchange for the issuance of 6,500,000 shares of MMEX Resources Corporation common stock to the owners of MCCH, of which 5,000,000 shares were issued on October 8, 2010 and 1,500,000 shares were presented as common stock payable. On January 11, 2011, the Board of Directors, through a Unanimous Written Consent of the Board of Directors issued the remaining 1,500,000 in accordance with the merger agreement. The Company reversed the subscription payable resulting in a $15,000 adjustment to common stock payable. The owners of MCCH also were granted the right to receive an additional 1,500,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement.

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

No mining activities have taken place on the Hunza Project since 2012. As of April 30, 2014, due to the fact that the Colombian government has suspended the Hunza Projects mining permits, the Company recorded a 2014 fiscal year impairment charge of $4,006,722 which represents 100% of the Hunza Project's net value after first reducing the assets by the payable of $3,000,000. See further discussion in the footnotes to the financial statements.

As of April 13, 2016 the Company assigned AMC to an irrevocable trust (the "Trust"), whose beneficiaries are the existing shareholders of MMEX. AMC thru the Trust controls the Hunza coal interest previously owned by the Company.

Change of the Company Business

On October 7, 2014, Mr. William D. Gross, the holder of the MMEX Preferred Shares and certain MMEX notes (the "Instruments"), entered into an assignment agreement to assign the Instruments to Maple Project Finance, LLC ("MPF") and in turn, on October 9, 2014, MPF assigned the Instruments to Maple Structure Holdings, LLC ("MSH"). On May 15, 2015 MSH notified the Company that it would convert the Instruments into common shares at a conversion rate of US$0.01 per share, or otherwise foreclose on the Instruments. The Company has agreed with MSH to covert the outstanding Instruments of US$3,182,877 and the 3rd Party debt of US$500,000 under a settlement agreement dated as of May 18, 2015 at the rate of US$0.01 per share. On May 18, 2015 the MMEX Board of Director approved these transactions.

On May 19, 2015, a majority of shareholders of the Company approved an amendment to Article 4 of the Company's Articles of Incorporation which was approved by the Company's Board of Directors on May 19, 2015. The Company amended its articles of incorporation on April 6, 2016 to change its corporate name to MMEX Resources Corporation and to increase the authorization of the Company to issue up to 1,010,000,000 shares of capital stock, of which 10,000,000 shares shall be Preferred Stock, $.001 par value ("Preferred Stock"), and 1,000,000,000 shares shall be Common Stock, $.001 par value ("Common Stock"). The Preferred Stock may be issued in one or more classes and series as determined and designated by the Board of Directors of the corporation, each such class and series to have the powers, preferences and rights, and qualifications, limitations and restrictions as shall be stated and as determined by the Board of Directors of the Company. As of April 13, 2016, the issued and outstanding common shares of the Company are 180,432,013 and no preferred shares.

On November 10, 2015, the Company converted and transferred the Maple Structure Holdings, LLC shares. As of February 25,2016 the Company has 180,432,013 shares issued with 19,567,987 authorized but unissued.

On April 6, 2016, The Company filed with the Nevada Secretary of State to amend its Articles of Incorporation to provide for the issuance of shares and changed its name to MMEX Resources Corporation which was approved on April 6, 2016.

Effective as of April 12, 2016 the Board of Directors approved the change of the Company business to the refining, distribution of oil, gas and petroleum products and electric power.

As of April 13, 2016 the Company assigned AMC to an irrevocable trust (the "MMEX Trust"), whose beneficiaries are the existing shareholders of MMEX. AMC thru the Trust controls the Hunza coal interest previously owned by the Company.

Oil, Gas ,,Refining, and Electric Power Development Strategy

As MMEX continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund its deveopment costs the Company completed a private placement to qualified investors of US$ 105,000 in cash and services in July, August September of 2015 and April of 2016. The investors were granted warrants to purchase 11,512,171 common shares at an exercise price of $0.0001 per share for a 3 year period from the date of the Company 1st future round of 3rd party financing in exchange for the US$105,000 investment.

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

Employees

As of April 13, 2016, we had 2 full time employees. Our employees are not represented by a labor organization. We maintain various employee benefit plans.

5

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our executive offices are located at 3616 Far West Blvd #117-321, Austin, Texas 78731..

Item 3: Legal Proceedings

None

Item 4: Mining Safety Disclosures

N/A

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "MMEX". The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2014 and April 30, 2013. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2014			Fiscal 2013
	HIGH	LOW		HIGH	LOW
1st Quarter	$0.03	$0.02	1st Quarter	$0.24	$0.10
2nd Quarter	$0.01	$0.01	2nd Quarter	$0.20	$0.10
3rd Quarter	$0.01	$0.01	3rd Quarter	$0.15	$0.10
4th Quarter	$0.01	$0.01	4th Quarter	$0.15	$0.03

On April 30, 2014, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.01.

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

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2014.

Recent Sales of Unregistered Securities not previously reported on the Company's 10-Q

None sold during the fourth quarter ended April 30, 2014.

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

Overview

As of April 30, 2014, MMEX Resources Corporation had interests in coal prospects in Colombia, South America. As of May 18, 2015, the MMEX Board of Directors approved the transfer its coal assets in Colombia to a trust for the benefit of its existing shareholders. The shareholders in MMEX have the same prorata ownership interests in the trust that they had in MMEX as of the date of the transfer which is as of April 11, 2016. In addition, the shareholders in MMEX have the same ownership interests in MMEX subject to the dilution by the acquisition of Maple Structured Holdings, LLC of the purchase of the Preferred Shares and selected debt of the Company, and then the subsequent conversion of those Instruments into equity in MMEX at US$0.01 per share. That conversion results in a substantial dilution of existing shareholders including majority shareholder ownership. See Note 15 on page F-29 below for details of the dilution.

New Business Plan

The MMEX Board of Directors have made the decision to focus the Company efforts into the oil, gas, refining and electric power business in the U.S. and in Latin America. The principal reasons are the following:

•	MMEX principal shareholders and directors are also principals in a privately held U.S. oil and gas company, Maple Resources Corporation ('Maple") based in Austin, Texas.

•	The MMEX management team has over 30 years of experience in natural resource project development and project financing in North and South America and the U.K.

•	MMEX directors and principal shareholders with oil, gas, refining and electric power experience will bring this expertise into the Company.

Management Expertise in Oil, Gas , Refining and Electric Power Project Development and Project Finance Development

MMEX principals formed Maple Resources Corporation ("Maple Resources") in 1986. Maple Resources is a privately held corporation, registered in Delaware, with its principal operating offices in Austin, Texas. It is engaged in the evaluation, acquisition and development of oil & gas , refining, power generation, natural gas transmission and processing energy projects in the western United States and Latin America. Maple Resources was established in 1986 in Dallas, Texas USA. Maple Resources engaged in a number of oil and gas acquisitions and dispositions and ultimately acquired assets that included 10 gas processing plants and approximately 770 miles of natural gas gathering lines and transmission infrastructure. In 1992, Maple Resources Dallas sold substantially all of its existing US-based assets and began to pursue energy projects in Latin America. Maple Resources went to Peru in 1992 and managed its Peru business through The Maple Gas Corporation del Peru Ltd ("Maple Peru"). In 1993, Maple Peru began developing the Aguaytía Project, an integrated natural gas and electric power generation and transmission project. This US$ 273 million project involved the first commercial development of a natural gas field in Peru, as well as the construction and operation of approximately 175 miles of hydrocarbon pipelines, a gas processing plant, a fractionation facility, a 153 MW power plant and the related 392 km of electricity transmission lines. The Aguaytía Project began commercial operation in 1998. Maple Peru also acquired a 4,000 barrel per day refinery in Pucallpa along with 3 producing oil fields. In 2007, Maple Peru was registered on the London Stock Market AIM under the name of Maple Energy, plc .In October 2015, Maple Resources along with its partners took Maple Gas del Peru private with the acquisition of the company from Maple Energy, plc, the publically listed company.

Development Strategy

The new development strategy is to focus on the acquisition, development and financing of oil, gas, refining and electric power projects in Texas, Peru and other countries in Central and Latin America.

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

Results of Operations

We recorded a net loss of $1,672,665, or $0.03 per share, for the fiscal year ended April 30, 2014, compared to a net loss of $7,857,888, or $0.14 per share, for the fiscal year ended April 30, 2013.

Revenues:

We have not yet begun to generate revenues.

General and administrative:

General and administrative expenses were $357,713 for the fiscal year ended April 30, 2014 compared to $978,136 for the fiscal year ended April 30, 2013, a decrease of $620,423.

Payroll and taxes:

Payroll and taxes expense was $520,000 for the fiscal year ended April 30, 2014 compared to $454,165 for the fiscal year ended April 30, 2013, an increase of $65,835. The increase was due to changes in administrative personnel.

Professional fees:

Professional fees expense was $181,756 for the fiscal year ended April 30, 2014 compared to $450,598 for the fiscal year ended April 30, 2013, a decrease of $268,842. The decrease was due to reduced need for legal, accounting, financial, and engineering services.

Impairment expense:

Impairment expense was $0 for the fiscal year ended April 30, 2014 compared to $4,006,722 for the fiscal year ended April 30, 2013, a decrease of $4,006,722. The decrease was due to the government suspension of the Hunza coal mining rights during 2013.

Depreciation and amortization:

Depreciation and amortization expense was $5,353 for the fiscal year ended April 30, 2014 compared to $4,994 for the fiscal year ended April 30, 2013, an increase of $359 due to new assets purchased during 2013.

Net operating loss:

Net operating loss for the fiscal year ended April 30, 2014 was $1,064,822 compared to a net operating loss of $5,894,615 for the fiscal year ended April 30, 2013, a decrease of $4,829,793. The net operating loss decreased primarily due to due to the government suspension of the Hunza coal mining rights during 2013 hence less expenses incurred during the fiscal year ended April 30, 2014 as compared to the prior year.

Other income (expense):

Interest expense was $614,696 for the fiscal year ended April 30, 2014 and $1,311,164 for the fiscal year ended April 30, 2013. The decrease of $696,468 was due to losses from conversions of outstanding debt into equity in 2013. We reported a loss on debt conversion of $0 for the fiscal year ended April 30, 2014 and $441,960 for the fiscal year ended April 30, 2013. We also reported loss of $0 on investment of property for April 30, 2014 and $280,983 for the fiscal year ended April 30, 2013. This reflects the Company's 50% interest in Hunza's loss from the date the option was exercised to April 30, 2013.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries represented approximately $6,853 and $71,084 for the fiscal years ended April 30, 2014 and 2013, respectively.

Net loss:

We recorded a net loss of $1,672,665, or $0.03 per share, for the fiscal year ended April 30, 2014, compared to a net loss of $7,857,888, or $0.14 per share for the fiscal year ended April 30, 2013, a decreased net loss of $6,185,223. Net losses decreased primarily as a result of our decreased expenses for the year.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At April 30, 2014, we had a negative working capital position of $5,998,307.

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

On April 30, 2014, the Company converted the notes into a single $48,130 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

On April 30, 2014, the Company converted the notes and associated accrued interest into a single $27,100 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading LTd. (a related party). The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

On April 30, 2014, the Company entered into a $39,337 convertible note agreement with Maple Gas Corporation (a related party); Mr. Jack W. Hanks, a director of the Company, is owner of Maple Gas Corporation. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

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

Future Obligations

Management projects working capital needs to be uncertain and this will depend on future projects to be developed by the Company. The corporate overhead requirements are uncertain also at this time and will depend on the project pipeline flow. With Armadillo Mining Corporation now subject to its own trust arrangement, the Company will not be responsible for any more costs or obligations for Armadillo Mining Corporation or the Colombia coal operations of Hunza. Management believes that current cash and cash equivalents will not be sufficient to meet anticipated capital requirements or corporate overhead requirements under this new business plan. We will be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

MMEX Resources Corporation

FINANCIAL STATEMENTS

APRIL 30, 2014 and 2013

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

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of April 30, 2014, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended April 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2014.

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

Compliance with Section 16(a) of the Exchange Act

Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of MMEX Resources equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the fiscal year ended April 30, 2014, no director expenses were incurred.

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2014 and 2013.

Annual Compensation

Name &Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Jack W. Hanks Chief Executive Officer,	2014	$360,000	(2)	-	-	-	-	-	-	$360,000
President, and Chief Financial Officer (1)	2013	$360.000	(2)	-	-	-	-	-	-	$360,000

___________________

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

(2)	The 2013 and 2014 amounts have been accrued but not paid.

The Company has an employment agreement with Jack W. Hanks, its Chief Executive Officer, which provides for annual compensation of $360,000. The agreement was effective September 4, 2010 and continues for a period of three years thereafter, and then on a year to year basis.

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

We have not granted any stock awards other than as stock options. The following table reflects all option awards outstanding at April 30, 2014 to our executive officers:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Jack Hanks	0	1,000,000	0	$0.35	March 7, 2022

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended April 30, 2014, no director expenses were reimbursed. The following table reflects all option awards outstanding at April 30, 2014 to our non-executive directors:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 11, 2016, the name and number of shares of the Company's common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership(1), (2)

Jack W. Hanks(3)	85,566,485	47.31%
Bruce N. Lemons(4)	32,800,350	18.13%
Nabil Katabi(5)	17,873,416	9.88%
Blackstone Investment S.A.	4,000,000	2.21%
All Directors and executive officers as a group (three persons)(6)	136,240,251	75.34%

__________________

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

2)

Based on 180,432,013 shares outstanding on April 15, 2016 and 403,938 of shares of common stock subject to options by Beneficial Owners. Shares of common stock subject to options that are exercisable within 60 days of April 15, 2016, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Includes 52,393,260 shares owned by Maple Structure Holdings, LLC and 33,061,850 shares owned by The Maple Gas Corporation., for which Mr. Hanks has sole voting power over the shares held by Maple Structure Holdings LLC and The Maple Gas Corporation. It also includes 31,250 shares issuable upon exercise of warrants held by the Alexis L. Hanks Trust for which Mr. Hanks has voting and investment power over the shares held by the Alexis L. Hanks Trust, and 80,125 shares issuable upon exercise of warrants held by the Maple Gas Corporation,

3)

Includes 32,736,850 shares held by AAM Investments, LLC, an entity which is owned principally by a trust for the benefit of Mr. Lemons and his family. This amount includes 63,500 shares issuable upon exercise of warrants held by BNL Family Partners, for which Mr. Lemons currently has voting and investment power.

4)

Includes 1,056,363 shares held by Delavega Trading Ltd., 323,813 shares issuable upon exercise of warrants held by Delavega Trading, Ltd, for which Mr. Katabi has sole voting power over the shares held by Delavega Trading Ltd..

5)	Includes the shares described in footnotes 3, 4 and 5.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has an employment agreement with Mr. Hanks. (see Item 11 for further discussion of this agreement).

The Company has a consulting agreement with Bruce N. Lemons, a Company Director, which provides for annual compensation of $170,000. The agreement was effective September 4, 2010 and continues for a period of three years thereafter. As of April 30, 2014, no compensation has been paid but the Company has accrued $621,315 of consulting fees.

The Company has a consulting agreement with Delavega Tading, Ltd, controlled by Nabil Katabi, a Company Director, which provides for annual compensation of $180,000. The agreement was effective February 1, 2012 and continues for a period of two years thereafter. As of April 30, 2014, Delavega Trading has converted $180,000 in fees into 1,237,305 shares and accrued $44,000 of consulting fees.

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

On May 1, 2012, 131,250 shares of MMEX common stock were issued to Delavega Trading Ltd., an entity controlled by Nabil Katabi a director of the Company, as a result of a conversion, as agreed to on April 25, 2012, of $43,750 of debt and interest owed Nabil Katabi.

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

BNL Family Partners Convertible Notes

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $994 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $353 and $636 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $403 and $497 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2013, $358 and $442 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $780 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $780 was recorded as amortization of the debt discount into interest expense with a remaining discount balance at April 30, 2014 and 2013 of $0.

On April 30, 2014, the Company converted the notes above into a single $48,130 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $936 and $1,664 were recorded as amortization of the debt discount into interest expense with a remaining balance of $0 as of April 30, 2014. In addition, the Corporation issued 13,000 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $1,292 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2014 and 2013, $465 and $827 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $815 and $485 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014. In addition, the Corporation issued 6,500 Warrants at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $549 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $344 amd $205 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

On April 30, 2014, the Company converted the notes above and associated accrued interest into a single $27,100 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading LTd. (a related party). The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Maple Gas Convertible Note

On April 30, 2014, the Company entered into a $39,337 convertible note agreement with Maple Gas Corporation (a related party); Mr. Jack W. Hanks, a director of the Company, is owner of Maple Gas Corporation. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

See Item 9 above for information concerning director independence.

Item 14. Principal Accountant Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2014 and 2013:

	2014	2013

Audit Fees (a)	$10,000	$10,000

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2014, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

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
____________

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

MMEX Resources Corporation (Registrant)

Date: April 15, 2016	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10 KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	April 15, 2016
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	April 15, 2016
Bruce N. Lemons

/s/ Nabil Katabi	Director	April 15, 2016
Nabil Katabi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MMEX Resources Corporation

Dallas, Texas

We have audited the accompanying balance sheets of MMEX Resources Corporation (the "Company") as of April 30, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MMEX Resources Corporation as of April 30, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 15, 2016

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30, 2014	April 30, 2013
Assets
Current assets:
Cash	$434	$729
Total current assets	434	729

Property and equipment, net	7,338	12,692
Other assets:
Deferred loan costs - long term	18,822	28,822
Deposits	10,000	10,000
Total Assets	$36,594	$52,243

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$657,426	$640,589
Accounts payable - related party	8,033	8,033
Accrued expenses	1,396,206	660,355
Accrued expenses - related party	1,159,608	706,004
Notes payable, currently in default	375,000	375,000
Convertible notes, net of discount of $0 and $208,250 at April 30, 2014 and April 30, 2013, respectively	2,145,001	1,936,750
Convertible notes, net of discount of $0 and $3,674 at at April 30, 2014 and April 30, 2013 - related party	119,967	23,830
Convertible preferred stock, currently in default	137,500	137,500
Total current liabilities	5,998,741	4,488,061

Long-term liabilities:
Preferred stock - mandatory redemption right, net of $645,172 and $798,362 discount at April 30, 2014 and April 30, 2013, respectively	354,828	201,638

Total Liabilities	6,353,569	4,689,699

Stockholders' (Deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 57,188,313 shares issued and outstanding at April 30, 2014 and April 30, 2013	571,882	571,882
Common stock payable	90,000	90,000
Additional paid in capital	19,700,591	19,700,591
Non-controlling interest	(368,178)	(361,325)
Accumulated (deficit)	(26,311,270)	(24,638,605)
Total Stockholders' (Deficit)	(6,316,975)	(4,637,456)

Total Liabilities and Stockholders' (Deficit)	$36,594	$52,243

 See accompanying notes to financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	For the Year ended April 30
	2014	2013
Operating Expenses:
General and administrative	$357,713	$978,136
Payroll and taxes	520,000	454,165
Professional fees	181,756	450,598
Impairment expense	-	4,006,722
Depreciation and amortization	5,353	4,994
Total operating expenses	1,064,822	5,894,615

Net operating (loss)	(1,064,822)	(5,894,615)

Other income (expense):
Other Expense	-	(250)
Loss on debt conversion	-	(441,960)
Loss on investment in property	-	(280,983)
Interest expense	(614,696)	(1,311,164)
Total other income (expense)	(614,696)	(2,034,357)

Net Loss	(1,679,518)	(7,928,972)

Non-controlling interest in loss of consolidated subsidiaries	6,853	71,084

Net loss attributable to company	$(1,672,665)	$(7,857,888)

Weighted average number of common shares outstanding -basic and fully diluted	57,188,313	55,571,545

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.14)

See accompanying notes to fmancial statements.

MMEX RESOURCES CORPORATION
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	Total Stockholders
	Shares	Amount	In Capital	Payable	(Deficit)	Interests	Equity (Deficit)

Balance, April 30, 2012	45,269,055	$452,690	$16,751,775	$518,289	$(16,780,717)	$(290,241)	$651,796

Issuance of shares related to reverse merger	269,651	2,697	-	(2,697)			-
Issuance of common stock for cash	1,375,000	13,750	261,250	(225,000)			50,000
Beneficial conversion feature on convertible note			34,745				34,745
Loss on modification of preferred shares conversion rate			302,694				302,694
Share Option Expense			229,942				229,942
Conversion of accrued consulting fees to common stock	1,346,557	13,465	315,696				329,161
Conversion of debenture to common stock	7,428,050	74,280	1,642,489	(290,592)			1,426,177
Issuance of shares related to consulting agreements	300,000	3,000	54,000				57,000
Issuance of shares related to note agreements	900,000	9,000	81,000				90,000
Stock payable related to note discount	300,000	3,000	27,000				30,000
Stock payable related to consulting agreements				90,000			90,000
Net (loss) for the year ended April 30, 2013					(7,857,888)	(71,084)	(7,928,972)
Balance, April 30, 2013	57,188,313	$571,882	$19,700,591	$90,000	$(24,638,605)	$(361,325)	$(4,637,457)

Net (loss) for the year ended April 30, 2014	-	-	-	-	(1,672,665)	(6,853)	(1,679,518)
Balance, April 30, 2014	57,188,313	$571,882	$19,700,591	$90,000	$(26,311,270)	$(368,178)	$(6,316,975)

See accompanying notes to financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	For the year ended
	April 30,
	2014	2013
Cash flows from operating activities
Net (loss)	$(1,672,665)	$(7,857,888)
Non-controlling interest in net (loss)	(6,853)	(71,084)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities:
Depreciation and amortization expense	5,353	4,994
Loss on investment	-	280,983
Stock Based Compensation	-	364,942
Amortization of debt discount	365,113	1,067,245
Amortization of issuance costs	10,000	30,000
Loss on conversion of debt	-	441,960
Impairment expense	-	4,006,722
Decrease (increase) in assets:
Other assets	-	5,993
Deposits	-	4,696
Increase (decrease) in liabilities:
Accounts payable	16,837	221,103
Accrued expenses	1,189,454	847,060
Net cash (used) in operating activities	(92,761)	(653,274)

Cash flows from investing activities
Purchase of fixed assets	-	(650)
Net cash (used) in investing activities	-	(650)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	92,466	460,980
Proceeds from issuance of common stock	-	50,000
Payments on notes payable	-	(20,000)
Net cash provided by financing activities	92,466	490,980

Net increase (decrease) in cash	(295)	(162,944)
Cash - beginning	729	163,673
Cash - ending	$434	$729

See accompanying notes to financial statements.

F-5

MMEX RESOURCES CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended April 30, 2014 and 2013

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Stock issued for conversion of debt	$-	$985,440
Stock issued for conversion of accrued compensation	$-	$419,162
Stock issued for common stock payable	$-	$518,289
Stock payable related to note discount	$-	$30,000
Common stock beneficial conversion feature	$-	$34,745

See accompanying notes to financial statements.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

On May 25, 2011, the Board of Directors approved a 1 for 10 reverse stock split of its common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Organization

MMEX Resources Corporation (the Company or "MMEX") was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. On January 15, 2008, the Company changed its name to Quantum Information, Inc. In January 2009, the Company announced that it would transition out of the filmed entertainment products business and into the coal business. As part of that transition, on January 14, 2009, the Company sold all of its assets in exchange for the surrender to the Company of 400,000 shares of the Company's common stock, and the assumption of all of the Company's liabilities. The Company also changed its name to MGMT Energy, Inc. on February 5, 2009 and to Management Energy, Inc. on May 28, 2009 to better reflect the Company's business focus. On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., ("MCCH") a Delaware Corporation, organized on October 15, 2009 as a holding Company with an 80% interest in Maple Carpenter Creek, LLC ("MCC"), which in turn owns a 95% interest in the subsidiary, Carpenter Creek, LLC ("CC"), and a 98.12% interest in Armadillo Holdings Group Corp. ("AHGC"), which in turn owned at April 30, 2012 a 98.6% interest in Armadillo Mining Corp. ("AMC"). The non-controlling interest of 1.88% in AHGC was subsequently acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of MMEX.On February 22, 2011, the Company amended its articles of incorporation to change the corporate name from Management Energy, Inc. to MMEX Mining Corporation. On April 6, 2016 the Company amended its articles of incorporation to change the corporate name from MMEX Mining Corporation to MMEX Resources Corporation and to authorize the Company to issue up to 1,000,000,000 common shares and 10,000,000 preferred shares.

Merger with Maple Carpenter Creek Holdings, Inc

On September 21, 2010, MMEX entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. ("MCCH") that closed on September 23, 2010. Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX,, MCC Merger, Inc. ("MCCM"), which was formed just prior to the merger and subsequently dissolved, in exchange for the issuance of 6,500,000 shares of MMEX, common stock to the owners of MCCH, of which 5,000,000 shares were issued on October 8, 2010 and 1,500,000 shares issued on January 12, 2011. The merger resulted in the owners of MCCH gaining control of MMEX. The owners of MCCH also were granted the right to receive an additional 1,500,000 shares of common stock as contingent consideration to vest on certain milestones defined in the definitive merger agreement as follows:

•	1,000,000 shares upon the closing of equity or debt financing that generates at least 2 million in net proceeds,

•	250,000 shares upon the successful generation of $250,000 in revenue from coal sales in any fiscal quarter,

•	250,000 shares upon the successful closing of additional equity or debt financing that will generate at least $2,000,000 in net proceeds.

For financial statement reporting purposes, the merger agreement was treated as a reverse acquisition with MCCH deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification ("ASC") 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements reflect the assets and liabilities of MCCH recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquirer/legal parent) are measured at fair value. The carrying value of the Company's net assets approximates fair value at the date of acquisition. The fair value of the net assets acquired is ($70,832). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of MCCH, the accounting acquirer, as restated using the exchange ratios established in the merger agreement to reflect the numbers of shares of the legal parent. References to the "Company" in these notes refer to MMEX and its wholly owned subsidiary, MCCH, as well as the subsidiaries discussed below.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

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

Nature of Business

The MMEX Board of Directors have made the decision to focus the Company efforts into the oil, gas, refining and electric power business in the U.S. and in Latin America.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

MMEX Resources Corporation ("MMEX")	-	Corporation	Nevada	Parent
MCC Merger, Inc. ("MCCM")	100%	Corporation	Delaware	Holding Sub
Maple Carpenter Creek Holdings, Inc. ("MCCH")	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC ("MCC")	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC ("CC")	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. ("AHGC")	100%	Corporation	British Virgin Isl.	Subsidiary
Armadillo Mining Corp. ("AMC")	98.6%	Corporation	British Virgin Isl.	Subsidiary

MMEX Resources Corporation

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

Equity method accounting

The Company accounts for investments in properties for which it owns a voting interest and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in investment in property in the long-term portion of assets of the balance sheet. Equity method investments are subject to impairment testing and the Company's proportionate share of income or loss is included in other income (expense). During the years ended April 30, 2014 and 2013 the Company recognized $0 and ($280,983), respectively, as a result of losses in investments in property. See Footnote 6 for further information regarding investments in properties.

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

MMEX Resources Corporation

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

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2014 and 2013, respectively.

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

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the fiscal years ended April 30, 2014 and 2013, $0 and $364,942, respectively, in share based payments as compensation were expensed.

MMEX Resources Corporation

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

Income or loss per share

Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. For 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Loss per share is based on the weighted average number of shares outstanding of 57,188,313 and 55,571,545, for the years ended April 30, 2014, and 2013, respectively.

Recently issued accounting pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its financial statements.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $26,311,270 and a working capital deficit of $5,998,307 at April 30, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from May 1, 2009 through April 30, 2010, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $71,700 on behalf of the Company. The Company reimbursed Mr. Richards $8,700 on September 3, 2009 and the remaining balance of $63,000 was outstanding as of April 30, 2010. During the first and second quarter of the current fiscal year, Mr. Richards made additional payments totaling $7,633 on behalf of the Company. On May 12, 2010, the Company reimbursed an additional $39,000 of the balance and as of April 30, 2014 and 2013, the remaining balance of $31,633 remains outstanding.

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

Convertible notes

BNL Family Partners Convertible Notes

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

MMEX Resources Corporation

Notes to Consolidated Financial Statements

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $994 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $353 and $636 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $403 and $497 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2013, $358 and $442 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $780 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $780 was recorded as amortization of the debt discount into interest expense with a remaining discount balance at April 30, 2014 and 2013 of $0.

On April 30, 2014, the Company converted the notes above into a single $48,130 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $936 and $1,664 were recorded as amortization of the debt discount into interest expense with a remaining balance of $0 as of April 30, 2014. In addition, the Corporation issued 13,000 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $1,292 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2014 and 2013, $465 and $827 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $815 and $485 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014. In addition, the Corporation issued 6,500 Warrants at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $549 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $344 amd $205 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

On April 30, 2014, the Company converted the notes above and associated accrued interest into a single $27,100 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading LTd. (a related party). The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Maple Gas Convertible Note

On April 30, 2014, the Company entered into a $39,337 convertible note agreement with Maple Gas Corporation (a related party); Mr. Jack W. Hanks, a director of the Company, is owner of Maple Gas Corporation. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Common stock

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

MMEX Resources Corporation

Notes to Consolidated Financial Statements

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	April 30, 2014	April 30, 2013
Software and hardware	$25,023	$25,023
Less: accumulated depreciation and amortization	(17,685)	(12,332)
	$7,338	$12,691

Depreciation and amortization expense totaled $5,353 and $4,994 for the years ended April 30, 2014 and 2013, respectively.

MMEX Resources Corporation

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

The following table reflects the income statement for the nine month ended January 31, 2013 for the Hunza equity investment:

January 31, 2013
(Unaudited)

Revenue	$7,574
Cost of goods sold	(25,851)
Gross Profit (loss)	$(18,277)
Operating expenses	(631,488)
Operating income (loss)	$(649,765)
Other income (expense)	42,842
Loss before taxes	$(606,923)
Income tax benefit	44,957
Net loss for the period	$(561,966)

MMEX Resources Corporation

Notes to Consolidated Financial Statements

The Company's proportionate share of losses totaled $280,983 for the nine months ended January 31, 2013 in relation to the acquired asset above.

The following table reflects the balance sheet for the period ended January 31, 2013 for the Hunza equity investment:

January 31, 2013
(Unaudited)
Assets
Cash and Cash Equivalents	$1,058,768
Loans and Advances	164,042
Tangible Assets	-
Property and Equipment	20,845
Intangible Assets	82,980
Deferred Charges	1,689
Total Assets	$1,328,324

Liabilities and Shareholders' Equity
Accounts Payable	$31,095
Taxes Payable	5,665
Other Liabilities	74,479
Shareholders' Equity	1,217,085
Total Liabilities and Shareholders' Equity	$1,328,324

The Company had capitalized the $3,600,000 exclusivity payment, $3,000,000 payable due, and the $700,000 exploration fund payments as investment in the property and will report income and loss from the investment by the equity method of accounting. However, as of April 30, 2013, due to the fact that the Columbian government has suspended the Hunza Projects mining permits, the Company recorded a 2013 fiscal year impairment charge of $4,006,722 which represents 100% of the Hunza Project's net value after first reducing the assets by the payable of $3,000,000.

NOTE 7 – ACCRUED EXPENSES

As of April 30, 2014 and 2013 accrued expenses included the following:

	April 30, 2014	April 30, 2013
Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	548,258	247,314
Accrued Payroll, Employees	177,559	31,609
Accrued Consulting	1,083,616	577,983
Accrued Dividend	310,685	210,685
Accrued Interest	373,154	236,083
	$2,555,813	$1,366,215

MMEX Resources Corporation

Notes to Consolidated Financial Statements

NOTE 8 – NOTES PAYABLE

In November of 2009 the Company entered into a $300,000 note agreement, which carried a 10% interest, rate due on July 15, 2010. Accrued interest of $152,986 and $122,986 was outstanding at April 30, 2014 and April 30, 2013, respectively. As of April 30, 2014, this note is in default.

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

On March 18, 2013, the Company entered into a $75,000 note agreement with an unrelated party. The note is due and payable on March 18, 2014 and carries a 10% interest rate. As of April 30, 2014, this note is in default.

NOTE 9 – CONVERTIBLE DEBENTURES

March 8, 2010 Convertible Note

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations. Accrued interest of $20,704 and $15,704 were outstanding at April 30, 2014 and April 30, 2013 respectively. As of April 30, 2014 and 2013 this note is in default.

January 28, 2011 Convertible Notes

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the "Notes") due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors. The Notes are convertible into the Company's common stock at the holders' option at $1.00 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect. In addition, the Company issued 643,625 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share on or before three years from the repayment or conversion date. All but $25,000 of the promissory notes plus interest were paid in full on March 23, 2011. Accrued interest of $20,287 and $14,037 were outstanding at April 30, 2014 and April 30, 2013 respectively. As of April 30, 2014 and 2013 the remaining $25,000 was in default.

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

MMEX Resources Corporation

Notes to Consolidated Financial Statements

Convertible note consolidated on April 25, 2012

On April 25, 2011, the Company closed a note purchase agreement with an investor pursuant to which the Company sold a $375,000 note in a private placement transaction. The note was due and payable on or before October 14, 2011 and carry a 25% interest rate due in full at issuance. The note was convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.40, subject to adjustment for stock splits and combinations. In addition, the Company issued 1,062,500 warrants to purchase shares of the Company's common stock at an exercise price of $0.80 per share on or before three years from the issuance date.

The Company allocated the proceeds from the issuance of the notes to the warrants and the notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $375,000 was recorded as an increase in additional paid-in capital and was limited to the note balance. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original six-month term of the notes as additional interest expense.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $55,934 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $0 and $35,761 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2014 and 2013.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $124,400 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $0 and $62,031 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2014 and 2013.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $28,369 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $0 and $17,207 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2014 and 2013.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

On April 25, 2012, the notes dated September 9, 2011, October 28, 2011 and December 8, 2011 and $375,000 from the April 25, 2011 offering were consolidated into a new $1,500,000 note. The note is due and payable on July 31, 2013, carry an additional 10% interest rate due in full at maturity. The computed interest of $150,000 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $49,819 and $98,827, respectively, of the discount was amortized into interest expense with a remaining discount balance at April 30, 2014 of $0. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations. The note is secured with 2,995,000 of the Company's common stock.

The Company recorded the intrinsic value of the beneficial conversion of $330,000 as debt discount and will amortize the discount over the original fifteen month term of the Note. During the fiscal years ended April 30, 2014 and 2013, $109,603 and $217,419, respectively, of the discount was amortized into interest expense with a remaining discount balance at April 30, 2014 of $0.

$1,200,000 Convertible Note

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

The Company recorded the intrinsic value of the beneficial conversion of $200,000 as debt discount and will amortize the discount if the note is converted or over the life of the convertible debenture. As a result of the conversion of part of the convertible debenture, $89,700 of the beneficial conversion debt discount was recognized as expense on March 8, 2012. During the fiscal year ended April 30, 2013, the remaining discount balance of $106,767 was amortized into interest expense with no remaining balance as of April 30, 2014 and 2013.

BNL Family Partners Convertible Notes

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $994 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $353 and $636 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $403 and $497 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2013, $358 and $442 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $780 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2013, $780 was recorded as amortization of the debt discount into interest expense with a remaining discount balance at April 30, 2014 and 2013 of $0.

On April 30, 2014, the Company converted the notes above into a single $48,130 convertible note agreement with BNL Family Partners (a related party); Mr. Bruce N. Lemons, a director of the Company, is a partner of BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $936 and $1,664 were recorded as amortization of the debt discount into interest expense with a remaining balance of $0 as of April 30, 2014. In addition, the Corporation issued 13,000 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $1,292 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal year ended April 30, 2014 and 2013, $465 and $827 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2014 and 2013, $815 and $485 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014. In addition, the Corporation issued 6,500 Warrants at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $549 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $344 amd $205 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

On April 30, 2014, the Company converted the notes above and associated accrued interest into a single $27,100 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading LTd. (a related party). The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

August 15, 2012 Convertible Note

On August 15, 2012, the Corporation entered into a $100,000 convertible note agreement with an unrelated party. The debenture is subject to a 20% placement fee payable to the holder irrespective of the date redeemed, matures on October 31, 2013 and is convertible into common shares at the holder's option at $0.20 per Common Share. Pursuant to the agreement, the Corporation also (i) amended the conversion rate of the March 2011 Series A Preferred Stock ("Preferred Stock") from $0.40 to $0.20 per Common Share, (ii) amended the maturity date of the April 2012 Debenture from July 31, 2013 to October 31, 2013, (iii) amended the exercise price of the Warrant agreement of April 2011 to purchase 468,750 Common Shares from $0.80 to $0.20, and (iv) issued 120,000 Warrants, to the holder of the August 15, 2012 Debenture, with an exercise price of $0.30 per Common Share until August 15, 2015 valued at $14,232. The computed interest of $20,000 was added to the balance of the note and recorded as additional debt discount. During the fiscal year ended April 30, 2014 and 2013, $8,326 amd $11,674 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $14,232 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $5,925 amd $8,307 were amortized into interest expense with a remaining discount balance of $0 as of April 30, 2014.

January 2, 2013 Convertible Note

On January 2, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note is due and payable on March 1, 2013, carries a 1.87% per month interest rate due and payable on March 1, 2013 and included 300,000 shares of the Company's common stock. If the note is not paid by March 1, 2013, the interest rate is increased by an additional 30% annually. The note is secured with 900,000 of the Company's common stock which were pledged and owned by Jack Hanks, the Company's President and CEO. The 300,000 shares were valued at $0.10 per share, the closing price of the Company stock on January 2, 2013, and recorded as a $30,000 increase to discount on notes payable and an increase in common stock payable. The discount will be amortized over the term of the note. During the fiscal year ended April 30, 2013, $30,000 was amortized into interest expense with a remaining discount balance of $0 as of April 30, 2014 and 2013. This note is currently in default.

February 1, 2013 Convertible Note

On February 1, 2013, the Company entered into a $150,000 convertible note agreement with an unrelated party. The debentures carry a 20% interest rate until maturity at February 1, 2014 and are convertible into Common Shares at the holder's option at $0.20 per Common Share. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations. The Company recorded as a $30,000 increase to debt discount on notes payable from the additional accrued interest. The discount will be amortized over the term of the note. During the fiscals year ended April 30, 2014 and 2013, $22,500 and $7,500 were amortized into interest expense with a remaining discount balance of $0 as of April 30, 2014. In addition, the Company issued 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.20 per share on or before three years from the repayment or conversion date.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $16,103 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2014 and 2013, $12,077 and $4,026 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2014.

Maple Gas Convertible Note

On April 30, 2014, the Company entered into a $39,337 convertible note agreement with Maple Gas Corporation (a related party); Mr. Jack W. Hanks, a director of the Company, is owner of Maple Gas Corporation. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into Common Shares at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

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

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. The investment is collateralized with a security interest in 2,500,000 MMEX Resources Corporation common stock shares. During the fiscal years ended April 30, 2014 and 2013, $153,190 and $161,221 were amortized into interest expense with a remaining discount balance of $645,172 as of April 30, 2014.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method. The Company recorded amortization on loan costs in the amount of $10,000 and $21,178 for the years ended April 30, 2014 and 2013, respectively. Dividends payable were $310,685 and $210,685 for the periods ended April 30, 2014 and 2013, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of MMEX Mining Corporation common stock at a price of $0.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded.

On August 15, 2012, the company amended the Preferred Stock agreement and lowered the conversion rate provided from $0.40 per common share to $0.20 per common share. The amendment generated a $302,694 fair value adjustment that was recorded as additional interest expense and increased additional paid in capital.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

NOTE 11 – CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock. There were 57,188,313 shares issued and outstanding at April 30, 2014.

Common stock

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

MMEX Resources Corporation

Notes to Consolidated Financial Statements

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

No shares were issued during the year ended April 30, 2014.

Stock-based compensation – Stock options

On March 7, 2012, three directors of the Company (the "Optionees") received 2,000,000 unvested stock options exercisable for the common stock; after service of one year, 50% will be vested, and after service of the second year the remaining 50% will become vested; with an actual term of ten years from the date of grant. The Company recorded stock-based compensation of $229,942 in operating expenses for the fiscal year ended April 30, 2013 related to stock option grants made to the Optionees. No stock-based compensation expense was recorded during the fiscal year ended April 30, 2014 related to stock option grants.

A summary of stock option activity during the fiscal years ended April 30, 2014 and 2013 are presented below:

	April 30, 2014			April 30, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	remaining		Average	remaining
	Number	exercise price	contractual life	Number	exercise price	contractual life
	Outstanding	per share	(years)	Outstanding	per share	(years)

Outstanding at beginning of year	2,000,000	$0.35	9.83	2,000,000	$0.35	10.00
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Cancelled	-	-		-	-
Expired	-	-		-	-
Outstanding at end of year	2,000,000	$0.35	8.83	2,000,000	$0.35	9.83
Options exercisable at end of year	-	-	-	-	-	-

The Company uses the Black-Scholes option pricing model in determining its option expense. There were no options granted during the fiscal year ended April 30, 2014 and April 30, 2013.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

Stock Based Compensation – Stock warrants

During the fiscal year ended April 30, 2013, the Company issued vested warrants totaling 32,865,345 respectively to non-employees. These warrants were valued using a Black Scholes Model and the amounts were recorded as either debt discounts or stock-based compensation.

During the fiscal year ended April 30, 2014, the Company did not issue any warrants.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to non-employees based upon estimated fair values. The Company recorded stock-based compensation in operating expenses for non-employees of $0 and $661,045 for the fiscal years ended April 30, 2014 and 2013, respectively.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its warrants expense issued to non-employees. The ranges of assumptions used during the fiscal year ended April 30, 2013, are as follows:

April 30, 2014
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

The expected life of the warrants represent the weighted-average period that the warrants are expected to remain outstanding and was determined based on historical experience of similar warrants, giving consideration to the contractual terms of the warrants, vesting and expectations of future investor behavior as influenced by changes to the terms of its warrants.

MMEX Resources Corporation

Notes to Consolidated Financial Statements

A summary of warrant activity during the fiscal years ended April 30, 2014 and 2013 are presented below:

	April 30, 2014			April 30, 2013
	Number Outstanding	Weighted Average exercise price per share	Weighted Average remaining contractual life (years)	Number Outstanding	Weighted Average exercise price per share	Weighted Average remaining contractual life (years)
Outstanding at beginning of year	32,865,345	$0.33	2.42	32,705,345	$0.33	2.14
Granted				160,000	$0.30	3.00
Exercised
Forfeited
Cancelled
Expired
Outstanding at end of year	32,865,345	$0.33	1.42	32,865,345	$0.33	2.42
Warrants exercisable at end of year	32,865,345	$0.33	1.42	32,865,345	$0.33	2.42

Common stock reserved

At April 30, 2014, 49,350,984 shares of common stock were reserved: 16,485,639 for debt conversion purposes, and 32,865,345 for issuance of warrants outstanding.

Preferred Stock

On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $0.001 par value Series A Preferred Stock. The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share. The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction. Dividends payable were $310,685 and 210,685 for the period ended April 30, 2014 and 2013, respectively.

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

MMEX Resources Corporation

Notes to Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

Operating Lease Commitments

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $7,645,915 as of April 30, 2014 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $7,645,915 expire in various years through 2034. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

Deferred tax asset and the valuation account is as follows:

	April 30, 2014	April 30, 2013
Deferred tax asset:
NOL Carryforward	2,676,070	2,221,927
Valuation Allowance	(2,676,070)	(2,221,927)
Total	-	-

The components of income tax expense are as follows:
Change in NOL benefit	454,143	1,654,038
Change in valuation allowance	(454,143)	(1,654,038)
	-	-

MMEX Resources Corporation

Notes to Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

As of April 6, 2016, MMEX amended its articles of incorporation to change its corporate name from MMEX Mining Corporation to MMEX Resources Corporation ("MMEX or the "Company") and to increase its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares. As of April 13, 2016, MMEX had 180,432,013 common shares outstanding and no preferred shares outstanding.

As of April 30, 2014, MMEX had interests in coal prospects in Colombia, South America. As of May 18, 2015, the Board of Directors of MMEX approved a transfer its coal assets in Colombia to a trust for the benefit of its existing shareholders with an effective date as of April 13, 2016. The shareholders in MMEX have the same allocated share ownership interests in the trust that they had in MMEX as of the effective date of the transfer which is as of April 13, 2016, In addition, the shareholders in MMEX have the same ownership interests in MMEX subject to the dilution by the acquisition of Maple Structure Holdings, LLC of the purchase of the Preferred Shares and selected debt of the Company, and then the subsequent conversion of those Instruments into equity in MMEX at US$0.01 per share. That conversion results in a substantial dilution of existing shareholders including majority shareholder ownership. See below for details of the dilution.

On October 7, 2015, The Company transferred 1,000,000 Preferred Shares from William D. Gross to Maple Structure Holdings, LLC.

On November 10, 2015, the Company converted 100,000,000 common shares at $0.01 per share for 1,000,000 Preferred Shares acquired by Maple Structure Holdings, LLC and voided the issued Preferred Shares.

On November 10, 2015, the Company issued 23,283,700 new common shares to Maple Structure Holdings, LLC at $0.01 per share subject to the Company Board of Directors Resolutions issued May 18, 2015.

On November 11, 2015, Maple Structure Holdings, LLC transferred a total 70,890,440 shares to the following entities: (i) AAM Investments, LLC- 27,546,375 shares (ii) The Maple Gas Corporation- 28,091,350 shares (iii) Delavega Trading LTD- 15,252,715. All of the foregoing entities are related parties to the Directors of the Company.

As MMEX continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund its development costs the Company completed a private placement to qualified investors of US$ 105,000 in cash and services in July, August September of 2015 and April of 2016. The investors were granted warrants to purchase 11,512,171 common shares at an exercise price of $0.0001 per share for a 3 year period from the date of the Company 1st future round of 3rd party financing in exchange for the US$105,000 investment. Of the $105,000 in cash and services contributed as of April 13,, The Maple Gas Corporation, a related party to Director Jack W. Hanks has contributed $10,000 in cash and AAM Investments,LLC, a related party to Director Bruce N. Lemons has contributed $5,000 in cash.

As of April 13, 2016 the Company assigned AMC to an irrevocable trust (the " MMEX Trust"), whose beneficiaries are the existing shareholders of MMEX. AMC thru the Trust controls the Colombia Hunza coal interest previously owned by the Company.

As of April 13, 2016, Maple Structure Holdings, LLC a related party to Director Jack W. Hanks owns 52,393,260 common shares or 29.04 percent of the outstanding shares. The Maple Gas Corporation, a related party to Director Jack W. Hanks owns 33,061,224 common shares or 18.32 percent of the outstanding shares. AAM Investments, LLC, a related party to Director Bruce N. Lemons owns 32,736,850 common shares or 18.14 percent of the outstanding shares. Delavega Trading LTD, a related party to Director Nabil Katabi owns 17,549,603 common shares or 9.73 percent of the outstanding shares.

