Form 10-K
period 2015-04-30
MMEX Resources Corp
filed 2016-07-11
CIK 1440799

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2015

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 333-152608

MMEX RESOURCES CORPORATION
(Exact name of Issuer as specified in its charter)

Nevada	26-1749145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3616 Far West Blvd #117-321
Austin, Texas 78731	855-880-0400
(Address of principal executive offices, including zip code)	(Issuer's telephone number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.01 per share) at October 31, 2014 (the second quarter-end date) was approximately $571,884.

There were 375,432,012 shares of the Registrant's Common Stock outstanding on June 16, 2016.

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

Item 1: Business

Background of the Company

The Company was engaged in the exploration, extraction and distribution of coal from September 23, 2010 until April 12, 2016. As of April 12, 2016, the Company changed its business to the exploration, extraction, refining, distribution of oil, gas ,petroleum products and electric power. Effective as of April 6, 2016, the Company changed its name from MMEX Mining Corporation to MMEX Resources Corporation to reflect the change in its business plan.

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

Change of the Company Business

On October 7, 2014, Mr. William D. Gross, the holder of the MMEX Preferred Shares and certain MMEX notes (the "Instruments"), entered into an assignment agreement to assign the Instruments to Maple Project Finance, LLC ("MPF") and in turn, on October 9, 2014, MPF assigned the Instruments to Maple Structure Holdings, LLC ("MSH"). On May 15, 2015 MSH notified the Company that it would convert the Instruments into common shares at a conversion rate of US$0.01 per share, or otherwise foreclose on the Instruments. The Company has agreed with MSH to convert the outstanding Instruments of $3,182,877 and the 3rd Party debt of $500,000 under a settlement agreement dated as of May 18, 2015 at the rate of $0.01 per share. On May 18, 2015 the MMEX Board of Director approved these transactions.

On May 18, 2015, MSH Board of Managers approved the assignment by MSH of a certain amount of the Company shares to related parties to the Company Board of Directors in exchange for the related parties waiving past due obligations of the Company to the related parties.

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

On November 10, 2015, the Company converted and transferred the Maple Structure Holdings, LLC shares. As of February 25,2016 the Company had 180,432,013 shares issued with 19,567,987 authorized but unissued.

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

As of April 13, 2016, the Company assigned AMC to an irrevocable trust (the "MMEX Trust"), whose beneficiaries are the existing shareholders of MMEX. AMC thru the Trust controls the Hunza coal interest previously owned by the Company.

Pursuant to the Board of Directors Consent of May 18, 2015 and the MSH Assignment Agreement of May 18, 2015, as of May 1, 2016, the Company issued the following common shares to related parties to the Board of Directors: (i) BNL Family Trust related to Director Bruce N. Lemons-43,569,160 shares; (ii) Enzamora LTD related to Director Nabil Katabi-24,124,688 shares, (iii) The Maple Gas Corporation related to Director Jack W. Hanks-44,431,151shares; and (iv) Maple Structure Holdings, LLC related to Director Jack W. Hanks-82,875,000 shares.

As of June 16, 2016, the issued and outstanding common shares of the Company are 375,432,012 and no preferred shares.

Oil, Gas, Refining, and Electric Power Development Strategy

As MMEX continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund its deveopment costs the Company completed a private placement to qualified investors of $105,000 in cash and services in July, August September of 2015 and April of 2016. The investors were granted warrants to purchase 11,512,171 common shares at an exercise price of $0.0001 per share for a 3 year period from the date of the Company 1st future round of 3rd party financing in exchange for the $105,000 investment.

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

Employees

As of June 20, 2016, we had 2 full time employees. Our employees are not represented by a labor organization. We maintain various employee benefit plans.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our executive offices are located at 3616 Far West Blvd #117-321, Austin, Texas 78731.

Item 3: Legal Proceedings

None

Item 4: Mining Safety Disclosures

N/A

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "MMEX". The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2015 and April 30, 2014. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

	Fiscal 2015			Fiscal 2014
	HIGH	LOW		HIGH	LOW
1st Quarter	$0.02	$0.01	1st Quarter	$0.03	$0.02
2nd Quarter	$0.01	$0.01	2nd Quarter	$0.01	$0.01
3rd Quarter	$0.01	$0.01	3rd Quarter	$0.01	$0.01
4th Quarter	$0.02	$0.01	4th Quarter	$0.01	$0.01

On April 30, 2015, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.01.

The number of holders of record of the Company's common stock as of May 3, 2016 was 123 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2015.

Recent Sales of Unregistered Securities not previously reported on the Company's 10-Q

None sold during the fourth quarter ended April 30, 2015.

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

Overview

As of April 30, 2015, MMEX Mining Corporation had interests in coal prospects in Colombia, South America. As of May 18, 2015, the MMEX Board of Directors approved the transfer its coal assets in Colombia to a trust for the benefit of its existing shareholders. The shareholders in MMEX have the same prorata ownership interests in the trust that they had in MMEX as of the date of the transfer which is as of April 11, 2016. In addition, the shareholders in MMEX have the same ownership interests in MMEX subject to the dilution by the acquisition of Maple Structured Holdings, LLC of the purchase of the Preferred Shares and selected debt of the Company, and then the subsequent conversion of those Instruments into equity in MMEX at US$0.01 per share followed by the assignment by Maple Structure Holdings, LLC of shares to related parties. That conversion results in a substantial dilution of existing shareholders including majority shareholder ownership. See Note 15 on page F-29 below for details of the dilution.

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

Management Expertise in Oil, Gas, Refining and Electric Power Project Development and Project Finance Development

MMEX principals formed Maple Resources Corporation ("Maple Resources") in 1986. Maple Resources is a privately held corporation, registered in Delaware, with its principal operating offices in Austin, Texas. It is engaged in the evaluation, acquisition and development of oil & gas, refining, power generation, natural gas transmission and processing energy projects in the western United States and Latin America. Maple Resources was established in 1986 in Dallas, Texas USA. Maple Resources engaged in a number of oil and gas acquisitions and dispositions and ultimately acquired assets that included 10 gas processing plants and approximately 770 miles of natural gas gathering lines and transmission infrastructure. In 1992, Maple Resources Dallas sold substantially all of its existing US-based assets and began to pursue energy projects in Latin America. Maple Resources went to Peru in 1992 and managed its Peru business through The Maple Gas Corporation del Peru Ltd ("Maple Peru"). In 1993, Maple Peru began developing the Aguaytía Project, an integrated natural gas and electric power generation and transmission project. This US$ 273 million project involved the first commercial development of a natural gas field in Peru, as well as the construction and operation of approximately 175 miles of hydrocarbon pipelines, a gas processing plant, a fractionation facility, a 153 MW power plant and the related 392 km of electricity transmission lines. The Aguaytía Project began commercial operation in 1998. Maple Peru also acquired a 4,000 barrel per day refinery in Pucallpa along with 3 producing oil fields. In 2007, Maple Peru was registered on the London Stock Market AIM under the name of Maple Energy, plc .In October 2015, Maple Resources along with its partners took Maple Gas del Peru private with the acquisition of the company from Maple Energy, plc, the publically listed company.

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

Results of Operations

We recorded a net loss of $1,328,445, or $0.02 per share, for the fiscal year ended April 30, 2015, compared to a net loss of $1,679,518, or $0.03 per share, for the fiscal year ended April 30, 2014.

Revenues:

We have not yet begun to generate revenues.

General and administrative:

General and administrative expenses were $289,593 for the fiscal year ended April 30, 2015 compared to $357,713 for the fiscal year ended April 30, 2014, a decrease of $68,120.

Payroll and taxes:

Payroll and taxes expense was $315,566 for the fiscal year ended April 30, 2015 compared to $520,000 for the fiscal year ended April 30, 2014, a decrease of $204,434. The decrease was due to changes in administrative personnel.

Professional fees:

Professional fees expense was $174,900 for the fiscal year ended April 30, 2015 compared to $181,756 for the fiscal year ended April 30, 2014, a decrease of $6,856. The decrease was due to reduced need for legal, accounting, financial, and engineering services.

Depreciation and amortization:

Depreciation and amortization expense was $5,005 for the fiscal year ended April 30, 2015 compared to $5,353 for the fiscal year ended April 30, 2014, an decrease of $348 due to fewer assets subject to depreciation during 2015 compared to 2014.

Net operating loss:

Net operating loss for the fiscal year ended April 30, 2015 was $785,064 compared to a net operating loss of $1,064,822 for the fiscal year ended April 30, 2014, a decrease of $279,758. The net operating loss decreased primarily due to fewer payroll expenses incurred during the fiscal year ended April 30, 2015 as compared to the prior year.

Other income (expense):

Interest expense was $543,381 for the fiscal year ended April 30, 2015 and $614,696 for the fiscal year ended April 30, 2014. The decrease of $71,315 was due to lower amortization expense from debt discounts in 2015 compared to 2014.

Non-controlling interests in loss of consolidated subsidiaries:

Non-controlling interests in loss of consolidated subsidiaries were $6,603 and $6,853 for the fiscal years ended April 30, 2015 and 2014, respectively.

Net loss attributed to the Company:

We recorded a net loss attributed to the Company of $1,321,842, or $0.02 per share, for the fiscal year ended April 30, 2015, compared to a net loss of $1,672,665, or $0.03 per share, for the fiscal year ended April 30, 2014, a decreased net loss of $350,823. Net losses decreased primarily as a result of our decreased expenses for the year.

Liquidity and Capital Resources

Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing. At April 30, 2015, we had a negative working capital position of $7,657,639.

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

On June 20, 2014, the Corporation entered into a $10,000 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 15% interest rate until maturity at June 20, 2015 and are convertible into common shares at the holder's option at $0.025 per common share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

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

APRIL 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MMEX Resources Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the "Company") as of April 30, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MMEX Resources Corporation as of April 30, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consoldiated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 11, 2016

MMEX RESOURCES CORPORATION
Consolidated Balance Sheets

	April 30,	April 30,
	2015	2014
Assets

Current assets:
Cash	$141	$434
Deferred loan costs - short term	8,822	10,000
Total current assets	8,963	10,434

Property and equipment, net	2,333	$7,338

Other assets:
Deferred loan costs - long term	-	8,822
Deposits	10,000	10,000

Total Assets	$21,296	$36,594

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$669,709	$657,426
Accounts payable - related party	8,033	8,033
Accrued expenses	1,187,052	1,396,206
Accrued expenses - related party	2,389,957	1,159,607
Notes payable, currently in default	375,000	375,000
Convertible notes, net of discount of $0 and $0 at April 30, 2015 and April 30, 2014, respectively	2,145,001	2,145,001
Convertible notes, net of discount of $17 and $0 at at April 30, 2015 and April 30, 2014, respectively	129,950	119,967
Convertible preferred stock, currently in default	137,500	137,500
Preferred stock - mandatory redemption right, net of $375,600 and $645,172 discount at April 30, 2015 and April 30, 2014, respectively	624,400	354,828
Total current liabilities	7,666,602	6,353,569

Stockholders' Deficit:
Common stock, $0.001 par value, 300,000,000 shares authorized, 57,188,313 shares issued and outstanding at April 30, 2015 and April 30, 2014	$571,882	$571,882
Common stock payable	90,000	90,000
Additional paid in capital	19,700,705	19,700,591
Non-controlling interest	(374,781)	(368,178)
Accumulated deficit	(27,633,112)	(26,311,270)
Total Stockholders' Deficit	(7,645,306)	(6,316,974)

Total Liabilities and Stockholders' Deficit	$21,296	$36,594

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION
Consolidated Statements of Operations

	For the Year ended
	April 30
	2015	2014

Operating Expenses:
General and administrative	289,593	357,713
Payroll and taxes	315,566	520,000
Professional fees	174,900	181,756
Depreciation and amortization	5,005	5,353
Total operating expenses	785,064	1,064,822
Net operating (loss)	(785,064)	(1,064,822)

Other income (expense):
Interest expense	(543,381)	(614,696)
Total other income (expense)	(543,381)	(614,696)

Net Loss	(1,328,445)	(1,679,518)
Non-controlling interest in loss of consolidated subsidiaries	6,603	6,853

Net loss attributable to company	$(1,321,842)	$(1,672,665)
Weighted average number of common shares outstanding - basic and fully diluted	57,188,313	57,188,313
Net (loss) per share - basic and fully diluted	$(0.02)	$(0.03)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statement of Stockholders'Deficit and Members' Interests

							Total
							Stockholders
	Common Stock		Additional Paid	Common Stock	Accumulated	Non-controlling	Equity deficit and Members'
	Shares	Amount	In Capital	Payable	Deficit	Interests	Interests

Balance, April 30, 2013	57,188,313	$571,882	$19,700,591	$90,000	$(24,638,605)	$(361,325)	$(4,637,457)

Net loss for the year ended April 30, 2014	-	-	-	-	(1,672,665)	(6,853)	(1,679,518)
Balance, April 30, 2014	57,188,313	571,882	19,700,591	90,000	(26,311,270)	(368,178)	(6,316,975)

Beneficial conversion feature on convertible note	-	-	114	-	-	-	114
Net loss for the year ended April 30, 2015	-	-	-	-	(1,321,842)	(6,603)	(1,328,445)
Balance, April 30, 2015	57,188,313	571,882	19,700,705	90,000	(27,633,112)	(374,781)	(7,645,306)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION
Consolidated Statements of Cash Flows

	For the year ended
	April 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,321,842)	$(1,672,665)
Non-controlling interest in net loss	(6,603)	(6,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,005	5,353
Amortization of debt discount	269,668	365,113
Amortization of issuance costs	10,000	10,000
Increase (decrease) in liabilities:
Accounts payable	12,283	16,837
Accrued expenses	1,021,196	1,189,454
Net cash used in operating activities	(10,293)	(92,761)

Cash flows from investing activities
Net cash (used) in investing activities	-	-

Cash flows from financing activities
Proceeds from debt, net of issuance costs	10,000	92,466
Net cash provided by financing activities	10,000	92,466
Net increase (decrease) in cash	(293)	(295)
Cash - beginning	434	729
Cash - ending	$141	$434

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Debt discount on issuance of warrants	$114	$-

See accompanying notes to consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2015 AND 2014

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

Merger with Maple Carpenter Creek Holdings, Inc.

On September 21, 2010, MMEX entered into a merger agreement with Maple Carpenter Creek Holdings, Inc. ("MCCH") that closed on September 23, 2010. Under the terms of the merger agreement, MCCH merged with a wholly owned subsidiary of MMEX, MCC Merger, Inc. ("MCCM"), which was formed just prior to the merger and subsequently dissolved, in exchange for the issuance of 6,500,000 shares of MMEX, common stock to the owners of MCCH, of which 5,000,000 shares were issued on October 8, 2010 and 1,500,000 shares issued on January 12, 2011. The merger resulted in the owners of MCCH gaining control of MMEX.

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

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2015 and 2014, respectively.

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

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the fiscal years ended April 30, 2015 and 2014, the Company did not record any share based compensation.

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

Income or loss per share

Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. For 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Loss per share is based on the weighted average number of shares outstanding of 57,188,313 for the both of the years ended April 30, 2015 and 2014.

Recently issued accounting pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board ("FASB") are subject to change. Changes in such standards may have an impact on the Company's future financial statements. The following are a summary of recent accounting developments.

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05 regarding Subtopic 350-40, "Intangibles - Goodwill and Other - Internal-Use Software." The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". ASU 2014-16 was issued to clarify how current U.S GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU 2014-16 is effective fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption in an interim period is permitted. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its financial statements.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $27,633,112 and a working capital deficit of $7,657,639 at April 30, 2015, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from May 1, 2009 through April 30, 2010, Tydus Richards, the former Chairman of our board of directors and shareholder, made payments totaling $71,700 on behalf of the Company. The Company reimbursed Mr. Richards $8,700 on September 3, 2009 and the remaining balance of $63,000 was outstanding as of April 30, 2010. During the first and second quarter of the current fiscal year, Mr. Richards made additional payments totaling $7,633 on behalf of the Company. On May 12, 2010, the Company reimbursed an additional $39,000 of the balance and as of April 30, 2015 and 2014, the remaining balance of $31,633 remains outstanding.

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

Convertible notes

BNL Family Partners Convertible Notes

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and and $497 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $358 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

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

On June 20, 2014, the Corporation entered into a $10,000 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 15% interest rate until maturity at June 20, 2015 and are convertible into common shares at the holder's option at $0.025 per common share. The Corporation issued 10,000 Warrants at an exercise price of $0.05 per Common Share until June 20, 2017 valued at $114 which was recorded as a debt discount of the same amount. During the year ended April 30, 2015, $96 was amortized into interest expense from the debt discount, resulting in a remaining debt discount of $18 as of April 30, 2015.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and $936 was recorded as amortization of the debt discount into interest expense with a remaining balance of $0 as of April 30, 2015. In addition, the Corporation issued 13,000 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $1,292 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $465 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and $815 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015. In addition, the Corporation issued 6,500 Warrants at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $549 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $344 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	April 30, 2015	April 30, 2014

Software and hardware	$25,023	$25,023
Less: accumulated depreciation and amortization	(22,691)	(17,685)
	$2,333	$7,338

Depreciation and amortization expense totaled $5,005 and $5,353 for the years ended April 30, 2015 and 2014, respectively.

NOTE 6 – ACCRUED EXPENSES

As of April 30, 2015 and 2014 accrued expenses included the following:

	April 30, 2015	April 30, 2014

Accrued Lease Expenses	$62,541	$62,541
Accrued Payroll, Officers	883,584	579,891
Accrued Payroll, Employees	301,359	177,559
Accrued Consulting	1,433,616	1,051,983
Accrued Dividend	410,685	310,685
Accrued Interest	485,219	373,154
	$3,577,004	$2,555,813

NOTE 7 – NOTES PAYABLE

In November of 2009 the Company entered into a $300,000 note agreement, which carried a 10% interest, rate due on July 15, 2010. Accrued interest of $182,986 and $152,986 was outstanding at April 30, 2015 and April 30, 2014, respectively. As of April 30, 2015, this note is in default.

On March 18, 2013, the Company entered into a $75,000 note agreement with an unrelated party. The note is due and payable on March 18, 2014 and carries a 10% interest rate. Accrued interest of $15,884 and $8,384 was outstanding at April 30, 2015 and April 30, 2014, respectively. As of April 30, 2015, this note is in default.

NOTE 8 – CONVERTIBLE DEBENTURES

March 8, 2010 Convertible Note

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations. Accrued interest of $25,704 and $20,704 were outstanding at April 30, 2015 and April 30, 2014 respectively. As of April 30, 2015 and 2014, this note is in default.

January 28, 2011 Convertible Notes

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the "Notes") due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors. The Notes are convertible into the Company's common stock at the holders' option at $1.00 per common share. The holder may accelerate repayment of the Note upon sale of the Carpenter Creek prospect. In addition, the Company issued 643,625 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share on or before three years from the repayment or conversion date. All but $25,000 of the promissory notes plus interest were paid in full on March 23, 2011. Accrued interest of $26,537 and $20,287 were outstanding at April 30, 2015 and April 30, 2014 respectively. As of April 30, 2015 and 2014 the remaining $25,000 was in default.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $55,934 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $0 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2015 and 2014.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $124,400 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $0 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2015 and 2014.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $28,369 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $0 was amortized into interest expense leaving a remaining balance of $0 at April 30, 2015 and 2014.

On April 25, 2012, the notes dated September 9, 2011, October 28, 2011 and December 8, 2011 and $375,000 from the April 25, 2011 offering were consolidated into a new $1,500,000 note. The note is due and payable on July 31, 2013, carries an additional 10% interest rate due in full at maturity. The computed interest of $150,000 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and $49,819, respectively, of the discount was amortized into interest expense with a remaining discount balance at April 30, 2015 of $0. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations. The note is secured with 2,995,000 of the Company's common stock.

The Company recorded the intrinsic value of the beneficial conversion of $330,000 as debt discount and will amortize the discount over the original fifteen month term of the Note. During the fiscal years ended April 30, 2015 and 2014, $0 and $109,603, respectively, of the discount was amortized into interest expense with a remaining discount balance at April 30, 2015 of $0.

BNL Family Partners Convertible Notes

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and and $497 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $358 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

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

On June 20, 2014, the Corporation entered into a $10,000 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 15% interest rate until maturity at June 20, 2015 and are convertible into common shares at the holder's option at $0.025 per common share. The Corporation issued 10,000 Warrants at an exercise price of $0.05 per Common Share until June 20, 2017 valued at $114 which was recorded as a debt discount of the same amount. During the year ended April 30, 2015, $96 was amortized into interest expense from the debt discount, resulting in a remaining debt discount of $18 as of April 30, 2015.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and $936 was recorded as amortization of the debt discount into interest expense with a remaining balance of $0 as of April 30, 2015. In addition, the Corporation issued 13,000 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $1,292 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $465 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and $815 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015. In addition, the Corporation issued 6,500 Warrants at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $549 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $344 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

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

August 15, 2012 Convertible Note

On August 15, 2012, the Corporation entered into a $100,000 convertible note agreement with an unrelated party. The debenture is subject to a 20% placement fee payable to the holder irrespective of the date redeemed, matures on October 31, 2013 and is convertible into common shares at the holder's option at $0.20 per Common Share. Pursuant to the agreement, the Corporation also (i) amended the conversion rate of the March 2011 Series A Preferred Stock ("Preferred Stock") from $0.40 to $0.20 per Common Share, (ii) amended the maturity date of the April 2012 Debenture from July 31, 2013 to October 31, 2013, (iii) amended the exercise price of the Warrant agreement of April 2011 to purchase 468,750 Common Shares from $0.80 to $0.20, and (iv) issued 120,000 Warrants, to the holder of the August 15, 2012 Debenture, with an exercise price of $0.30 per Common Share until August 15, 2015 valued at $14,232. The computed interest of $20,000 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and $8,326 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

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

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $14,232 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $5,925 were amortized into interest expense with a remaining discount balance of $0 as of April 30, 2015.

January 2, 2013 Convertible Note

On January 2, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note is due and payable on March 1, 2013, carries a 1.87% per month interest rate due and payable on March 1, 2013 and included 300,000 shares of the Company's common stock. The note is secured with 900,000 of the Company's common stock which were pledged and owned by Jack Hanks, the Company's President and CEO. The 300,000 shares were valued at $0.10 per share, the closing price of the Company stock on January 2, 2013, and recorded as a $30,000 increase to discount on notes payable and an increase in common stock payable. The discount will be amortized over the term of the note. During the fiscal years ended April 30, 2015 and 2014, $0 and $0 were amortized into interest expense with a remaining discount balance of $0 as of April 30, 2015. This note is currently in default.

February 1, 2013 Convertible Note

On February 1, 2013, the Company entered into a $150,000 convertible note agreement with an unrelated party. The debentures carry a 20% interest rate until maturity at February 1, 2014 and are convertible into Common Shares at the holder's option at $0.20 per Common Share. The note is convertible upon default at the option of the holder into our common stock at a fixed conversion price of $0.20, subject to adjustment for stock splits and combinations. The Company recorded as a $30,000 increase to debt discount on notes payable from the additional accrued interest. The discount will be amortized over the term of the note. During the fiscals year ended April 30, 2015 and 2014, $0 and $22,500 were amortized into interest expense with a remaining discount balance of $0 as of April 30, 2015. In addition, the Company issued 150,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.20 per share on or before three years from the repayment or conversion date.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $16,103 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $12,077 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

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

NOTE 9 – CONVERTIBLE PREFERRED STOCK

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

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. The investment is collateralized with a security interest in 2,500,000 MMEX Mining Corporation common stock shares. During the fiscal years ended April 30, 2015 and 2014, $269,572 and $153,190 were amortized into interest expense with a remaining discount balance of $375,600 as of April 30, 2015.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method. The Company recorded amortization on loan costs in the amount of $10,000 and $10,000 for the years ended April 30, 2015 and 2014, respectively. Dividends payable were $410,685 and $310,685 for the periods ended April 30, 2015 and 2014, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of MMEX Mining Corporation common stock at a price of $0.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. The remaining two unrelated parties balances at April 30, 2015 and 2014 were $137,500 and $137,500, respectively. Accrued interest on the two unrelated parties at April 30, 2015 and 2014 was $213,039 and $144,289, respectively.

On August 15, 2012, the company amended the Preferred Stock agreement and lowered the conversion rate provided from $0.40 per common share to $0.20 per common share. The amendment generated a $302,694 fair value adjustment that was recorded as additional interest expense and increased additional paid in capital.

NOTE 10 – CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock. There were 57,188,313 shares issued and outstanding at April 30, 2015.

Common stock

No shares were issued during the years ended April 30, 2015 and 2014.

Stock-based compensation – Stock options

On March 7, 2012, three directors of the Company (the "Optionees") received 2,000,000 unvested stock options exercisable for the common stock; after service of one year, 50% will be vested, and after service of the second year the remaining 50% will become vested; with an actual term of ten years from the date of grant. No stock-based compensation expense was recorded during the fiscal year ended April 30, 2015 and 2014 related to stock option grants.

A summary of stock option activity during the fiscal years ended April 30, 2015 and 2014 are presented below:

	April 30, 2015			April 30, 2014
	Number Outstanding	Weighted Average exercise priceper share	Weighted Average remaining contractual life (years)	Number Outstanding	Weighted Average exercise priceper share	Weighted Average remaining contractual life (years)

Outstanding at beginning of year	2,000,000	$0.35	8.83	2,000,000	$0.35	9.83
Granted
Exercised
Forfeited
Cancelled
Expired
Outstanding at end of year	2,000,000	$0.35	7.83	2,000,000	$0.35	8.83
Options exercisable at end of year	-	-	-	-	-	-

The Company uses the Black-Scholes option pricing model in determining its option expense. There were no options granted during the fiscal year ended April 30, 2015 and April 30, 2014.

Stock Based Compensation – Stock warrants

During the fiscal year ended April 30, 2015, the Company issued vested warrants totaling 10,000 respectively to a related party in connection with a convertible note discussed in Note 8. These warrants were valued using a Black Scholes Model and the amounts were recorded as either debt discounts or stock-based compensation.

During the fiscal year ended April 30, 2014, the Company did not issue any warrants.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to non-employees based upon estimated fair values. The Company recorded stock-based compensation in operating expenses for non-employees of $0 and $0 for the fiscal years ended April 30, 2015 and 2014, respectively.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its warrants expense issued to non-employees. The ranges of assumptions used during the fiscal year ended April 30, 2015, are as follows:

April 30, 2015
Warrants

Expected Volatility	291%
Risk-free interest rate	0.94%
Forfeiture Rate	0%
Expected Dividend Rate	0%
Expected Life (yrs)	3

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

A summary of warrant activity during the fiscal years ended April 30, 2015 and 2014 are presented below:

	April 30, 2015			April 30, 2014
	Number Outstanding	Weighted Average exercise price per share	Weighted Average remaining contractual life (years)	Number Outstanding	Weighted Average exercise price per share	Weighted Average remaining contractual life (years)

Outstanding at beginning of year	32,865,345	$0.33	1.42	32,865,345	$0.33	2.42
Granted	10,000	$0.05	3.00
Exercised
Forfeited
Cancelled
Expired
Outstanding at end of year	32,875,345	$0.33	0.42	32,865,345	$0.33	1.42
Warrants exerciseable at end of year	32,875,345	$0.33	0.42	32,865,345	$0.33	1.42

Common stock reserved

At April 30, 2015, 49,350,984 shares of common stock were reserved: 16,485,639 for debt conversion purposes, and 32,865,345 for issuance of warrants outstanding.

Preferred Stock

On March 18, 2011 the Board of Directors authorized 2,000,000 shares of $0.001 par value Series A Preferred Stock. The shares carry a 10% cumulative dividend, a $1.00 liquidation value, and may be converted into common shares at $0.40 per common share. The Preferred Stock has a mandatory redemption feature on such date that is the earlier of March 1, 2016 or upon a change of control transaction. Dividends payable were $410,685 and $310,685 for the period ended April 30, 2015 and 2014, respectively.

NOTE 11 – NON-CONTROLLING INTERESTS

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

Operating Lease Commitments

The Company acquired the Bolzer Lease pursuant to the September 23, 2010 merger. Subsequently, notice of termination on this lease effective April 26, 2010 was provided by previous management. The Company has recorded an accrued expense for the minimum lease payment of $62,541 for the January 2010 payment.

NOTE 13 – INCOME TAXES

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $8,688,089 as of April 30, 2015 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $8,688,089 expire in various years through 2035. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

Deferred tax asset and the valuation account is as follows:

	April 30, 2015	April 30, 2014
Deferred tax asset:
NOL Carryforward	3,040,831	2,676,070
Valuation Allowance	(3,040,831)	(2,676,070)
Total	-	-

The components of income tax expense are as follows:

Change in NOL benefit	364,761	454,143
Change in valuation allowance	(364,761)	(454,143)
	-	-

NOTE 14 – SUBSEQUENT EVENTS

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

As MMEX continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund its development costs the Company completed a private placement to qualified investors of US$ 105,000 in cash and services in July, August September of 2015 and April of 2016. The investors were granted warrants to purchase 11,512,171 common shares at an exercise price of $0.0001 per share for a 3 year period from the date of the Company 1st future round of 3rd party financing in exchange for the US$105,000 investment. Of the $105,000 in cash and services contributed as of April 13, The Maple Gas Corporation, a related party to Director Jack W. Hanks has contributed $10,000 in cash and AAM Investments,LLC, a related party to Director Bruce N. Lemons has contributed $5,000 in cash.

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

As of June 29, 2016, the Board of Directors executed a Board Resolution that the Directors of the Company may be two directors pursuant to the By-Laws of the Company. As of June 29, 2016, Nabil Katabi resigned as a director of the Company.

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

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

12

1.

As of April 30, 2015, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2016.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the fiscal year ended April 30, 2015, no director expenses were incurred.

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2015 and 2014.

Annual Compensation

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total

Jack W. Hanks	2015	$360,000	(2)	-	-	-	-	-	-	$360,000
Chief Executive Officer, President, and	2014	$360.000	(2)	-	-	-	-	-	-	$360,000
Chief Financial Officer (1)

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

(2)	The 2014 and 2015 amounts have been accrued but not paid.

The Company has an employment agreement with Jack W. Hanks, its Chief Executive Officer, which provides for annual compensation of $360,000. The agreement was effective September 4, 2010 and continues for a period of three years thereafter, and then on a year to year basis.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a))(c)

Equity Compensation Plans Approved by Security Holders	0	$0.35	0
Equity Compensation Plans Not Approved by Security Holders	1,000,000	0	1,000,000
Total	1,000,000	$0.35	1,000,000

We have not granted any stock awards other than as stock options. The following table reflects all option awards outstanding at April 30, 2015 to our executive officers:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)

Jack Hanks	0	1,000,000	0	$0.35	March 7, 2022

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended April 30, 2015, no director expenses were reimbursed. The following table reflects all option awards outstanding at April 30, 2015 to our non-executive directors:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 29, 2016, the name and number of shares of the Company's common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership(1), (2)

Jack W. Hanks(3)	212,872,010	56.70%
Bruce N. Lemons(4)	76,369,510	20.34%
All Directors and executive officers as a group (two persons)(6)	289,241520	77.04%

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

2)

Based on 375,432,012 shares outstanding on June 16, 2016 and 403,938 of shares of common stock subject to options by Beneficial Owners. Shares of common stock subject to options that are exercisable within 60 days of June 16, 2016, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)

Includes 135,268,260 shares owned by Maple Structure Holdings, LLC and 77,492,375 shares owned by The Maple Gas Corporation., for which Mr. Hanks has sole voting power over the shares held by Maple Structure Holdings LLC and The Maple Gas Corporation. It also includes 31,250 shares issuable upon exercise of warrants held by the Alexis L. Hanks Trust for which Mr. Hanks has voting and investment power over the shares held by the Alexis L. Hanks Trust, and 80,125 shares issuable upon exercise of warrants held by the Maple Gas Corporation,

4)

Includes 43,569,160 shares held by BNL Family Trust and 32,736,850 shares held by AAM Investments, LLC, both entities which are owned principally by trusts for the benefit of Mr. Lemons and his family. This amount includes 63,500 shares issuable upon exercise of warrants held by BNL Family Partners, for which Mr. Lemons currently has voting and investment power.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has an employment agreement with Mr. Hanks. (see Item 11 for further discussion of this agreement).

The Company has a consulting agreement with Bruce N. Lemons, a Company Director, which provides for annual compensation of $170,000. The agreement was effective September 4, 2010 and continues for a period of three years thereafter. As of April 30, 2015, no compensation has been paid but the Company has accrued $791,315 of consulting fees.

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

As of May 18, 2015, the Directors have waived any past due payments for employment or consulting fees.

BNL Family Partners Convertible Notes

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 20% interest rate until maturity at September 30, 2013 and are convertible into common shares at the holder's option at $0.20 per common share. The holders may accelerate repayment of the promissory notes upon the Corporation raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and and $497 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015. In addition, the Corporation issued 4,500 Warrants at an exercise price of $0.30 per Common Share until September 15, 2015 valued at $800.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $800 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $358 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

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

On June 20, 2014, the Corporation entered into a $10,000 convertible note agreement with BNL Family Partners, LLC. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The debentures carry a 15% interest rate until maturity at June 20, 2015 and are convertible into common shares at the holder's option at $0.025 per common share. The Corporation issued 10,000 Warrants at an exercise price of $0.05 per Common Share until June 20, 2017 valued at $114 which was recorded as a debt discount of the same amount. During the year ended April 30, 2015, $96 was amortized into interest expense from the debt discount, resulting in a remaining debt discount of $18 as of April 30, 2015.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and $936 was recorded as amortization of the debt discount into interest expense with a remaining balance of $0 as of April 30, 2015. In addition, the Corporation issued 13,000 Warrants at an exercise price of $0.30 per Common Share until August 1, 2015 valued at $1,292.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $1,292 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $465 was recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd., Mr. Nabil Katabi, a director of the Corporation, is a control person of Delavega Trading Ltd. The debenture carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. During the fiscal years ended April 30, 2015 and 2014, $0 and $815 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015. In addition, the Corporation issued 6,500 Warrants at an exercise price of $0.30 per Common Share until December 17, 2015 valued at $549.

The Company allocated the proceeds from the issuance of the note to the warrants and the note based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $549 was recorded as an increase in additional paid-in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount will be amortized over the original one year term of the Note as additional interest expense. During the fiscal years ended April 30, 2015 and 2014, $0 and $344 were recorded as amortization of the debt discount into interest expense with a remaining discount balance of $0 as of April 30, 2015.

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

May 18, 2015 Cancellation and/or Conversion of Related Party Debt and Preferred Shares

As of May 18, 2015, in order to recapitalize the Company by cancelling related party debt and/or converting related party debt and preferred shares to equity, the Company Directors and related parties agreed to waive any and all debt obligations that were owed or accrued by the Company to related parties.

See Item 9 above for information concerning director independence.

Item 14. Principal Accountant Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2015 and 2014:

	2015	2014

Audit Fees (a)	$20,000	$20,000

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2015, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits

(a) (3) Exhibits

No	Description

2.1	Agreement and Plan of Merger, dated September 21, 2010 (2)
3.1	Articles of Incorporation (3)
3.2	Certificate of Amendment to the Articles of Incorporation dated February 5, 2009 (4)
3.3	Certificate of Amendment to the Articles of Incorporation dated May 28, 2009 (5)
3.4	Certificate of Amendment to the Articles of Incorporation dated June 3, 2010 (6)
3.5	Certificate of Amendment to the Articles of Incorporation dated February 18, 2011 (8)
3.6	Certificate of Amendment to the Articles of Incorporation dated March 22, 2011 (8)
3.7	Amended and Restated By-Laws of the Registrant (7)
3.8	Certificate of Amendment to the Articles of Incorporation dated April 16, 2012 (9)
4.1	Statement of Designation of Series A Preferred Stock of the Registrant (7)
4.2	Form of warrant to purchase Common Stock of the Registrant (8)
4.3	Form of bridge note for April 2011 financing (8)
10.1	Form of Subscription Agreement for April 2011 financing (8)
10.2	Pledge Agreement dated March 22, 2011 between Armadillo Holdings Group Corporation and William D. Gross (8)
10.3	Convertible Preferred Stock Subscription Agreement dated March 22, 2011 between the Registrant and William D. Gross (8)
10.4	2012 Equity Compensation Plan (9)
10.5	Amended and Restated Consulting Agreement dated December 15, 2011 between the Registrant and Jack W. Hanks (9)
10.6	Amended and Restated Consulting Agreement dated December 15, 2011 between the Registrant and Bruce N. Lemons (9)
10.7	Consulting Agreement dated February 1, 2012 between the Registrant and Delavega Trading, Ltd. (9)
21	Subsidiaries of the Registrant (9)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). (1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

________________

(1)	Filed herewith
(2)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on September 29, 2010.
(3)	Incorporated herein by reference to the registrant's Registration Statement on Form S-1filed with the SEC on July 29, 2008.
(4)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on March 3, 2009.
(5)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on May 29, 2009.
(6)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on June 7, 2010.
(7)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on March 28, 2011.
(8)	Incorporated herein by reference to the registrant's Current Report on Form 10-K filed with the SEC on August 11, 2011.
(9)	Incorporated herein by reference to the registrant's Current Report on Form 10-K filed with the SEC on August 13, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 11, 2016	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 11, 2016
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 11, 2016
Bruce N. Lemons

