Form 10-Q
period 2013-07-31
MMEX Resources Corp
filed 2016-11-01
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-152608

MMEX RESOURCES CORPORATION
(Exact name of Issuer as specified in its charter)

Nevada	26-1749145
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3616 Far West Blvd. #117-321 Austin, Texas 78731	855-880-0400
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2016, there were 376,528,409 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying condensed consolidated financial statements of MMEX Resources Corporation and subsidiaries (the “Company”) are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2013 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2013	April 30, 2013
	(Unaudited)
Assets

Current assets:
Cash	$148	$729
Deferred loan costs – short term	10,000	10,000
Total current assets	10,148	10,729

Property and equipment, net	11,439	12,692

Other assets:
Deferred loan costs – long term	16,322	18,822
Deposits	10,000	10,000

Total assets	$47,909	$52,243

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$657,407	$640,589
Accounts payable – related party	8,033	8,033
Accrued expenses	834,190	660,355
Accrued expenses – related party	829,649	706,004
Notes payable, currently in default	375,000	375,000
Convertible notes payable, net of discount of $67,794 and $208,250 at July 31, 2013 and April 30, 2013, respectively	2,077,206	1,936,750
Convertible notes payable – related party, net of discount of $1,968 and $3,674 at July 31, 2013 and April 30, 2013, respectively	47,996	23,830
Convertible preferred stock, currently in default	137,500	137,500
Total current liabilities	4,966,981	4,488,061

Long-term liabilities:
Preferred stock – mandatory redemption right, net of discount of $767,762 and $798,362 at July 31, 2013 and April 30, 2013, respectively	232,238	201,638

Total liabilities	5,199,219	4,689,699

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 1,000,000,000 shares authorized, 57,188,313 shares issued and outstanding at July 31, 2013 and April 30, 2013	571,882	571,882
Common stock payable	90,000	90,000
Additional paid-in capital	19,700,591	19,700,591
Non-controlling interest	(361,648)	(361,325)
Accumulated (deficit)	(25,152,135)	(24,638,605)
Total stockholders’ deficit	(5,151,310)	(4,637,456)

Total liabilities and stockholders’ deficit	$47,909	$52,243

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2013	2012

Revenues	$-	$-

Operating expenses:
Selling, general and administrative expenses	277,534	466,825
Depreciation and amortization	1,252	1,240

Total operating expenses	278,786	468,065

Loss from operations	(278,786)	(468,065)

Other income (expense):
Interest expense	(235,067)	(294,626)
Loss on debt conversion	-	(441,960)
Loss on investment in property	-	(32,825)

Total other income (expense)	(235,067)	(769,411)

Loss before income taxes	(513,853)	(1,237,476)
Provision for income taxes	-	-

Net loss	(513,853)	(1,237,476)

Non-controlling interest in loss of consolidated subsidiaries	323	4,187

Net loss attributable to the Company	$(513,530)	$(1,233,289)

Weighted average number of common shares outstanding – basic and diluted	57,188,313	52,726,069

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net loss attributable to the Company	$(513,530)	$(1,233,289)
Non-controlling interest in net loss	(323)	(4,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,252	1,240
Amortization of debt discount	172,758	256,714
Amortization of deferred loan costs	2,500	2,500
Loss on debt conversion	-	441,960
Loss on investment in property	-	32,825
Decrease (increase) in assets:
Prepaid expenses	-	5,994
Increase (decrease) in liabilities:
Accounts payable	16,818	123,284
Accrued expenses	297,480	210,480

Net cash used in operating activities	(23,045)	(162,479)

Cash flows from investing activities
Purchase of property and equipment	-	(650)

Net cash used in investing activities	-	(650)

Cash flows from financing activities:
Proceeds from convertible notes payable – related party	22,464	-

Net cash provided by financing activities	22,464	-

Net decrease in cash	(581)	(163,129)
Cash at the beginning of the period	729	163,673

Cash at the end of the period	$148	$544

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Stock issued for conversion of debt	$-	$985,440
Stock issued for conversion of accrued compensation	-	254,162
Stock issued for common stock payable	-	518,289

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2013
(Unaudited)

NOTE 1 – BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

MMEX Resources Corporation (the “Company” or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc. On April 6, 2016, the Company amended its articles of incorporation to change its name to MMEX Resources Corporation and to authorize the Company to issue up to 1,000,000,000 common shares and 10,000,000 preferred shares. The changes in the number of authorized shares of the Company have been given retroactive effect in the accompanying condensed consolidated financial statements. The Board of Directors of the Company has made the decision to focus efforts on the oil, gas, refining and electric power business in the United States and Latin America.

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
MCC Merger, Inc. (“MCCM”)	100%	Corporation	Delaware	Holding Subsidiary
Maple Carpenter Creek Holdings, Inc. (“MCCH”)	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC (“MCC”)	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC (“CC”)	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isles	Subsidiary
Armadillo Mining Corp. (“AMC”)	98.6%	Corporation	British Virgin Isles	Subsidiary

All significant inter-company transactions have been eliminated in the preparation of the condensed consolidated financial statements.

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the information contained therein.

The Company has adopted a fiscal year end of April 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2013 filed with the SEC on November 5, 2015.

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

Income or Loss Per Share

Basic income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. For the three months ended July 31, 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Therefore, basic loss per share is the same as diluted loss per share and the weighted average number of common shares outstanding was 57,188,313 and 52,726,069 for the three months ended July 31, 2013 and 2012, respectively.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of the standards issued by the Financial Accounting Standards Board (“FASB”). The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year periods have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718)", which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs." To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $25,152,135 and a working capital deficit of $4,956,833 at July 31, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of July 31, 2013 and April 30, 2013, a remaining balance of $31,633 included in accrued expenses – related party remains outstanding.

On September 4, 2010, MCCH entered into an employment agreement with the Company's CEO, Jack W. Hanks, for a two-year term, automatically renewable for one-year terms thereafter, at an annual compensation of $300,000 per year.

On September 4, 2010, MCCH entered into a consulting agreement with Bruce N. Lemons, one of the Company's two directors, for a two-year term, automatically renewable for one-year terms thereafter, at an annual compensation of $170,000 per year.

Accrued expenses (see Note 6) to related parties totaled $829,649 and $706,004 as of July 31, 2013 and April 30, 2013, respectively.

Convertible notes payable – related party consisted of the following at:

	July 31, 2013	April 30, 2013

Note payable to a BNL Family Partners, LLC, a related party, maturing September 30, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	$22,180	$5,400
Note payable to Delavega Trading Ltd., a related party, maturing September 30, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	20,600	15,600
Note payable to Delavega Trading Ltd., a related party, maturing December 17, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	6,500	6,500
Advances from Maple Gas Corporation, a related party	684	-

Total	49,964	27,500

Less discount	(1,968)	(3,670)

Net	$47,996	$23,830

BNL Family Partners Convertible Notes

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, LLC, a related party. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The note carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per share. The holder may accelerate repayment of the promissory notes upon the Company raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 4,500 warrants valued at $800 using the Black-Scholes option pricing model. The value of the warrants of $800 was recorded as an increase to debt discount and to additional paid-in capital. The warrants are exercisable at an exercise price of $0.30 per common share until September 15, 2015.

During the three months ended July 31, 2013, BNL Family Partners advanced the Company an additional $16,780.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., a related party. Mr. Nabil Katabi, a director of the Company, is a control person of Delavega Trading Ltd. The note carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 13,000 warrants valued at $1,292 using the Black-Scholes option pricing model. The value of the warrants of $1,292 was recorded as an increase to debt discount and to additional paid-in capital. The warrants are exercisable at an exercise price of $0.30 per common share until August 1, 2015.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd. The note carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 6,500 warrants valued at $549 using the Black-Scholes oprtion pricing model. The value of the warrants of $549 was recorded as an increase to debt discount and to additional paid-in capital. The warrants are exercisable at an exercise price of $0.30 per common share until December 17, 2015.

During the three months ended July 31, 2013, Delavega Trading Ltd. advanced the Company an additional $5,000.

Maple Gas Advances

During the three months ended July 31, 2013, Maple Gas Corporation, a related party owned by Mr. Jack W. Hanks, a director and officer of the Company, advanced the Company a total of $684.

The debt discount resulting from interest and the value of warrants computed at the inception of the convertible notes payable – related party is amortized over the term of the notes as additional interest expense. During the three months ended July 31, 2013 and 2012, debt discount amortized to interest expense totaled $2,096 and $0, respectively.

The above convertible notes payable – related party were subsequently forgiven, with the obligations contributed to capital – see Note 12.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2013	April 30, 2013

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(13,584)	(12,331)

	$11,439	$12,692

Depreciation and amortization expense totaled $1,252 and $1,240 for the three months ended July 31, 2013 and 2012, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2013	April 30, 2013

Accrued payroll	$398,180	$278,923
Accrued consulting	696,832	577,983
Accrued dividend	235,685	210,685
Accrued interest	270,457	236,083
Other	62,685	62,685

	$1,663,839	$1,366,359

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	July 31, 2013	April 30, 2013

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $163,040 and $152,727 at July 31, 2013 and April 30, 2013, respectively.

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2013	April 30, 2013

Note payable to an accredited investor, maturing July 31, 2013, with interest at 10%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, secured with 2,995,000 common shares of the Company	$1,650,000	$1,650,000
Note payable to an accredited investor, maturing October 31, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	120,000	120,000
Note payable to an accredited investor, maturing February 1, 2014, with interest at 20%, convertible upon default at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	180,000	180,000
Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	120,000	120,000
Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,000	75,000

Total	2,145,000	2,145,000

Less discount	(67,794)	(208,250)

Net	$2,077,206	$1,936,750

On April 25, 2012, four prior convertible notes payable to an accredited investor were combined into a new $1,500,000 note. The note was due and payable on July 31, 2013. The note bears interest at 10% due at maturity. The computed interest of $150,000 was added to the balance of the note and recorded as additional debt discount. The note is convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share. The note was subsequently transferred to a related party and converted to common shares of the Company – see Note 12.

On August 15, 2012, the Company entered into a $100,000 convertible note agreement with an accredited investor. The note is subject to a 20% placement fee payable to the holder irrespective of the date redeemed, matures on October 31, 2013 and is convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share. The note is currently in default. The computed interest of $20,000 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 120,000 warrants valued at $14,232 using the Black-Scholes option pricing model. The value of the warrants of $14,232 was recorded as an increase to debt discount and to additional paid-in capital. The warrants are exercisable at an exercise price of $0.30 per common share until August 15, 2015. The note was subsequently transferred to a related party and converted to common shares of the Company – see Note 12.

On February 1, 2013, the Company entered into a $150,000 convertible note agreement with an unrelated party. The note was due and payable on February 1, 2014, is currently in default and carries an interest rate of 20%. The note is convertible upon default at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share. The computed interest of $30,000 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 150,000 warrants valued at $16,103 using the Black-Scholes option pricing model. The value of the warrants of $16,103 was recorded as an increase to debt discount and to additional paid-in capital. The warrants are exercisable at an exercise price of $0.20 per common share on or before three years from the repayment or conversion date. The note was subsequently transferred to a related party and converted to common shares of the Company – see Note 12.

On January 2, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note was due and payable on March 1, 2013, is currently in default and carries a monthly interest rate of 1.87%. The note purchase agreement included the issuance of 300,000 shares of the Company’s common stock. The note is secured with 900,000 shares of the Company’s common stock owned by Jack Hanks, the Company’s President and CEO. The 300,000 shares were valued at $0.10 per share, the closing price of the Company’s common stock on January 2, 2013, and recorded as a $30,000 increase to debt discount and an increase to common stock payable.

The Company allocated the proceeds from the issuance of the notes to the warrants when applicable and to the notes based on their estimated fair market values at the date of issuance using the Black-Scholes option pricing model. The debt discount resulting from interest and the value of warrants computed at the inception of the notes payable is amortized over the term of the notes as additional interest expense. During the three months ended July 31, 2013 and 2012, debt discount amortized to interest expense totaled $140,455 and $245,824, respectively.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

Preferred Stock – Mandatory Redemption Right

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

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. During the three months ended July 31, 2013 and 2012, amortization of debt discount to interest expense totaled $30,600 and $91,557, respectively. The investment is collateralized with a security interest in 2,500,000 shares of the Company’s common stock.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method. The Company recorded amortization on loan costs in the amount of $2,500 for each of the three months ended July 31, 2013 and 2012. Unpaid dividends payable on the Preferred Stock totaled $235,685 and $210,685 at July 31, 2013 and April 30, 2013, respectively.

On August 15, 2012, the Company amended the Preferred Stock agreement and lowered the conversion rate provided from $0.40 per common share to $0.20 per common share. The amendment generated a $302,694 fair value adjustment that was recorded as additional interest and increased additional paid in capital.

The Preferred Stock and related accrued dividends were subsequently transferred to a related party and converted into common shares of the Company – see Note 12.

Convertible Preferred Stock, Currently in Default

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of July 31, 2013 and April 30, 2013, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $92,868 and $75,539 as of July 31, 2013 and April 30, 2013, respectively.

The Company recorded interest expense, which includes amortization of debt discount on certain debt described above, totaling $235,067 and $294,626 for the three months ended July 31, 2013 and 2012, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Authorized Shares

Pursuant to an amendment to its articles of incorporation (Note 12), the Company increased its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares. The increase in authorized shares has been given retroactive effect in the accompanying condensed consolidated financial statements for all periods presented.

Stock Issuances

During the three months ended July 31, 2013, the Company did not issue any shares of its common or preferred stock.

Stock Options

On March 7, 2012, three directors of the Company (the "Optionees") received a total of 2,000,000 unvested stock options exercisable at $0.35 per share for common stock of the Company: after service of one year, 50% will be vested, and after service of the second year the remaining 50% will become vested; with an actual term of ten years from the date of grant. The Company did not grant any stock options during the three months ended July 31, 2013.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months ended July 31, 2013 and 2012 related to stock option grants. Unrecognized stock option expense at July 31, 2013 was $229,942.

A summary of stock option activity during the three months ended July 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2013	2,000,000	$0.35	9.83

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, July 31, 2013	2,000,000	$0.35	8.61

Warrants

The Company has issued warrants to non-employees for either debt discounts or stock-based compensation. These warrants generally vested upon grant and were valued using the Black-Scholes option pricing model. No warrants were issued during the three months ended July 31, 2013.

A summary of warrant activity during the three months ended July 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2013	32,865,345	$0.33	2.42

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, July 31, 2013	32,865,345	$0.33	2.17

Common Stock Reserved

At July 31, 2013, 49,350,984 shares of the Company’s common stock were reserved: 16,485,639 for debt conversion purposes and 32,865,345 for issuance of outstanding warrants.

NOTE 10 – NON-CONTROLLING INTERESTS

On September 23, 2010, the Company, through a reverse merger, acquired 100% of the outstanding shares of Maple Carpenter Creek Holdings, Inc., ("MCCH"), a holding Company, with an 80% interest in Maple Carpenter Creek, LLC ("MCC"), which in turn owned a 95% interest in the subsidiary, Carpenter Creek, LLC ("CC"), and a 98.12% interest in Armadillo Holdings Group Corp. ("AHGC"), which in turn owned an 80% interest in Armadillo Mining Corp. ("AMC"). The non-controlling interest of 1.88% in AHGC was acquired by MCCH on December 21, 2010 in exchange for 31,334 shares of the Company’s common stock resulting in 100% ownership of AHGC. On March 22, 2011, AHGC acquired 14.6% of AMC and on April 30, 2012, an additional 4% interest for a total of 98.6% based upon agreement with the minority interest holder to reduce their interest based upon proportionate share of additional capital contributed to AMC.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

Operating Lease Commitments

The Company acquired the Bolzer Lease pursuant to a September 23, 2010 merger. Subsequently, notice of termination on this lease effective April 26, 2010 was provided by previous management. The Company has recorded an accrued expense for the minimum lease payment of $62,541 for the January 2010 payment.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Convertible Notes Payable – Related Parties

On April 30, 2014, the Company converted a note payable to and additional advances from BNL Family Partners, a related party (see Note 4), into a single $48,130 convertible note agreement with BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

On April 30, 2014, the Company converted the notes payable and associated accrued interest to and additional advances from Delavega Trading Ltd., a related party (see Note 4), into a single $27,100 convertible note agreement with Delavega Trading Ltd. The holder may accelerate repayment of the promissory note upon the Company raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per Common Share. As the conversion option was above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

During the year ended April 30, 2014, Maple Gas Corporation, a related party owned by Mr. Jack W. Hanks, a director and officer of the Company, advanced funds or incurred expenses on behalf of the Company. On April 30, 2014, the Company entered into a $39,337 convertible note agreement with Maple Gas Corporation for the total advances to that date. The holder may accelerate repayment of the promissory note upon the Company raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per common share. As the conversion option was above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

In May 2015, these related parties agreed to forgive the above indebtedness, and the reduction of the notes payable and related accrued interest payable was recorded as a contribution to capital.

Transfer of Coal Assets

As of April 30, 2014, the Company had interests in coal prospects in Colombia, South America. As of May 18, 2015, the Board of Directors of the Company approved a transfer its coal assets in Colombia to a trust for the benefit of its existing shareholders with an effective date as of April 13, 2016. The shareholders of the Company have the same allocated share ownership interests in the trust that they had in the Company as of the effective date of the transfer, which is as of April 13, 2016. In addition, the shareholders of the Company have the same ownership interests in the Company subject to the dilution by the acquisition of Maple Structure Holdings, LLC of the purchase of the Preferred Shares and selected debt of the Company, and then the subsequent conversion of those Instruments into equity in the Company at US$0.01 per share. That conversion results in a substantial dilution of existing shareholders including majority shareholder ownership. See below for details of the dilution.

Amendment of Articles of Incorporation

As of April 6, 2016, the Company amended its articles of incorporation to change its corporate name from MMEX Mining Corporation to MMEX Resources Corporation and to increase its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares.

Transfer and Conversion of Preferred Shares

On October 7, 2015, The Company transferred 1,000,000 Preferred Shares from William D. Gross to Maple Structure Holdings, LLC, a related party controlled by Mr. Jack W. Hanks, a director and officer of the Company.

On November 10, 2015, Maple Structure Holdings converted the 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $232,837 into 123,283,700 common shares of the Company at $0.01 per share. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015.

On November 11, 2015, Maple Structure Holdings transferred a total of 70,890,440 shares to the following entities: (i) AAM Investments, LLC- 27,546,375 shares; (ii) The Maple Gas Corporation- 28,091,350 shares; and (iii) Delavega Trading LTD- 15,252,715 shares. All of the foregoing entities are related parties to the Directors of the Company.

Transfer and Conversion of Notes Payable in Default

On October 9, 2014, the convertible notes payable in default of $1,650,000, $120,000 and $180,000 (Note 7) were assigned to The Maple Gas Corporation, a related party. On May 2, 2016, The Maple Gas Corporation converted the notes into 195,000,000 common shares of the Company at $0.01 per share. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015.

The common shares were issued to the following entities: (i) Maple Structure Holdings-82,875,000 shares; (ii) The Maple Gas Corporation-44,431,151 shares; Enzamora LTD-24,124,688 shares; and BNL Family Trust-43,569,160 shares. All of the foregoing entities are related parties to the Directors of the Company.

Subsequent Financings

As the Company continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund its development costs, the Company initiated in fiscal year 2016 a private placement to qualified investors for cash and services. Through the date of the filing of this report, $122,142 cash and $60,000 in services had been received, including $52,142 cash from related parties, for a total of 15,153,824 common shares of the Company and a total of 18,039,413 warrants. The warrants entitle the investors to purchase common shares at an exercise price of $0.01 per share for a 5-year period. The private placement is ongoing and only a portion of the common shares of the Company and warrants have been issued.

Other Subsequent Events

As of April 13, 2016 the Company assigned AMC to an irrevocable trust (the " MMEX Trust"), whose beneficiaries are the existing shareholders of the Company. AMC through the MMEX Trust controls the Colombia Hunza coal interest previously owned by the Company.

As of June 29, 2016, the Board of Directors executed a Board Resolution that the Directors of the Company may be two directors pursuant to the By-Laws of the Company. As of June 29, 2016, Nabil Katabi resigned as a director of the Company.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto.

Overview

As of July 31, 2013, MMEX Resources Corporation (the “Company”) had interests in coal prospects in Colombia, South America. As of May 18, 2015, the Company’s Board of Directors approved the transfer its coal assets in Colombia to a trust for the benefit of its existing shareholders. The shareholders of the Company have the same pro-rata ownership interests in the trust that they had in the Company as of the date of the transfer which is as of April 11, 2016. In addition, the shareholders of the Company have the same ownership interests in in the Company subject to the dilution by the acquisition of Maple Structured Holdings, LLC of the purchase of the preferred shares and selected debt of the Company, and then the subsequent conversion of those Instruments into equity of the Company at $0.01 per share followed by the assignment by Maple Structure Holdings, LLC of shares to related parties. That conversion resulted in a substantial dilution of existing shareholders, including majority shareholder ownership.

The Company’s Board of Directors have made the decision to focus the Company efforts into the oil, gas, refining and electric power business in the U.S. and Latin America. The principal reasons are the following:

•	The Company’s principal shareholders and directors are also principals in a privately held U.S. oil and gas company, Maple Resources Corporation based in Austin, Texas.

•	The Company’s management team has over 30 years of experience in natural resource project development and project financing in North and South America and in the U.K.

•	The Company’s directors and principal shareholders with oil, gas, refining and electric power experience will bring this expertise into the Company.

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

Results of Operations

Revenues

We have not yet begun to generate revenues.

Operating Expenses

Our selling, general and administrative expenses decreased $189,291 to $277,534 for the three months ended July 31, 2013 from $466,825 for the three months ended July 31, 2012. The decrease is due to reduced payroll and professional fees as we have focused on our new development strategy.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not material to our operations and remained fairly constant. Depreciation and administrative expenses were $1,252 and $1,240 for the three months ended July 31, 2013 and 2012, respectively.

Other Income (Expense)

Our interest expense decreased $59,559 to $235,067 for the three months ended July 31, 2013 from $294,626 for the three months ended July 31, 2012. During the three months ended July 31, 2013, we continued to increase our convertible debt; however, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized to interest expense.

We reported a loss on debt conversion of $441,960 for the three months ended July 31, 2012, but did not report either a gain or loss on debt conversion for the three months ended July 31, 2013.

We reported a loss on investment in property of $32,825 for the three months ended July 31, 2012 representing our proportionate share of losses from the Hunza lease. We recorded a full impairment of the investment in property in the fourth quarter of the fiscal year ended April 30, 2013 due to the fact that the Columbian government suspended the Hunza project’s mining permits. Therefore, no loss on investment in property was reported for the three months ended July 31, 2013.

Net Loss

As a result of the above, our net loss decreased to $513,853 for the three months ended July 31, 2013 from $1,237,476 for the three months ended July 31, 2012.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries decreased to $323 for the three months ended July 31, 2013 from $4,187 for the three months ended July 31, 2012.

Net Loss Attributable to the Company

Net loss attributable to the Company decreased to $513,530 for the three months ended July 31, 2013 from $1,233,289 for the three months ended July 31, 2012.

Liquidity and Capital Resources

Introduction

As of July 31, 2013, we had current assets of $10,148 and current liabilities of $4,966,981, resulting in a working capital deficit of $4,956,833. In addition, we had a total stockholders’ deficit of $5,151,310 at July 31, 2013.

During the three months ended July 31, 2013, because of our operating losses, we did not generate positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing.

During the three months ended July 31, 2013, financing of $22,464 was provided by short-term convertible notes payable to a related party.

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

Sources and Uses of Cash

We used net cash of $23,045 in operating activities for the three months ended July 31, 2013 as a result of our net loss attributable to the Company of $513,530 and non-controlling interest in net loss of $323, partially offset by non-cash expense totaling $176,510 and increases in accounts payable of $16,818 and accrued expenses of $297,480.

By comparison, we used net cash of $162,479 in operating activities for the three months ended July 31, 2012 as a result of our net loss attributable to the Company of $1,233,289 and non-controlling interest in net loss of $4,187, partially offset by non-cash expense totaling $735,239, a decrease in prepaid expenses of $5,994 and increases in accounts payable of $123,284 and accrued expenses of $210,480.

Net cash used in investing activities was $650 for the three months ended July 31, 2012, comprised of purchase of property and equipment. We had no net cash provided by or used in investing activities for the three months ended July 31, 2013.

We had net cash provided by financing activities of $22,464 for the three months ended July 31, 2013, comprised of proceeds from convertible notes payable – related party of $22,464. We had no net cash provided by or used in financing activities for the three months ended July 31, 2012.

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

Critical Accounting Policies

For further information on our significant accounting policies see the notes to our condensed consolidated financial statements included in this filing and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. There have been no changes to our significant accounting policies. The following describes the general application of accounting principles that impact our interim condensed consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our condensed consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of July 31, 2013, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of July 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2013, we had no unregistered sales of equity securities:

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMEX Resources Corporation

Dated: November 1, 2016	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

