Form 10-Q
period 2013-10-31
MMEX Resources Corp
filed 2016-11-15
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 15, 2016, there were 426,568,410 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED OCTOBER 31, 2013

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2013	April 30, 2013
	(Unaudited)
Assets
Current assets:
Cash	$195	$729
Deferred loan costs – short term	10,000	10,000
Total current assets	10,195	10,729
Property and equipment, net	10,189	12,692

Other assets:
Deferred loan costs – long term	13,822	18,822
Deposits	10,000	10,000

Total assets	$44,206	$52,243

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$655,881	$640,589
Accounts payable – related party	8,033	8,033
Accrued expenses	1,000,019	660,355
Accrued expenses – related party	965,492	706,004
Notes payable, currently in default	375,000	375,000
Convertible notes payable, net of discount of $11,525 and $208,250 at October 31, 2013 and April 30, 2013, respectively	2,133,475	1,936,750
Convertible notes payable – related party, net of discount of $235 and $3,674 at October 31, 2013 and April 30, 2013, respectively	81,910	23,830
Convertible preferred stock, currently in default	137,500	137,500
Total current liabilities	5,357,310	4,488,061

Long-term liabilities:
Preferred stock – mandatory redemption right, net of discount of $732,518 and $798,362 at October 31, 2013 and April 30, 2013, respectively	267,482	201,638

Total liabilities	5,624,792	4,689,699

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 1,000,000,000 shares authorized, 57,188,313 shares issued and outstanding at October 31, 2013 and April 30, 2013	57,189	57,189
Common stock payable	90,000	90,000
Additional paid-in capital	20,215,284	20,215,284
Non-controlling interest	(361,997)	(361,324)
Accumulated (deficit)	(25,581,062)	(24,638,605)
Total stockholders’ deficit	(5,580,586)	(4,637,456)

Total liabilities and stockholders’ deficit	$44,206	$52,243

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	272,810	454,391	550,344	921,217
Depreciation and amortization	1,250	1,241	2,502	2,480

Total operating expenses	274,060	455,632	552,846	923,697

Loss from operations	(274,060)	(455,632)	(552,846)	(923,697)

Other income (expense):
Interest expense	(155,216)	(469,007)	(390,283)	(763,633)
Loss on debt conversion	-	-	-	(441,960)
Loss on investment in property	-	(178,848)	-	(211,673)

Total other income (expense)	(155,216)	(647,855)	(390,283)	(1,417,266)

Loss before income taxes	(429,276)	(1,103,487)	(943,129)	(2,340,963)
Provision for income taxes	-	-	-	-

Net loss	(429,276)	(1,103,487)	(943,129)	(2,340,963)

Non-controlling interest in loss of consolidated subsidiaries	349	5,246	672	9,433

Net loss attributable to the Company	$(428,927)	$(1,098,241)	$(942,457)	$(2,331,530)

Weighted average number of common shares outstanding – basic and diluted	57,188,313	55,049,962	57,188,313	54,388,016

Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net loss attributable to the Company	$(942,457)	$(2,331,530)
Non-controlling interest in net loss	(672)	(9,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,502	2,480
Amortization of debt discount	266,008	676,153
Amortization of deferred loan costs	5,000	5,000
Loss on debt conversion	-	441,960
Loss on investment in property	-	211,673
Common stock issued for services	-	57,000
Decrease (increase) in assets:
Prepaid expenses	-	5,994
Increase (decrease) in liabilities:
Accounts payable	15,292	227,491
Accrued expenses	599,152	383,407

Net cash used in operating activities	(55,175)	(329,805)

Cash flows from investing activities
Purchase of property and equipment	-	(650)

Net cash used in investing activities	-	(650)

Cash flows from financing activities:
Proceeds from convertible notes payable – related party	54,641	27,500
Proceeds from notes payable	-	100,000
Payments on convertible notes payable – related party	-	(10,000)
Proceeds from issuance of common stock	-	50,000

Net cash provided by financing activities	54,641	167,500

Net decrease in cash	(534)	(162,955)
Cash at the beginning of the period	729	163,673

Cash at the end of the period	$195	$718

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Stock issued for conversion of debt	$-	$985,440
Stock issued for conversion of accrued compensation	-	329,162
Stock issued for common stock payable	-	518,289
Convertible debt beneficial conversion feature	-	17,305

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2013
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

Income or Loss Per Share

Basic income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. For the three months and six months ended October 31, 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Therefore, basic loss per share is the same as diluted loss per share and the weighted average number of common shares outstanding was 57,188,313 for each of the three and six months ended October 31, 2013 and 55,049,962 and 54,388,016 for the three months and six months ended October 31, 2012, respectively.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $25,581,062 and a working capital deficit of $5,347,115 at October 31, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of October 31, 2013 and April 30, 2013, a remaining balance of $31,633 included in accrued expenses – related party remains outstanding.

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

Accrued expenses (see Note 6) to related parties totaled $965,492 and $706,004 as of October 31, 2013 and April 30, 2013, respectively.

Convertible notes payable – related party consisted of the following at:

	October 31, 2013	April 30, 2013

Note payable to a BNL Family Partners, LLC, a related party, maturing September 30, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	$27,680	$5,400

Note payable to Delavega Trading Ltd., a related party, maturing September 30, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	20,600	15,600

Note payable to Delavega Trading Ltd., a related party, maturing December 17, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	6,500	6,500

Advances from Maple Gas Corporation, a related party	27,365	-

Total	82,145	27,500

Less discount	(235)	(3,670)

Net	$81,910	$23,830

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

During the six months ended October 31, 2013, BNL Family Partners advanced the Company an additional $22,280.

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

During the six months ended October 31, 2013, Delavega Trading Ltd. advanced the Company an additional $5,000.

Maple Gas Advances

During the six months ended October 31, 2013, Maple Gas Corporation, a related party owned by Mr. Jack W. Hanks, a director and officer of the Company, advanced the Company a total of $27,365.

The debt discount resulting from interest and the value of warrants computed at the inception of the convertible notes payable – related party is amortized over the term of the notes as additional interest expense. During the three months ended October 31, 2013 and 2012, debt discount amortized to interest expense totaled $1,732 and $0, respectively. During the six months ended October 31, 2013 and 2012, debt discount amortized to interest expense totaled $3,828 and $0, respectively.

The above convertible notes payable – related party were subsequently forgiven, with the obligations contributed to capital – see Note 12.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2013	April 30, 2013

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(14,834)	(12,331)

	$10,189	$12,692

Depreciation and amortization expense totaled $1,250 and $1,241 for the three months ended October 31, 2013 and 2012, respectively, and $2,502 and $2,480 for the six months ended October 31, 2013 and 2012, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2013	April 30, 2013

Accrued payroll	$521,629	$278,923
Accrued consulting	815,681	577,983
Accrued dividend	260,685	210,685
Accrued interest	304,831	236,083
Other	62,685	62,685

	$1,965,511	$1,366,359

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	October 31, 2013	April 30, 2013

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $173,352 and $152,727 at October 31, 2013 and April 30, 2013, respectively.

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2013	April 30, 2013

Note payable to an accredited investor, maturing July 31, 2013, with interest at 10%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, secured with 2,995,000 common shares of the Company	$1,650,000	$1,650,000

Note payable to an accredited investor, maturing October 31, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	120,000	120,000

Note payable to an accredited investor, maturing February 1, 2014, with interest at 20%, convertible upon default at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	180,000	180,000

Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	120,000	120,000

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,000	75,000

Total	2,145,000	2,145,000

Less discount	(11,525)	(208,250)

Net	$2,133,475	$1,936,750

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

On February 1, 2013, the Company entered into a $150,000 convertible note agreement with an unrelated party. The note was due and payable on February 1, 2014, and carries an interest rate of 20%. The note is convertible upon default at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share. The computed interest of $30,000 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 150,000 warrants valued at $16,103 using the Black-Scholes option pricing model. The value of the warrants of $16,103 was recorded as an increase to debt discount and to additional paid-in capital. The warrants are exercisable at an exercise price of $0.20 per common share on or before three years from the repayment or conversion date. The note was subsequently transferred to a related party and converted to common shares of the Company – see Note 12.

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

The Company allocated the proceeds from the issuance of the notes to the warrants when applicable and to the notes based on their estimated fair market values at the date of issuance using the Black-Scholes option pricing model. The debt discount resulting from interest and the value of warrants computed at the inception of the notes payable is amortized over the term of the notes as additional interest expense. During the three months ended October 31, 2013 and 2012, debt discount amortized to interest expense totaled $56,269 and $129,934, respectively. During the six months ended October 31, 2013 and 2012, debt discount amortized to interest expense totaled $196,724 and $375,758, respectively.

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

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. During the three months ended October 31, 2013 and 2012, amortization of debt discount to interest expense totaled $35,245 and $135,508, respectively. During the six months ended October 31, 2013 and 2012, amortization of debt discount to interest expense totaled $65,845 and $227,065, respectively. The investment is collateralized with a security interest in 2,500,000 shares of the Company’s common stock.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method. The Company recorded amortization on loan costs in the amount of $2,500 for each of the three months ended October 31, 2013 and 2012 and $5,000 for each of the six months ended October 31, 2013 and 2012. Unpaid dividends payable on the Preferred Stock totaled $260,685 and $210,685 at October 31, 2013 and April 30, 2013, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of October 31, 2013 and April 30, 2013, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $110,196 and $75,539 as of October 31, 2013 and April 30, 2013, respectively.

The Company recorded interest expense, which includes amortization of debt discount on certain debt described above, totaling $155,216 and $469,007 for the three months ended October 31, 2013 and 2012, respectively, and totaling $390,283 and $763,633 for the six months ended October 31, 2013 and 2012, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Authorized Shares

Pursuant to an amendment to its articles of incorporation (Note 12), the Company increased its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares. The increase in authorized shares has been given retroactive effect in the accompanying condensed consolidated financial statements for all periods presented.

Stock Issuances

During the six months ended October 31, 2013, the Company did not issue any shares of its common or preferred stock.

Stock Options

On March 7, 2012, three directors of the Company (the "Optionees") received a total of 2,000,000 unvested stock options exercisable at $0.35 per share for common stock of the Company: after service of one year, 50% will be vested, and after service of the second year the remaining 50% will become vested; with an actual term of ten years from the date of grant. The Company did not grant any stock options during the six months ended October 31, 2013.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months or six months ended October 31, 2013 and 2012 related to stock option grants. Unrecognized stock option expense at October 31, 2013 was $229,942.

A summary of stock option activity during the six months ended October 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2013	2,000,000	$0.35	9.83

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, October 31, 2013	2,000,000	$0.35	8.35

Warrants

The Company has issued warrants to non-employees for either debt discounts or stock-based compensation. These warrants generally vested upon grant and were valued using the Black-Scholes option pricing model. No warrants were issued during the six months ended October 31, 2013.

A summary of warrant activity during the six months ended October 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2013	32,865,345	$0.33	2.42

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, October 31, 2013	32,865,345	$0.33	1.92

Common Stock Reserved

At October 31, 2013, 49,350,984 shares of the Company’s common stock were reserved: 16,485,639 for debt conversion purposes and 32,865,345 for issuance of outstanding warrants.

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

Subsequent Financings

As the Company continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund its development costs, the Company initiated in fiscal year 2016 a private placement to qualified investors for cash and services. Through the date of the filing of this report, $122,142 cash and $60,000 in services had been received, including $52,142 cash from related parties, for a total of 15,153,824 common shares of the Company and a total of 18,039,413 warrants. The warrants entitle the investors to purchase common shares at an exercise price of $0.01 per share for a 5-year period. The private placement is ongoing and only a portion of the common shares of the Company and warrants have been issued. On July 12, 2016, 1,096,397 shares of the Company’s common stock were issued to one of the investors.

Settlement Agreement and Stipulation

On October 28, 2016, MMEX Resources Corporation (the “Company) entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc. (“RCP”). Pursuant to the Settlement Agreement, as amended, RCP has purchased certain outstanding payables between the Company and designated vendors totaling $109,391 (the “Payables” or “Claims”) and will exchange the portion of such Payables assigned for a Settlement Amount payable in common shares of the Company.

In settlement of the Claims, the Company shall issue and deliver to RCP, in one or more tranches as necessary, shares of the Company’s common stock (“Common Stock”), subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to satisfy the Claims amount at a 50% discount to market based on the market price during the valuation period as defined in the Settlement Agreement. The Company also issued 7,000,000 shares of Common Stock as a settlement fee on October 31, 2016.

On October 28, 2016, a circuit court in Florida issued an order confirming the fairness of the terms of the Settlement Agreement within the meaning of exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933.

The Company issued the following shares of its Common Stock to RCP in settlement of Claims: 10,000,000 shares on November 3, 2016, 15,000,000 shares on November 4, 2016 and 18,000,000 shares on November 10, 2016.

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

Overview

As of October 31, 2013, MMEX Resources Corporation (the “Company”) had interests in coal prospects in Colombia, South America. As of May 18, 2015, the Company’s Board of Directors approved the transfer its coal assets in Colombia to a trust for the benefit of its existing shareholders. The shareholders of the Company have the same pro-rata ownership interests in the trust that they had in the Company as of the date of the transfer which is as of April 11, 2016. In addition, the shareholders of the Company have the same ownership interests in in the Company subject to the dilution by the acquisition of Maple Structured Holdings, LLC of the purchase of the preferred shares and selected debt of the Company, and then the subsequent conversion of those Instruments into equity of the Company at $0.01 per share followed by the assignment by Maple Structure Holdings, LLC of shares to related parties. That conversion resulted in a substantial dilution of existing shareholders, including majority shareholder ownership.

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

Operating Expenses

Our selling, general and administrative expenses decreased $181,581 to $272,810 for the three months ended October 31, 2013 from $454,391 for the three months ended October 31, 2012, and decreased $370,873 to $550,344 for the six months ended October 31, 2013 from $921,217 for the six months ended October 31, 2012. The decrease is due to reduced payroll and professional fees as we have focused on our new development strategy.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not material to our operations and remained fairly constant. Depreciation and administrative expenses were $1,250 and $1,241 for the three months ended October 31, 2013 and 2012, respectively, and $2,502 and $2,480 for the six months ended October 31, 2013 and 2012, respectively.

Other Income (Expense)

Our interest expense decreased $313,791 to $155,216 for the three months ended October 31, 2013 from $469,007 for the three months ended October 31, 2012, and decreased $373,350 to $390,283 for the six months ended October 31, 2013 from $763,633 for the six months ended October 31, 2012. During the current year, we continued to increase our convertible notes payable to related parties; however, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized to interest expense.

We reported a loss on debt conversion of $441,960 for the six months ended October 31, 2012, but did not report either a gain or loss on debt conversion for the three months or six months ended October 31, 2013.

We reported a loss on investment in property of $178,848 and $211,673 for the three months and six months ended October 31, 2012, respectively, representing our proportionate share of losses from the Hunza lease. We recorded a full impairment of the investment in property in the fourth quarter of the fiscal year ended April 30, 2013 due to the fact that the Columbian government suspended the Hunza project’s mining permits. Therefore, no loss on investment in property was reported for the three months and six months ended October 31, 2013.

Net Loss

As a result of the above, our net loss decreased to $429,276 for the three months ended October 31, 2013 from $1,103,487 for the three months ended October 31, 2012, and decreased to $943,129 for the six months ended October 31, 2013 from $2,340,963 for the six months ended October 31, 2012.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries decreased to $349 for the three months ended October 31, 2013 from $5,246 for the three months ended October 31, 2012, and decreased to $672 for the six months ended October 31, 2013 from $9,433 for the six months ended October 31, 2012.

Net Loss Attributable to the Company

Net loss attributable to the Company decreased to $428,927 for the three months ended October 31, 2013 from $1,098,241 for the three months ended October 31, 2012, and decreased to $942,457 for the six months ended October 31, 2013 from $2,331,530 for the six months ended October 31, 2012.

Liquidity and Capital Resources

Introduction

As of October 31, 2013, we had current assets of $10,195 and current liabilities of $5,357,310, resulting in a working capital deficit of $5,347,115. In addition, we had a total stockholders’ deficit of $5,580,586 at October 31, 2013.

During the six months ended October 31, 2013, because of our operating losses, we did not generate positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing.

During the six months ended October 31, 2013, financing of $54,641 was provided by short-term convertible notes payable to a related party.

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

Sources and Uses of Cash

We used net cash of $55,175 in operating activities for the six months ended October 31, 2013 as a result of our net loss attributable to the Company of $942,457 and non-controlling interest in net loss of $672, partially offset by non-cash expenses totaling $273,510 and increases in accounts payable of $15,292 and accrued expenses of $599,152.

By comparison, we used net cash of $329,805 in operating activities for the six months ended October 31, 2012 as a result of our net loss attributable to the Company of $2,331,530 and non-controlling interest in net loss of $9,433, partially offset by non-cash expenses totaling $1,394,266, a decrease in prepaid expenses of $5,994 and increases in accounts payable of $227,491 and accrued expenses of $383,407.

Net cash used in investing activities was $650 for the six months ended October 31, 2012, comprised of purchase of property and equipment. We had no net cash provided by or used in investing activities for the six months ended October 31, 2013.

We had net cash provided by financing activities of $54,641 for the six months ended October 31, 2013, comprised of proceeds from convertible notes payable – related party. Net cash provided by financing activities for the six months ended October 31, 2012 was $167,500, comprised of proceeds from convertible notes payable – related party of $27,500, proceeds from notes payable of $100,000 and proceeds from issuance of common stock of $50,000, partially offset by payments on convertible notes payable – related party of $10,000.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of October 31, 2013, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of October 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2013, we had no unregistered sales of equity securities:

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

________

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

MMEX Resources Corporation

Dated: November 15, 2016	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

