Form 10-Q
period 2014-07-31
MMEX Resources Corp
filed 2016-12-05
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 5, 2016, there were 502,528,410 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2014

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2014	April 30, 2014
	(Unaudited)
Assets

Current assets:
Cash	$141	$434
Deferred loan costs – short term	10,000	10,000
Total current assets	10,141	10,434

Property and equipment, net	6,087	7,338

Other assets:
Deferred loan costs – long term	6,322	8,822
Deposits	10,000	10,000

Total assets	$32,550	$36,594

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$659,027	$657,426
Accounts payable – related party	8,033	8,033
Accrued expenses	1,439,438	1,396,206
Accrued expenses – related party	1,365,879	1,159,607
Notes payable, currently in default	375,000	375,000
Convertible notes payable, net of discount of $0 and $0 at July 31, 2014 and April 30, 2014, respectively, currently in default	2,145,001	2,145,001
Convertible notes payable – related party, net of discount of $101 and $0 at July 31, 2014 and April 30, 2014, respectively, currently in default	129,866	119,967
Convertible preferred stock, currently in default	137,500	137,500
Preferred stock – mandatory redemption right, net of discount of $591,324 and $645,172 at July 31, 2014 and April 30, 2014, respectively	408,676	354,828
Total current liabilities	6,668,420	6,353,569

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 3,000,000,000 shares authorized, 57,188,313 shares issued and outstanding at July 31, 2014 and April 30, 2014	57,189	57,189
Common stock payable	90,000	90,000
Additional paid-in capital	20,215,398	20,215,284
Non-controlling interest	(368,431)	(368,178)
Accumulated (deficit)	(26,630,026)	(26,311,270)
Total stockholders’ deficit	(6,635,870)	(6,316,975)

Total liabilities and stockholders’ deficit	$32,550	$36,594

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2014	2013

Revenues	$-	$-

Operating expenses:
Selling, general and administrative expenses	195,228	277,534
Depreciation and amortization	1,251	1,252

Total operating expenses	196,479	278,786

Loss from operations	(196,479)	(278,786)

Other (expense):
Interest expense	(122,530)	(235,067)

Total other (expense)	(122,530)	(235,067)

Loss before income taxes	(319,009)	(513,853)
Provision for income taxes	-	-

Net loss	(319,009)	(513,853)

Non-controlling interest in loss of consolidated subsidiaries	253	323

Net loss attributable to the Company	$(318,756)	$(513,530)

Weighted average number of common shares outstanding – basic and diluted	57,188,313	57,188,313

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss attributable to the Company	$(318,756)	$(513,530)
Non-controlling interest in net loss	(253)	(323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,251	1,252
Amortization of debt discount	53,861	172,758
Amortization of deferred loan costs	2,500	2,500
Increase in liabilities:
Accounts payable	1,601	16,818
Accrued expenses	249,503	297,480

Net cash used in operating activities	(10,293)	(23,045)

Cash flows from investing activities
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable – related party	10,000	22,464

Net cash provided by financing activities	10,000	22,464

Net decrease in cash	(293)	(581)
Cash at the beginning of the period	434	729

Cash at the end of the period	$141	$148

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Convertible debt beneficial conversion feature	$114	$-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2014
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2014 filed with the SEC on April 15, 2016.

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

Income or Loss Per Share

Basic income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. For the three months ended July 31, 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Therefore, basic loss per share is the same as diluted loss per share and the weighted average number of common shares outstanding was 57,188,313 for each of the three-month periods ended July 31, 2014 and 2013.

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

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control.” This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $26,630,026 and a total stockholders’ deficit of $6,635,870 at July 31, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of July 31, 2014 and April 30, 2014, a remaining balance of $31,633 included in accrued expenses – related party remains outstanding.

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

Accrued expenses (see Note 6) to related parties totaled $1,365,879 and $1,159,607 as of July 31, 2014 and April 30, 2014, respectively.

Convertible notes payable – related party, currently in default, consisted of the following at:

	July 31, 2014	April 30, 2014

Note payable to BNL Family Partners, LLC, a related party, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	$53,530	$53,530
Note payable to BNL Family Partners, LLC, a related party, maturing June 30, 2015, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	10,000	-
Note payable to Delavega Trading Ltd., a related party, maturing June 20, 2015, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.25 per share	27,100	27,100
Note payable to Maple Gas Corporation, a related party, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	39,337	39,337

Total	129,967	119,967

Less discount	(101)	-

Net	$129,866	$119,967

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

On April 30, 2014, the Company converted the note payable described above and additional advances from BNL Family Partners into a single $48,130 convertible note agreement with BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

On June 20, 2014, the Company entered into a $10,000 convertible note agreement with BNL Family Partners. The note carries a 15% interest rate until maturity on June 20, 2015 and is convertible into common shares at the holder's option at $0.025 per common share. The Company issued 10,000 warrants valued at $114 using the Black-Scholes option pricing model. The value of the warrants of $114 was recorded as an increase to debt discount and to additional paid-in capital. The warrants are exercisable at an exercise price of $0.05 per common share until June 30, 2017.

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

On April 30, 2014, the Company converted the notes payable described above and associated accrued interest to and additional advances from Delavega Trading Ltd. into a single $27,100 convertible note agreement with Delavega Trading Ltd. The holder may accelerate repayment of the promissory note upon the Company raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per Common Share. As the conversion option was above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Maple Gas Advances

During the year ended April 30, 2014, Maple Gas Corporation, a related party owned by Mr. Jack W. Hanks, a director and officer of the Company, advanced funds or incurred expenses on behalf of the Company. On April 30, 2014, the Company entered into a $39,337 convertible note agreement with Maple Gas Corporation for the total advances to that date. The note carries a 15% interest rate. The holder may accelerate repayment of the promissory note upon the Company raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per common share. As the conversion option was above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

The debt discount resulting from interest and the value of warrants computed at the inception of the convertible notes payable – related party is amortized over the term of the notes as additional interest expense. During the three months ended July 31, 2014 and 2013, debt discount amortized to interest expense totaled $13 and $0, respectively. As of July 31, 2014, the debt discount had a balance of $101.

The above convertible notes payable – related party were subsequently forgiven, with the obligations contributed to capital – see Note 12.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2014	April 30, 2014

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(18,936)	(17,685)

	$6,087	$7,338

Depreciation and amortization expense totaled $1,251 and $1,252 for the three months ended July 31, 2014 and 2013, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2014	April 30, 2014

Accrued payroll	$848,059	$725,817
Accrued consulting	1,171,835	1,083,616
Accrued dividend	335,685	310,685
Accrued interest	387,197	373,154
Other	62,541	62,541

	$2,805,317	$2,555,813

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	July 31, 2014	April 30, 2014

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $204,290 and $193,977 at July 31, 2014 and April 30, 2014, respectively.

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2014	April 30, 2014

Note payable to an accredited investor, maturing July 31, 2013, with interest at 10%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, secured with 2,995,000 common shares of the Company	$1,650,000	$1,650,000
Note payable to an accredited investor, maturing October 31, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	120,000	120,000
Note payable to an accredited investor, maturing February 1, 2014, with interest at 20%, convertible upon default at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	180,000	180,000
Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	120,000	120,000
Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

Total	2,145,001	2,145,001

Less discount	-	-

Net	$2,145,001	$2,145,001

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

The Company allocated the proceeds from the issuance of the notes to the warrants when applicable and to the notes based on their estimated fair market values at the date of issuance using the Black-Scholes option pricing model. The debt discount resulting from interest and the value of warrants computed at the inception of the notes payable is amortized over the term of the notes as additional interest expense and was fully amortized as of April 30, 2014.

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

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. During the three months ended July 31, 2014 and 2013, amortization of debt discount to interest expense totaled $53,848 and $30,600, respectively. The investment is collateralized with a security interest in 2,500,000 shares of the Company’s common stock.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method. The Company recorded amortization on loan costs in the amount of $2,500 for each of the three months ended July 31, 2014 and 2013. Unpaid dividends payable on the Preferred Stock totaled $335,685 and $310,685 at July 31, 2014 and April 30, 2014, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of July 31, 2014 and April 30, 2014, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $161,477 and $144,289 as of July 31, 2014 and April 30, 2014, respectively.

The Company recorded interest expense, which includes amortization of debt discount on certain debt described above, totaling $122,530 and $235,067 for the three months ended July 31, 2014 and 2013, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Authorized Shares

Pursuant to amendments to its articles of incorporation (Note 12), the Company increased its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares and subsequently increased its authorized common shares to 3,000,000,000 shares. The increase in authorized shares has been given retroactive effect in the accompanying condensed consolidated financial statements for all periods presented.

Stock Issuances

During the three months ended July 31, 2014, the Company did not issue any shares of its common or preferred stock.

Stock Options

On March 7, 2012, three directors of the Company (the "Optionees") received a total of 2,000,000 unvested stock options exercisable at $0.35 per share for common stock of the Company: after service of one year, 50% will be vested, and after service of the second year the remaining 50% will become vested; with an actual term of ten years from the date of grant. The Company did not grant any stock options during the three months ended July 31, 2014.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months ended July 31, 2014 and 2013 related to stock option grants. There was no unrecognized stock option expense at July 31, 2014.

A summary of stock option activity during the three months ended July 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2014	2,000,000	$0.35	8.83

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, July 31, 2014	2,000,000	$0.35	8.58

Warrants

The Company has issued warrants to non-employees for either debt discounts or stock-based compensation. These warrants generally vested upon grant and were valued using the Black-Scholes option pricing model. During the quarter ended July 31, 2014, the Company issued warrants to purchase 10,000 shares of common stock to a related party lender.

A summary of warrant activity during the three months ended July 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2014	32,865,345	$0.33	1.42

Granted	10,000	$0.05
Canceled / Expired	-	-
Exercised	-	-

Outstanding, July 31, 2014	32,875,345	$0.33	1.17

Common Stock Reserved

At July 31, 2014, 49,350,984 shares of the Company’s common stock were reserved: 16,485,639 for debt conversion purposes and 32,875,345 for issuance of outstanding warrants.

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

Convertible Notes Payable – Related Parties

In May 2015, BNL Family Partners, Delavega Trading Ltd. and Maple Gas Corporation, related parties (see Note 4) agreed to forgive certain indebtedness. The reduction of the notes payable and related accrued interest payable was recorded as a contribution to capital.

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

As of November 29, 2016, the Company amended its articles of incorporation to increase its authorized common shares to 3,000,000,000 shares.

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

The Company issued the following shares of its common stock to RCP in settlement of Claims: 10,000,000 shares on November 3, 2016, 15,000,000 shares on November 4, 2016, 18,000,000 shares on November 10, 2016, 18,000,000 shares on November 16, 2016, 14,000,000 shares on November 21, 2016, 22,000,000 shares on November 28, 2016 and 22,000,000 shares on November 30, 2016.

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

Overview

As of July 31, 2014, MMEX Resources Corporation (the “Company”) had interests in coal prospects in Colombia, South America. As of May 18, 2015, the Company’s Board of Directors approved the transfer its coal assets in Colombia to a trust for the benefit of its existing shareholders. The shareholders of the Company have the same pro-rata ownership interests in the trust that they had in the Company as of the date of the transfer which is as of April 11, 2016. In addition, the shareholders of the Company have the same ownership interests in in the Company subject to the dilution by the acquisition of Maple Structured Holdings, LLC of the purchase of the preferred shares and selected debt of the Company, and then the subsequent conversion of those Instruments into equity of the Company at $0.01 per share followed by the assignment by Maple Structure Holdings, LLC of shares to related parties. That conversion resulted in a substantial dilution of existing shareholders, including majority shareholder ownership.

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

Operating Expenses

Our selling, general and administrative expenses decreased $82,306 to $195,228 for the three months ended July 31, 2014 from $277,534 for the three months ended July 31, 2013. The decrease is due to reduced payroll and professional fees as we have focused on our new development strategy.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not material to our operations and remained fairly constant. Depreciation and administrative expenses were $1,251 and $1,252 for the three months ended July 31, 2014 and 2013, respectively.

Other (Expense)

Our interest expense decreased $112,537 to $122,530 for the three months ended July 31, 2014 from $235,067 for the three months ended July 31, 2013. During the current year, we continued to increase our convertible notes payable to related parties; however, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized to interest expense.

Net Loss

As a result of the above, our net loss decreased to $319,009 for the three months ended July 31, 2014 from $513,853 for the three months ended July 31, 2013.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries decreased to $253 for the three months ended July 31, 2014 from $323 for the three months ended July 31, 2013.

Net Loss Attributable to the Company

Net loss attributable to the Company decreased to $318,756 for the three months ended July 31, 2014 from $513,530 for the three months ended July 31, 2013.

Liquidity and Capital Resources

Introduction

As of July 31, 2014, we had current assets of $10,141 and current liabilities of $6,668,420, resulting in a working capital deficit of $6,658,279. In addition, we had a total stockholders’ deficit of $6,635,870 at July 31, 2014.

During the three months ended July 31, 2014, because of our operating losses, we did not generate positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing.

During the three months ended July 31, 2014, financing of $10,000 was provided by short-term convertible notes payable to a related party.

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

Sources and Uses of Cash

We used net cash of $10,293 in operating activities for the three months ended July 31, 2014 as a result of our net loss attributable to the Company of $318,756 and non-controlling interest in net loss of $253, partially offset by non-cash expenses totaling $57,612 and increases in accounts payable of $1,601 and accrued expenses of $249,503.

By comparison, we used net cash of $23,045 in operating activities for the three months ended July 31, 2013 as a result of our net loss attributable to the Company of $513,530 and non-controlling interest in net loss of $323, partially offset by non-cash expenses totaling $176,510 and increases in accounts payable of $16,818 and accrued expenses of $297,480.

We had no net cash provided by or used in investing activities for the three months ended July 31, 2014 and 2013.

We had net cash provided by financing activities of $10,000 and $22,464 for the three months ended July 31, 2014 and 2013, respectively, comprised of proceeds from convertible notes payable – related party.

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

Critical Accounting Policies

For further information on our significant accounting policies see the notes to our condensed consolidated financial statements included in this filing and in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission. There have been no changes to our significant accounting policies. The following describes the general application of accounting principles that impact our interim condensed consolidated financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of July 31, 2014, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of July 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

During the three months ended July 31, 2014, we had no unregistered sales of equity securities:

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1*	Certificate of Amendment to the Articles of Incorporation dated November 29, 2016

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________

*	Filed herewith.

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

MMEX Resources Corporation

Dated: December 5, 2016	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer (Principal Executive Officer),
President and Chief Financial Officer (Principal Financial and Accounting Officer)

