Form 10-Q
period 2014-10-31
MMEX Resources Corp
filed 2016-12-05
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

QUARTER ENDED OCTOBER 31, 2014

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2014	April 30, 2014
	(Unaudited)
Assets
Current assets:
Cash	$141	$434
Deferred loan costs – short term	10,000	10,000
Total current assets	10,141	10,434

Property and equipment, net	4,836	7,338

Other assets:
Deferred loan costs – long term	3,822	8,822
Deposits	10,000	10,000

Total assets	$28,799	$36,594

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$660,704	$657,426
Accounts payable – related party	8,033	8,033
Accrued expenses	1,544,267	1,396,206
Accrued expenses – related party	1,515,767	1,159,608
Notes payable, currently in default	375,000	375,000
Convertible notes payable, net of discount of $0 and $0 at October 31, 2014 and April 30, 2014, respectively, currently in default	2,145,001	2,145,001
Convertible notes payable – related party, net of discount of $72 and $0 at October 31, 2014 and April 30, 2014, respectively, currently in default	129,895	119,967
Convertible preferred stock, currently in default	137,500	137,500
Preferred stock – mandatory redemption right, net of discount of $529,304 and $645,172 at October 31, 2014 and April 30, 2014, respectively	470,696	354,828
Total current liabilities	6,986,863	6,353,569

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 3,000,000,000 shares authorized, 57,188,313 shares issued and outstanding at October 31, 2014 and April 30, 2014	57,189	57,189
Common stock payable	90,000	90,000
Additional paid-in capital	20,215,398	20,215,284
Non-controlling interest	(368,685)	(368,178)
Accumulated (deficit)	(26,951,966)	(26,311,270)
Total stockholders’ deficit	(6,958,064)	(6,316,975)

Total liabilities and stockholders’ deficit	$28,799	$36,594

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	189,941	272,810	385,169	550,344
Depreciation and amortization	1,251	1,250	2,502	2,502

Total operating expenses	191,192	274,060	387,671	552,846

Loss from operations	(191,192)	(274,060)	(387,671)	(552,846)

Other (expense):
Interest expense	(131,002)	(155,216)	(253,532)	(390,283)

Total other (expense)	(131,002)	(155,216)	(253,532)	(390,283)

Loss before income taxes	(322,194)	(429,276)	(641,203)	(943,129)
Provision for income taxes	-	-	-	-

Net loss	(322,194)	(429,276)	(641,203)	(943,129)

Non-controlling interest in loss of consolidated subsidiaries	254	349	507	672

Net loss attributable to the Company	$(321,940)	$(428,927)	$(640,696)	$(942,457)

Weighted average number of common shares outstanding – basic and diluted	57,188,313	57,188,313	57,188,313	57,188,313

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss attributable to the Company	$(640,696)	$(942,457)
Non-controlling interest in net loss	(507)	(672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,502	2,502
Amortization of debt discount	115,910	266,008
Amortization of deferred loan costs	5,000	5,000
Increase in liabilities:
Accounts payable	3,278	15,292
Accrued expenses	504,220	599,152

Net cash used in operating activities	(10,293)	(55,175)

Cash flows from investing activities
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable – related party	10,000	54,641

Net cash provided by financing activities	10,000	54,641

Net decrease in cash	(293)	(534)
Cash at the beginning of the period	434	729

Cash at the end of the period	$141	$195

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Convertible debt beneficial conversion feature	$114	$-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2014
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

Income or Loss Per Share

Basic income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. For the three months and six months ended October 31, 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Therefore, basic loss per share is the same as diluted loss per share and the weighted average number of common shares outstanding was 57,188,313 for each of the three and six-month periods ended October 31, 2014 and 2013.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $26,951,966 and a total stockholders’ deficit of $6,958,064 at October 31, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of October 31, 2014 and April 30, 2014, a remaining balance of $31,633 included in accrued expenses – related party remains outstanding.

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

Accrued expenses (see Note 6) to related parties totaled $1,515,767 and $1,159,608 as of October 31, 2014 and April 30, 2014, respectively.

Convertible notes payable – related party, currently in default, consisted of the following at:

	October 31, 2014	April 30, 2014

Note payable to BNL Family Partners, LLC, a related party, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	$53,530	$53,530
Note payable to BNL Family Partners, LLC, a related party, maturing June 30, 2015, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	10,000	-
Note payable to Delavega Trading Ltd., a related party, maturing June 20, 2015, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.25 per share	27,100	27,100
Note payable to Maple Gas Corporation, a related party, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	39,337	39,337

Total	129,967	119,967

Less discount	(72)	-

Net	$129,895	$119,967

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

The debt discount resulting from interest and the value of warrants computed at the inception of the convertible notes payable – related party is amortized over the term of the notes as additional interest expense. During the three months ended October 31, 2014 and 2013, debt discount amortized to interest expense totaled $29 and $0, respectively. During the six months ended October 31, 2014 and 2013, debt discount amortized to interest expense totaled $42 and $0, respectively. As of October 31, 2014, the debt discount had a balance of $72.

The above convertible notes payable – related party were subsequently forgiven, with the obligations contributed to capital – see Note 12.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2014	April 30, 2014

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(20,187)	(17,685)

	$4,836	$7,338

Depreciation and amortization expense totaled $1,251 and $1,250 for the three months ended October 31, 2014 and 2013, respectively, and $2,502 for each of the six months ended October 31, 2014 and 2013.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2014	April 30, 2014

Accrued payroll	$973,798	$725,817
Accrued consulting	1,260,054	1,083,616
Accrued dividend	360,685	310,685
Accrued interest	402,956	373,154
Other	62,541	62,541

	$3,060,034	$2,555,813

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	October 31, 2014	April 30, 2014

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $214,602 and $193,977 at October 31, 2014 and April 30, 2014, respectively.

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2014	April 30, 2014

Note payable to an accredited investor, maturing July 31, 2013, with interest at 10%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, secured with 2,995,000 common shares of the Company	$1,650,000	$1,650,000
Note payable to an accredited investor, maturing October 31, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	120,000	120,000
Note payable to an accredited investor, maturing February 1, 2014, with interest at 20%, convertible upon default at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share	180,000	180,000
Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	120,000	120,000
Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

Total	2,145,001	2,145,001

Less discount	-	-

Net	$2,145,001	$2,145,001

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

NOTE 8 – CONVERTIBLE PREFERRED STOCK

Preferred Stock – Mandatory Redemption Right

On March 22, 2011, the Company issued 1,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) to an unrelated party in exchange for an investment of $1,000,000. The shares may be converted into the Company’s common shares at $0.40 per common share. The Preferred Stock carry a 10% cumulative dividend and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction. The Company is required to redeem the shares at a liquidation value of $1.00 per share plus any accrued and unpaid dividends. Due to the mandatory redemption feature, the Company recorded the investment as a liability under ASC Subtopic 480-10.

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and will amortize the discount through the mandatory redemption feature date of March 1, 2016. During the three months ended October 31, 2014 and 2013, amortization of debt discount to interest expense totaled $62,020 and $35,245, respectively. During the six months ended October 31, 2014 and 2013, amortization of debt discount to interest expense totaled $115,868 and $65,845, respectively. The investment is collateralized with a security interest in 2,500,000 shares of the Company’s common stock.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and will be amortized by the effective interest method. The Company recorded amortization on loan costs in the amount of $2,500 for each of the three months ended October 31, 2014 and 2013 and $5,000 for each of the six months ended October 31, 2014 and 2013, respectively. Unpaid dividends payable on the Preferred Stock totaled $360,685 and $310,685 at October 31, 2014 and April 30, 2014, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of October 31, 2014 and April 30, 2014, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $178,665 and $144,289 as of October 31, 2014 and April 30, 2014, respectively.

The Company recorded interest expense, which includes amortization of debt discount on certain debt described above, totaling $131,002 and $155,216 for the three months ended October 31, 2014 and 2013, respectively, and totaled $253,532 and $390,283 for the six months ended October 31, 2014, respectively.

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

Stock Issuances

During the six months ended October 31, 2014, the Company did not issue any shares of its common or preferred stock.

Stock Options

On March 7, 2012, three directors of the Company (the "Optionees") received a total of 2,000,000 unvested stock options exercisable at $0.35 per share for common stock of the Company: after service of one year, 50% will be vested, and after service of the second year the remaining 50% will become vested; with an actual term of ten years from the date of grant. The Company did not grant any stock options during the six months ended October 31, 2014.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months and six months ended October 31, 2014 and 2013 related to stock option grants. There was no unrecognized stock option expense at October 31, 2014.

A summary of stock option activity during the six months ended October 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2014	2,000,000	$0.35	8.83

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, October 31, 2014	2,000,000	$0.35	8.33

Warrants

The Company has issued warrants to non-employees for either debt discounts or stock-based compensation. These warrants generally vested upon grant and were valued using the Black-Scholes option pricing model. During the quarter ended July 31, 2014, the Company issued warrants to purchase 10,000 shares of common stock to a related party lender.

A summary of warrant activity during the six months ended October 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2014	32,865,345	$0.33	1.42

Granted	10,000	$0.05
Canceled / Expired	-	-
Exercised	-	-

Outstanding, October 31, 2014	32,875,345	$0.33	0.92

Common Stock Reserved

At October 31, 2014, 49,350,984 shares of the Company’s common stock were reserved: 16,485,639 for debt conversion purposes and 32,875,345 for issuance of outstanding warrants.

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

Other Subsequent Events

As of April 13, 2016, the Company assigned AMC to an irrevocable trust (the " MMEX Trust"), whose beneficiaries are the existing shareholders of the Company. AMC through the MMEX Trust controls the Colombia Hunza coal interest previously owned by the Company.

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

Overview

As of October 31, 2014, MMEX Resources Corporation (the “Company”) had interests in coal prospects in Colombia, South America. As of May 18, 2015, the Company’s Board of Directors approved the transfer its coal assets in Colombia to a trust for the benefit of its existing shareholders. The shareholders of the Company have the same pro-rata ownership interests in the trust that they had in the Company as of the date of the transfer which is as of April 11, 2016. In addition, the shareholders of the Company have the same ownership interests in in the Company subject to the dilution by the acquisition of Maple Structured Holdings, LLC of the purchase of the preferred shares and selected debt of the Company, and then the subsequent conversion of those Instruments into equity of the Company at $0.01 per share followed by the assignment by Maple Structure Holdings, LLC of shares to related parties. That conversion resulted in a substantial dilution of existing shareholders, including majority shareholder ownership.

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

Operating Expenses

Our selling, general and administrative expenses decreased $82,869 to $189,941 for the three months ended October 31, 2014 from $272,810 for the three months ended October 31, 2013, and decreased $165,175 to $385,169 for the six months ended October 31, 2014 from $550,344 for the six months ended October 31, 2013. The decrease is due to reduced payroll and professional fees as we have focused on our new development strategy.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not material to our operations and remained fairly constant. Depreciation and administrative expenses were $1,251 and $1,250 for the three months ended October 31, 2014 and 2013, respectively, and $2,502 for each of the six months ended October 31, 2014 and 2013.

Other (Expense)

Our interest expense decreased $24,214 to $131,002 for the three months ended October 31, 2014 from $155,216 for the three months ended October 31, 2013, and decreased $136,751 to $253,532 for the six months ended October 31, 2014 from $390,283 for the six months ended October 31, 2013. During the current year, we continued to increase our convertible notes payable to related parties; however, the increased interest expense attributable to the new debt was offset by decreased interest expense attributable to prior years' debt resulting from debt discount being fully amortized to interest expense.

Net Loss

As a result of the above, our net loss decreased to $322,194 for the three months ended October 31, 2014 from $429,276 for the three months ended October 31, 2013, and decreased to $641,203 for the six months ended October 31, 2014 from $943,129 for the six months ended October 31, 2013.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries decreased to $254 for the three months ended October 31, 2014 from $349 for the three months ended October 31, 2013, and decreased to $507 for the six months ended October 31, 2014 from $672 for the six months ended October 31, 2013.

Net Loss Attributable to the Company

Net loss attributable to the Company decreased to $321,940 for the three months ended October 31, 2014 from $428,927 for the three months ended October 31, 2013, and decreased to $640,696 for the six months ended October 31, 2014 from $942,457 for the six months ended October 31, 2013.

Liquidity and Capital Resources

Introduction

As of October 31, 2014, we had current assets of $10,141 and current liabilities of $6,986,863, resulting in a working capital deficit of $6,976,722. In addition, we had a total stockholders’ deficit of $6,976,722 at October 31, 2014.

During the six months ended October 31, 2014, because of our operating losses, we did not generate positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock, preferred stock, partnership capital contributions, and debt financing.

During the six months ended October 31, 2014, financing of $10,000 was provided by short-term convertible notes payable to a related party.

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

Sources and Uses of Cash

We used net cash of $10,293 in operating activities for the six months ended October 31, 2014 as a result of our net loss attributable to the Company of $640,696 and non-controlling interest in net loss of $507, partially offset by non-cash expenses totaling $123,412 and increases in accounts payable of $3,278 and accrued expenses of $504,220.

By comparison, we used net cash of $55,175 in operating activities for the six months ended October 31, 2013 as a result of our net loss attributable to the Company of $942,457 and non-controlling interest in net loss of $672, partially offset by non-cash expenses totaling $273,510 and increases in accounts payable of $15,292 and accrued expenses of $599,152.

We had no net cash provided by or used in investing activities for the six months ended October 31, 2014 and 2013.

We had net cash provided by financing activities of $10,000 and $54,641 for the six months ended October 31, 2014 and 2013, respectively, comprised of proceeds from convertible notes payable – related party.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of October 31, 2014, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of October 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2014, we had no unregistered sales of equity securities:

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

3.1	Certificate of Amendment to the Articles of Incorporation dated November 29, 2016 (1)

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith.
(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 5, 2016.
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

