Form 10-K
period 2016-04-30
MMEX Resources Corp
filed 2017-01-13
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 333-152608

MMEX RESOURCES CORPORATION
(Exact name of registrant as specified in charter)

Nevada	26-1749145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3616 Far West Blvd. #117-321 Austin, Texas 78731	(855) 880-0400
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.02 per share) at October 31, 2015) (the second quarter end date) was approximately $893,800.

As of January 13, 2017 there were 707,216,332 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2016

PART 1

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

Company History

MMEX Resources Corporation (the Company or "MMEX") was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc., for the purpose of engaging in the production, distribution and marketing of filmed entertainment products. The Company subsequently changed its name to Quantum Information on January 15, 2008, to MGMT Energy, Inc. on February 5, 2009, to Management Energy, Inc. on May 28, 2009 and to MMEX Mining Corporation on February 22, 2011.

Through a series of mergers and acquisitions in 2009 and 2010, the Company acquired the following entities, all of which the Company maintains control through a majority ownership:

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

As of April 13, 2016, the Company assigned AMC to an irrevocable trust (the “Trust”), whose beneficiaries are the existing shareholders of MMEX. AMC through the Trust controls the Hunza coal interest previously owned by the Company.

On September 1, 2016, the Company entered into a stock assignment agreement with LatAm Services, LLC (“LatAm”) pursuant to which it assigned MCCH to LatAm. With the assignment of MCCH to LatAm, the Company has exited the Coal Project to focus on energy related projects under its new business plan.

On April 6, 2016, the Company amended its articles of incorporation to change the corporate name to MMEX Resources Corporation and to authorize the Company to issue up to 1,000,000,000 common shares and 10,000,000 preferred shares.

On December 5, 2016, the Company amended its articles of incorporation to authorize the Company to issue up to 3,000,000,000 common shares and 10,000,000 preferred shares.

Status of Previously Reported Coal Project

Hunza Project: On January 20, 2011, a subsidiary of the Company executed an exclusive option agreement to purchase a 50% interest in C.I. Hunza Coal, Ltd. (Hunza), a Colombian limited liability corporation that holds various mining concessions in the Boyacá Province of east-central Colombia. The Colombian government has suspended the Hunza Projects mining permits and the Company has written off all related assets and liabilities.

As of April 13, 2016 the Company assigned AMC to an irrevocable trust (the "Trust"), whose beneficiaries are the existing shareholders of MMEX. AMC through the Trust controls the Hunza coal interest previously owned by the Company.

On September 1, 2016, the Company entered into a stock assignment agreement with LatAm Services, LLC (“LatAm”) pursuant to which it assigned MCCH to LatAm.

With the assignment of MCCH to LatAm, the Company has exited the Coal Project to focus on energy related projects under its new business plan.

Change of the Company Business

On October 7, 2014, Mr. William D. Gross, the holder of the MMEX Preferred Shares, accrued dividends on the Preferred Shares and certain MMEX convertible notes payable (the "Instruments"), entered into an assignment agreement to assign the Instruments to Maple Project Finance, LLC ("MPF"), and in turn, on October 9, 2014, MPF assigned the Instruments to Maple Structure Holdings, LLC ("MSH"). MPF and MSH are related parties owned by Jack W. Hanks, President and CEO of the Company. On May 15, 2015 MSH notified the Company that it would convert the Instruments into common shares at a conversion rate of US$0.01 per share, or otherwise foreclose on the Instruments. The Company agreed with MSH to convert the outstanding Instruments with a total book value of $3,360,685 to a total of 318,283,699 shares of the Company’s common stock under a settlement agreement dated as of May 18, 2015 at the rate of $0.01 per share, which resulted in a loss on extinguishment of debt of $1,413,571. On May 18, 2015, the MMEX Board of Director approved these transactions. On November 10, 2015, 123,283,700 shares of common stock were issued to MSH for conversion of the MMEX Preferred Shares and on May 2, 2016, 194,999,999 shares of common stock were issued to MSH for conversion of the convertible notes payable.

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

Issuance of Common Shares and Recent Financings

As MMEX continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near-term cash flows from operations. In order to fund its development costs the Company completed a series of private placements and one transaction under Section 3 (a)(10) of the Securities Act.

(i) Qualified Investor Financing. The Company completed subscription agreements with qualified investors from July 1, 2015 to December 12, 2016 in the total amount of $178,230 in cash and services. The Company has amended previous subscription agreements with the investors entered into in July, August, September of 2015 and April of 2016, for the consideration of additional funding. In total, the investors were issued 41,784,320 common shares and warrants to purchase 2,740,993 common shares at exercise price of $0.0001 per share and 40,284,320 common shares at an exercise price of $0.01 exercisable through March 1, 2022 in exchange for the investment.

(ii) Section 3(a) (10) Financing –Unregistered Sales of Equity Securities. On October 28, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc. (“RCP”). Pursuant to the Settlement Agreement, RCP has purchased certain outstanding payables between the Company and designated vendors totaling $109,391 (the “Payables” or “Claims”) and will exchange the portion of such Payables assigned for a Settlement Amount payable in common shares of the Company. In settlement of the Claims, the Company has issued and delivered to RCP, in one or more tranches as necessary, shares of the Company’s common stock (“Common Stock”), subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to satisfy the Claims amount at a 50% discount to market based on the market price during the valuation period as defined in the Settlement Agreement. The Company also issued 7,000,000 shares of Common Stock to RCP as a settlement fee. On October 28, 2016, a circuit court in Florida issued an order confirming the fairness of the terms of the Settlement Agreement within the meaning of exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933. Through the date of filing this report, the Company’s vendors have received funding of $35,000 on October 28, 2016 and $49,782 on November 29, 2016, of which $47,650 has been repaid through the issuance of 283,000,000 shares of the Company’s common stock to RCP.

The Company has issued the following shares of its common stock:

Date	Number of Shares	Recipient	Purpose

October 10, 2015	123,283,700	Maple Structure Holdings, LLC	Conversion of Preferred Stock
May 2, 2016	194,999,999	Maple Structure Holdings, LLC	Conversion of convertible notes payable
July 12, 2016	1,096,397	Qualified investor	Private placement
October 31, 2016	7,000,000	Rockwell Capital Partners, Inc.	Settlement fee
November 3, 2016 - January 10, 2017	253,000,000	Rockwell Capital Partners, Inc.	Conversion of debt
December 12, 2016 - December 13, 2016	27,740,423	Qualified investors	Private placement
January 4, 2017	12,947,500	Qualified investors	Private placement

As of January 13, 2017, the Company had 707,216,332 common shares issued and outstanding.

Employees

As of April 30, 2016, we had no employees and our executive officer and our two directors currently do not receive compensation. We contract for all professional services when needed.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B: Unresolved Staff Comments.

None.

Item 2: Properties.

Our executive offices are located at 3616 Far West Blvd. #117-321, Austin, Texas 78731.

Item 3: Legal Proceedings.

None.

Item 4: Mine Safety Disclosures.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "MMEX". The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2016 and April 30, 2015. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended April 30, 2016
First Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.0041
Fourth Quarter	$0.0063	$0.0041

Fiscal year ended April 30, 2015
First Quarter	$0.02	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.02	$0.01

On April 29, 2016, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.0063.

The number of holders of record of the Company's common stock as of April 30, 2016 was 123 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2016.

Recent Sales of Unregistered Securities not previously reported in the Company's 10-Q

None sold during the fourth quarter ended April 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a) (d)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders (1)	5,299,192	$0.14	0
Total	5,299,192	$0.14	0

______

(1)	Consists of options to purchase 2,000,000 common shares and warrants to purchase 3,299,192 common shares.

Item 6: Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Overview

New Business Plan

The MMEX Board of Directors has made the decision to focus the Company efforts into the oil, gas, refining and electric power business in the U.S. and in Latin America. The principal reasons are the following:

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

Management Expertise in Oil, Gas, Refining and Electric Power Project Development and Project Finance Development

MMEX principals formed Maple Resources Corporation ("Maple Resources") in 1986. Maple Resources is a privately held corporation, registered in Delaware, with its principal operating offices in Austin, Texas. It is engaged in the evaluation, acquisition and development of oil & gas, refining, power generation, natural gas transmission and processing energy projects in the western United States and Latin America. Maple Resources was established in 1986 in Dallas, Texas USA. Maple Resources engaged in a number of oil and gas acquisitions and dispositions and ultimately acquired assets that included 10 gas processing plants and approximately 770 miles of natural gas gathering lines and transmission infrastructure. In 1992, Maple Resources Dallas sold substantially all of its existing US-based assets and began to pursue energy projects in Latin America. Maple Resources went to Peru in 1992 and managed its Peru business through The Maple Gas Corporation del Peru Ltd ("Maple Peru"). In 1993, Maple Peru began developing the Aguaytía Project, an integrated natural gas and electric power generation and transmission project. This US$ 273 million project involved the first commercial development of a natural gas field in Peru, as well as the construction and operation of approximately 175 miles of hydrocarbon pipelines, a gas processing plant, a fractionation facility, a 153 MW power plant and the related 392 km of electricity transmission lines. The Aguaytía Project began commercial operation in 1998. Maple Peru also acquired a 4,000 barrel per day refinery in Pucallpa along with 3 producing oil fields. In 2007, Maple Peru was registered on the London Stock Market AIM under the name of Maple Energy, plc. In October 2015, Maple Resources along with its partners took Maple Gas del Peru private with the acquisition of the company from Maple Energy, plc, the publicly listed company.

Development Strategy

The new development strategy is to focus on the acquisition, development and financing of oil, gas, refining and electric power projects in Texas, Peru and other countries in Central and Latin America.

As we continue to expand our business and implement our business strategy, our current monthly cash flow requirements will exceed our near term cash flow from operations. Our available cash resources and anticipated cash flow from operations are insufficient to satisfy our anticipated costs associated with new project development. There can be no assurance that we will be able to generate sufficient cash from operations in future periods to satisfy our capital requirements. Therefore, we will have to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. In light of the availability of this type of financing, and the lack of alternative proposals, our board of directors has determined that the continued use of our equity for these purposes may be necessary if we are to sustain operations. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. We recently completed a private placement financing with certain accredited investors, including our two executive officers and directors. However, we have no commitments for borrowings or additional sales of equity, the precise terms upon which we may be able to attract additional funding is not known at this time, and there can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

Results of Operations

We recorded a net loss of $2,523,853, or $0.02 per share, for the fiscal year ended April 30, 2016, compared to a net loss of $1,328,445, or $0.02 per share, for the fiscal year ended April 30, 2015.

Revenues

We have not yet begun to generate revenues.

Operating Expenses

Our selling, general and administrative expenses decreased $548,767 to $231,292 for the year ended April 30, 2016 from $780,059 for the year ended April 30, 2015. The decrease is due to reduced payroll and professional fees as we have focused on our new development strategy.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not currently material to our operations. Depreciation and administrative expenses were $1,947 and $5,005 for the years ended April 30, 2016 and 2015, respectively.

Other (Expense)

Our interest expense decreased $13,907 to $529,474 for the year ended April 30, 2016 from $543,381 for the year ended April 30, 2015. During the current fiscal year, we reduced our interest-bearing indebtedness; however, the decreased interest expense attributable to the debt reduction was offset by increased interest expense attributable to debt discount being amortized to interest expense.

For the year ended April 30, 2016, we reported a loss on derivative liabilities of $395,619. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

For the year ended April 30, 2016, we reported a loss on extinguishment of debt of $1,365,521 resulting primarily from the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We record the value of the shares issued at the current market price, which has been significantly higher than the conversion price per share, resulting in a loss on conversion.

Net Loss

As a result of the above, our net loss increased to $2,523,853 for the year ended April 30, 2016 from $1,328,445 for the year ended April 30, 2015.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries decreased to $1,838 for the year ended April 30, 2016 from $6,603 for the year ended April 30, 2015.

Net Loss Attributable to the Company

Net loss attributable to the Company increased to $2,522,015 for the year ended April 30, 2016 from $1,321,842 for the year ended April 30, 2015.

Liquidity and Capital Resources

Introduction

As of April 30, 2016, we had current assets of $1,030 and current liabilities of $2,803,115, resulting in a working capital deficit of $2,802,085. In addition, we had a total stockholders’ deficit of $2,801,699 at April 30, 2016.

During the year ended April 30, 2016, because of our operating losses, we did not generate positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and debt financing.

During the year ended April 30, 2016, financing of $75,000 was provided by common stock and warrant subscriptions.

We have reduced our total indebtedness from $7,666,602 at April 30, 2015 to $2,803,115 at April 30, 2016. We have improved our liquidity through the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We have also entered into settlement agreements where certain officers and directors forgave accounts payable, accrued expenses and notes payable and contributed the amounts to capital.

Private Placement

In fiscal year 2016, we initiated a private placement of common stock and warrants to qualified investors for cash and services. Through the date of the filing of this report, $118,230 cash and $60,000 in services had been received, including $49,200 cash from related parties, for a total of 41,784,320 common shares of the Company and a total of 43,025,313 warrants. The warrants entitle the investors to purchase common shares at exercise prices of $0.0001 and $0.01 per share through March 1, 2022. Of the common shares issued, 1,096,397 shares were issued in July 2016, 27,740,123 shares were issued in December 2016 and 12,947,500 shares were issued in January 2017.

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

Through the date of filing of this report, the Company’s creditors have received a total of $84,782 and the Company has repaid $47,650 through the issuance of the following shares of its common stock to RCP: 10,000,000 shares on November 3, 2016, 15,000,000 shares on November 4, 2016, 18,000,000 shares on November 10, 2016, 18,000,000 shares on November 16, 2016, 14,000,000 shares on November 21, 2016, 22,000,000 shares on November 28, 2016, 22,000,000 shares on November 30, 2016, 25,000,000 shares on December 5, 2016, 25,000,000 shares on December 7, 2016, 27,000,000 shares on January 4, 2017, 28,000,000 shares on January 6, 2017, 29,000,000 shares on January 10, 2017 and 30,000,000 shares on January 11, 2017.

Future Financing Needs

As we attempt to expand exploration activities and develop our international operations, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings, preferred stock offerings, and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We recently completed a private placement We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require commencement of operations to generate revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Sources and Uses of Cash

We used net cash of $74,111 in operating activities for the year ended April 30, 2016 as a result of our net loss attributable to the Company of $2,522,015, non-controlling interest in net loss of $1,838 and decrease in accounts payable of $12,985, partially offset by non-cash expenses totaling $2,161,341, decrease in deposits of $10,000 and increases in accrued expenses of $291,386.

By comparison, we used net cash of $10,293 in operating activities for the year ended April 30, 2015 as a result of our net loss attributable to the Company of $1,321,842 and non-controlling interest in net loss of $6,603, partially offset by non-cash expenses totaling $284,673 and decreases in accounts payable of $12,283 and accrued expenses of $1,021,196.

We had no net cash provided by or used in investing activities for the years ended April 30, 2016 and 2015.

We had net cash provided by financing activities of $75,000 for the year ended April 30, 2016 from proceeds from common stock payable. We had net cash provided by financing activities of $10,000 for the year ended April 30, 2015 from proceeds from debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this filing. Other than accounting policies for derivatives and related fair value disclosures that were added in the current fiscal year, there have been no changes to our significant accounting policies.

Derivative liabilities

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, accounts payable, accrued expenses and notes reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy prioritized the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in markets that are not active.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows at April 30, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liability	$395,619	$-	$-	$395,619

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8: Financial Statements and Supplementary Data

The following financial statements are being filed with this report and are located immediately following the signature page.

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2016 and 2015
Consolidated Statements of Operations for the years ended April 30, 2016 and 2015
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended April 30, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended April 30, 2016 and 2015
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T): Controls and Procedures

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

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of April 30, 2016, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2017.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two (2) people. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	70	Director, Chief Executive Office, President and Chief Financial Officer	2010

Bruce N. Lemons	62	Director	2010

____________________

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

We are not aware of any "family relationships" (as defined in Item 401(c) of Regulation S-B promulgated by the SEC) among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

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

Code of Ethics

The Board of Directors adopted a code of business ethics on July 3, 2012, that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, by writing or telephoning the Company at 3616 Far West Blvd. #117-321, Austin, Texas 78731, 855-880-0400, Attn: Secretary.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the fiscal year ended April 30, 2016, no director expenses were incurred.

The following table reflects all option awards outstanding at April 30, 2016 to our non-executive directors:

Name (a)	Number of Securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option Awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price (#) (d)	Option expiration date (f)

Bruce N. Lemons	500,000	0	0	$0.35	March 7, 2022

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary (2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)(2)	2015	$360,000	$-	$-	$-	$-	$-	$360,000

______

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

(2)	The 2015 amount was accrued pursuant to an employment agreement, but not paid. Effective May 1, 2015, the employment agreement with Mr. Hanks was terminated and all accrued compensation due Mr. Hanks was forgiven and contributed to capital.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock awards other than stock options. The following table reflects all option awards outstanding at April 30, 2016 to our executive officers:

Name (a)	Number of Securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option Awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price (#) (d)	Option expiration date (f)

Jack W. Hanks	1,000,000	0	0	$0.35	March 7, 2022

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 6, 2017, the name and number of shares of the Company's common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership (1)
Name	Shares	Percentage Ownership (2)

Jack W. Hanks (3)	294,174,322	44.02%
Bruce N. Lemons (4)	100,410,106	15.21%

All directors and officers as a group (two persons)	394,584,428	58.01%

_____________________

(1)

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

(2)

Based on 648,216,332 shares outstanding on January 6, 2017 and 31,926,746 of shares of common stock subject to options and warrants by Beneficial Owners. Shares of common stock subject to options and warrants that are exercisable within 60 days of January 6, 2017, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)

Includes 135,268,260 shares owned by Maple Structure Holdings, LLC, 97,237,073 shares owned by The Maple Gas Corporation and 41,674,291 shares owned by Enzamora LTD, for which Mr. Hanks has sole voting and investment power. It also includes 1,000,000 shares issuable upon options held by Mr. Hanks and 18,994,698 shares issuable upon exercise of warrants held by The Maple Gas Corporation for which Mr. Hanks has sole voting and investment power.

(4)

Includes 55,741,208 shares held by BNL Family Trust and 32,736,850 shares held by AAM Investments, LLC, both entities which are owned principally by trusts for the benefit of Mr. Lemons and his family. It also includes 500,000 shares issuable upon options held by Mr. Lemons and 11,432,048 shares issuable upon exercise of warrants held by BNL Family Trust, for which Mr. Lemons currently is the sole beneficiary.

Item 13. Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

On May 18, 2015, Jack W. Hanks, Bruce N. Lemons and Nabil Katabi, the three directors of the Company and certain companies under their control, entered an agreement to forgive the following indebtedness from the Company totaling $2,212,721 as of April 30, 2015 and contribute the amounts to capital.

	Accounts Payable	Accounts Payable – Related Party	Accrued Expenses	Notes Payable
Hanks:
Accrued compensation	$-	$-	$883,584	$-
Accounts payable	-	8,033	-	-
Notes payable	-	-	-	39,337
Accrued interest payable	-	-	5,901	-
Lemons:
Accrued consulting fees	-	-	791,315
Notes payable	-	-	-	63,530
Accrued interest payable	-	-	9,320	-
Katabi:
Accounts payable	5,536	-	-	-
Accrued consulting fees	-	-	375,000	-
Notes payable	-	-	-	27,100
Accrued interest payable	-	-	4,065	-

Total	$5,536	$8,033	$2,069,185	$129,967

On September 4, 2010, MCCH entered an employment agreement with the Company's CEO, Jack W. Hanks, for a two-year term, automatically renewable for one-year terms thereafter, at an annual compensation of $300,000 per year. The agreement was cancelled effective May 1, 2015.

On September 4, 2010, MCCH entered a consulting agreement with Bruce N. Lemons, one of the Company's two directors, for a two-year term, automatically renewable for one-year terms thereafter, at an annual compensation of $170,000 per year. The agreement was cancelled effective May 1, 2015.

Accrued expenses to related parties totaled $64,420 and $2,389,957 as of April 30, 2016 and 2015, respectively.

The convertible notes payable – related party that were forgiven and contributed to capital consisted of the following at April 30, 2015:

Note payable to a BNL Family Partners, Ltd., partially owned by Bruce N. Lemons, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share

$ 53,530

Note payable to a BNL Family Partners, Ltd., partially owned by Bruce N. Lemons, maturing June 30, 2015, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	10,000

Note payable to Delavega Trading Ltd., controlled by Nabil Katabi, maturing June 20, 2015, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.25 per share	27,100

Note payable to The Maple Gas Corporation, owned by Jack W. Hanks, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	39,337

Total	$129,967

BNL Family Partners Convertible Notes

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, Ltd., a related party. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The note carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per share. The holder may accelerate repayment of the promissory notes upon the Company raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 4,500 warrants valued at $800 using the Black-Scholes option pricing model. The value of the warrants of $800 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.30 per common share until September 15, 2015.

Subsequently, the Company converted the note payable described above and additional advances from BNL Family Partners into a single $53,530 convertible note agreement with BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

On June 20, 2014, the Company entered into a $10,000 convertible note agreement with BNL Family Partners. The note carries a 15% interest rate until maturity on June 20, 2015 and is convertible into common shares at the holder's option at $0.025 per common share. The Company issued 10,000 warrants valued at $114 using the Black-Scholes option pricing model. The value of the warrants of $114 was recorded as an increase to debt discount and to additional paid-in capital. During the years ended April 30, 2016 and 2015, $17 and $97 was amortized into interest expense from the debt discount. The warrants are exercisable at an exercise price of $0.05 per common share until June 30, 2017.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., a related party. Mr. Nabil Katabi, a former director of the Company, is a control person of Delavega Trading Ltd. The note carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 13,000 warrants valued at $1,292 using the Black-Scholes option pricing model. The value of the warrants of $1,292 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.30 per common share until August 1, 2015.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd. The note carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 6,500 warrants valued at $549 using the Black-Scholes option pricing model. The value of the warrants of $549 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.30 per common share until December 17, 2015.

Subsequently, the Company converted the notes payable described above and associated accrued interest and additional advances from Delavega Trading Ltd. into a single $27,100 convertible note agreement with Delavega Trading Ltd. The holder may accelerate repayment of the promissory note upon the Company raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per Common Share. As the conversion option was above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Maple Gas Convertible Notes

During the year ended April 30, 2014, The Maple Gas Corporation, a related party owned by Mr. Jack W. Hanks, a director and officer of the Company, advanced funds or incurred expenses on behalf of the Company. On April 30, 2014, the Company entered into a $39,337 convertible note agreement with Maple Gas Corporation for the total advances to that date. The note carries a 15% interest rate. The holder may accelerate repayment of the promissory note upon the Company raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per common share. As the conversion option was above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

On October 9, 2014, convertible notes payable in default to an accredited investor of $1,650,000, $120,000 and $180,000 were assigned to The Maple Gas Corporation. On May 8, 2015, The Maple Gas Corporation converted the notes into 194,999,999 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $975,000. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015. The shares were issued subsequent to April 30, 2016. At April 30, 2016, common stock payable included an obligation of $2,925,000 for the issuance of the shares.

Transfer and Conversion of Preferred Stock

On October 7, 2014, The Company transferred 1,000,000 Preferred Shares from an unrelated party to Maple Structure Holdings, LLC, a related party.

On May 18, 2015, Maple Structure Holdings converted the 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $232,837 into 123,283,700 common shares of the Company at $0.01 per share. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015.

See Item 10 above for information concerning director independence.

Item 14: Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2016 and 2015:

	2016	2015

Audit Fees (a)	$22,500	$20,000

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

_______

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2016, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

Item 15: Exhibits

(a) (3) Exhibits

No	Description

2.1	Agreement and Plan of Merger, dated September 21, 2010 (2)
3.1	Articles of Incorporation (3)
3.2	Certificate of Amendment to the Articles of Incorporation dated February 5, 2009 (4)
3.3	Certificate of Amendment to the Articles of Incorporation dated May 28, 2009 (5)
3.4	Certificate of Amendment to the Articles of Incorporation dated June 3, 2010 (6)
3.5	Certificate of Amendment to the Articles of Incorporation dated February 18, 2011 (8)
3.6	Certificate of Amendment to the Articles of Incorporation dated March 22, 2011 (8)
3.7	Amended and Restated By-Laws of the Registrant (7)
3.8	Certificate of Amendment to the Articles of Incorporation dated April 16, 2012 (9)
3.9	Certificate of Amendment to the Articles of Incorporation dated December 5, 2016 (1)
4.1	Statement of Designation of Series A Preferred Stock of the Registrant (7)
4.2	Form of warrant to purchase Common Stock of the Registrant (8)
10.1	2012 Equity Compensation Plan (9)
21	Subsidiaries of the Registrant (9)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). (1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_____________

(1)	Filed herewith
(2)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on September 29, 2010.
(3)	Incorporated herein by reference to the registrant's Registration Statement on Form S-1filed with the SEC on July 29, 2008.
(4)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on March 3, 2009.
(5)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on May 29, 2009.
(6)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on June 7, 2010.
(7)	Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the SEC on March 28, 2011.
(8)	Incorporated herein by reference to the registrant's Current Report on Form 10-K filed with the SEC on August 11, 2011.
(9)	Incorporated herein by reference to the registrant's Current Report on Form 10-K filed with the SEC on August 13, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: January 13, 2017	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	January 13, 2017
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	January 13, 2017
Bruce N. Lemons

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MMEX Resources Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the "Company") as of April 30, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit and members’ interests and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MMEX Resources Corporation as of April 30, 2016 and 2015 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 13, 2017

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30, 2016	April 30, 2015

Assets

Current assets:
Cash	$1,030	$141
Deferred loan costs – short term	-	8,822

Total current assets	1,030	8,963

Property and equipment, net	386	2,333

Other assets:
Deposits	-	10,000

Total assets	$1,416	$21,296

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$651,189	$669,709
Accounts payable – related party	-	8,033
Accrued expenses	984,387	1,187,052
Accrued expenses – related party	64,420	2,389,957
Notes payable, currently in default	375,000	375,000
Convertible notes payable, net of discount of $0 and $0 at April 30, 2016 and 2015, respectively, currently in default	195,001	2,145,001
Convertible preferred stock, currently in default	137,500	137,500
Derivative liabilities	395,619	-
Convertible notes payable – related party, net of discount of $0 and $17 at April 30, 2016 and 2015, respectively	-	129,950
Preferred stock – mandatory redemption right, net of discount of $0 and $375,600 at April 30, 2016 and 2015, respectively	-	624,400

Total current liabilities	2,803,115	7,666,602

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 3,000,000,000 shares authorized, 180,432,013 and 57,188,313 shares issued and outstanding at April 30, 2016 and 2015, respectively	180,434	57,189
Common stock payable	3,395,483	90,000
Additional paid-in capital	24,154,130	20,215,398
Non-controlling interest	(376,619)	(374,781)
Accumulated (deficit)	(30,155,127)	(27,633,112)

Total stockholders’ deficit	(2,801,699)	(7,645,306)

Total liabilities and stockholders’ deficit	$1,416	$21,296

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2016	2015

Revenues	$-	$-

Operating expenses:
General and administrative expenses	231,292	780,059
Depreciation and amortization	1,947	5,005

Total operating expenses	233,239	785,064

Loss from operations	(233,239)	(785,064)

Other income (expense):
Interest expense	(529,474)	(543,381)
Loss on derivative liabilities	(395,619)	-
Loss on extinguishment of debt	(1,365,521)	-

Total other (expense)	(2,290,614)	(543,381)

Loss before income taxes	(2,523,853)	(1,328,445)
Provision for income taxes	-	-

Net loss	(2,523,853)	(1,328,445)

Non-controlling interest in loss of consolidated subsidiaries	1,838	6,603

Net loss attributable to the Company	$(2,522,015)	$(1,321,842)

Weighted average number of common shares outstanding – basic and diluted	115,253,619	57,188,313

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit and Members’ Interests

Years Ended April 30, 2016 and 2015

	Common Stock		Common Stock	Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Payable	Capital	Interest	Deficit	Total

Balance, April 30, 2014	57,188,313	$57,189	$90,000	$20,215,284	$(368,178)	$(26,311,270)	$(6,316,975)
Beneficial conversion feature on convertible note	-	-	-	114	-	-	114
Net loss	-	-	-	-	(6,603)	(1,321,842)	(1,328,445)

Balance, April 30, 2015	57,188,313	57,189	90,000	20,215,398	(374,781)	(27,633,112)	(7,645,306)

Adjustment to shares	(40,000)	(39)	-	39	-	-	-
Related party debt forgiven and contributed to capital	-	-	-	2,212,721	-	-	2,212,721
Shares issued to related party for conversion of preferred stock and accrued dividends	123,283,700	123,284	-	1,725,972	-	-	1,849,256
Conversion of related party convertible notes payable to common stock payable	-	-	2,925,000	-	-	-	2,925,000
Cash for common stock payable	-	-	75,000	-	-	-	75,000
Services for common stock payable	-	-	13,815	-	-	-	13,815
Conversion of accrued expenses to common stock payable	-	-	291,668	-	-	-	291,668
Net loss	-	-	-	-	(1,838)	(2,522,015)	(2,523,853)

Balance, April 30, 2016	180,432,013	$180,434	$3,395,483	$24,154,130	$(376,619)	$(30,155,127)	$(2,801,699)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2016	2015
Cash flows from operating activities
Net loss attributable to the Company	$(2,522,015)	$(1,321,842)
Non-controlling interest in net loss	(1,838)	(6,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,947	5,005
Amortization of debt discount	375,617	269,668
Amortization of deferred loan costs	8,822	10,000
Loss on derivative liabilities	395,619	-
Common stock payable for services	13,815	-
Loss on extinguishment of debt	1,365,521	-
Decrease in deposits	10,000	-
Increase (decrease) in:
Accounts payable	(12,985)	12,283
Accrued expenses	291,386	1,021,196

Net cash used in operating activities	(74,111)	(10,293)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock payable	75,000	-
Proceeds from debt	-	10,000

Net cash provided by financing activities	75,000	10,000

Net increase (decrease) in cash	889	(293)

Cash, beginning of year	141	434

Cash, end of year	$1,030	$141

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	-	-
Debt discount on issuance of warrants	-	114
Adjustment to common stock and additional paid-in capital	(39)	-
Accrued expenses contributed to capital	2,340,844	-
Common shares issued for preferred stock and accrued dividends	(1,410,685)	-
Notes payable converted to common stock payable	1,950,000	-
Notes payable – related party contributed to capital	149,253	-
Accrued expenses converted to common stock payable	14,292	-

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2016 and 2015

NOTE 1 – BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

MMEX Resources Corporation (the “Company” or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc. On April 6, 2016, the Company amended its articles of incorporation to change its name to MMEX Resources Corporation and to authorize the Company to issue up to 1,000,000,000 common shares and 10,000,000 preferred shares. Subsequently, the Company amended its articles of incorporation to increase its authorized common shares to 3,000,000,000 shares.

The changes in the number of authorized shares of the Company have been given retroactive effect in the accompanying consolidated financial statements. The Board of Directors of the Company has made the decision to focus efforts on the oil, gas, refining and electric power business in the United States and Latin America.

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

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

As of April 13, 2016, the Company assigned AMC to an irrevocable trust (the “Trust”), whose beneficiaries are the existing shareholders of MMEX. The accounts of AMC are included in the consolidated financial statements due to the common ownership. AMC through the Trust controls the Hunza coal interest previously owned by the Company.

All significant inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

The Company has adopted a fiscal year end of April 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its aforementioned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The ownership interests in subsidiaries that are held by owners other than the Company are recorded as non-controlling interest and reported in our consolidated balance sheets within stockholders’ deficit. Losses attributed to the non-controlling interest and to the Company are reported separately in our consolidated statements of operations.

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

Property and equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures	5 years
Machinery and equipment	5 years
Software and hardware	5 years

Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company will assess the recoverability of property and equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Derivative liabilities

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, accounts payable, accrued expenses and notes reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy prioritized the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in markets that are not active.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows at April 30, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liability	$395,619	$-	$-	$395,619

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2016 and 2015, respectively.

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

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the years ended April 30, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. For the fiscal years ended April 30, 2016 and 2015, the Company did not record any share based compensation to employees.

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

Uncertain tax positions

The Company has adopted FASB standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform with the current year presentation.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $30,155,127 and a total stockholders’ deficit of $2,801,699 at April 30, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of April 30, 2016 and 2015, a remaining balance payable of $31,633 is included in accrued expenses – related party.

On May 18, 2015, Jack W. Hanks, Bruce N. Lemons and Nabil Katabi, the three directors of the Company and certain companies under their control, entered an agreement to forgive the following indebtedness from the Company totaling $2,212,721 as of April 30, 2015 and contribute the amounts to capital.

	Accounts Payable	Accounts Payable – Related Party	Accrued Expenses	Notes Payable
Hanks:
Accrued compensation	$-	$-	$883,584	$-
Accounts payable	-	8,033	-	-
Notes payable	-	-	-	39,337
Accrued interest payable	-	-	5,901	-
Lemons:
Accrued consulting fees	-	-	791,315	-
Notes payable	-	-	-	63,530
Accrued interest payable	-	-	9,320	-
Katabi:
Accounts payable	5,536	-	-	-
Accrued consulting fees	-	-	375,000	-
Notes payable	-	-	-	27,100
Accrued interest payable	-	-	4,065	-

Total	$5,536	$8,033	$2,069,185	$129,967

On September 4, 2010, MCCH entered an employment agreement with the Company's CEO, Jack W. Hanks, for a two-year term, automatically renewable for one-year terms thereafter, at an annual compensation of $300,000 per year. The agreement was cancelled effective May 1, 2015.

On September 4, 2010, MCCH entered a consulting agreement with Bruce N. Lemons, one of the Company's two directors, for a two-year term, automatically renewable for one-year terms thereafter, at an annual compensation of $170,000 per year. The agreement was cancelled effective May 1, 2015.

Accrued expenses (see Note 6) to related parties totaled $64,420 and $2,389,957 as of April 30, 2016 and 2015, respectively.

The convertible notes payable – related party that were forgiven and contributed to capital consisted of the following at April 30, 2015:

Note payable to a BNL Family Partners, Ltd., partially owned by Bruce N. Lemons, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share

$ 53,530
Note payable to a BNL Family Partners, Ltd., partially owned by Bruce N. Lemons, maturing June 30, 2015, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	10,000
Note payable to Delavega Trading Ltd., controlled by Nabil Katabi, maturing June 20, 2015, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.25 per share	27,100
Note payable to The Maple Gas Corporation, owned by Jack W. Hanks, with interest at 15%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.025 per share	39,337

Total	$129,967

BNL Family Partners Convertible Notes

On September 15, 2012, the Corporation entered into a $4,500 convertible note agreement with BNL Family Partners, Ltd., a related party. Mr. Bruce N. Lemons, a director of the Corporation, is a partner of BNL Family Partners. The note carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per share. The holder may accelerate repayment of the promissory notes upon the Company raising additional capital of $150,000. The computed interest of $900 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 4,500 warrants valued at $800 using the Black-Scholes option pricing model. The value of the warrants of $800 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.30 per common share until September 15, 2015.

Subsequently, the Company converted the note payable described above and additional advances from BNL Family Partners into a single $53,530 convertible note agreement with BNL Family Partners. The holder may accelerate repayment of the promissory note upon the Corporation raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per Common Share. As the conversion option is above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

On June 20, 2014, the Company entered into a $10,000 convertible note agreement with BNL Family Partners. The note carries a 15% interest rate until maturity on June 20, 2015 and is convertible into common shares at the holder's option at $0.025 per common share. The Company issued 10,000 warrants valued at $114 using the Black-Scholes option pricing model. The value of the warrants of $114 was recorded as an increase to debt discount and to additional paid-in capital. During the years ended April 30, 2016 and 2015, $17 and $97 was amortized into interest expense from the debt discount. The warrants are exercisable at an exercise price of $0.05 per common share until June 30, 2017.

Delavega Trading Ltd. Convertible Notes

On August 1, 2012, the Company entered into a $13,000 convertible note agreement with Delavega Trading Ltd., a related party. Mr. Nabil Katabi, a former director of the Company, is a control person of Delavega Trading Ltd. The note carries a 20% interest rate until maturity at September 30, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per common share. The computed interest of $2,600 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 13,000 warrants valued at $1,292 using the Black-Scholes option pricing model. The value of the warrants of $1,292 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.30 per common share until August 1, 2015.

On December 17, 2012, the Company entered into a $6,500 convertible note agreement with Delavega Trading Ltd. The note carries a 20% interest rate until maturity at December 17, 2013 and is convertible into common shares of the Company at the holder's option at $0.20 per common share. The computed interest of $1,300 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 6,500 warrants valued at $549 using the Black-Scholes option pricing model. The value of the warrants of $549 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.30 per common share until December 17, 2015.

Subsequently, the Company converted the notes payable described above and associated accrued interest and additional advances from Delavega Trading Ltd. into a single $27,100 convertible note agreement with Delavega Trading Ltd. The holder may accelerate repayment of the promissory note upon the Company raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per Common Share. As the conversion option was above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

Maple Gas Convertible Notes

During the year ended April 30, 2014, The Maple Gas Corporation, a related party owned by Mr. Jack W. Hanks, a director and officer of the Company, advanced funds or incurred expenses on behalf of the Company. On April 30, 2014, the Company entered into a $39,337 convertible note agreement with Maple Gas Corporation for the total advances to that date. The note carries a 15% interest rate. The holder may accelerate repayment of the promissory note upon the Company raising additional capital of $1,000,000. The holder may also convert the note into common shares of the Company at the holder's option at $0.025 per common share. As the conversion option was above the value of the stock on the date of conversion, no beneficial conversion feature was recorded with this note.

On October 9, 2014, convertible notes payable in default to an accredited investor of $1,650,000, $120,000 and $180,000 (see Note 7) were assigned to The Maple Gas Corporation. On May 18, 2015, The Maple Gas Corporation converted the notes into 194,999,999 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $975,000. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015. The shares were issued subsequent to April 30, 2016 (see Note 14). At April 30, 2016, common stock payable included an obligation of $2,925,000 for the issuance of the shares

Transfer and Conversion of Preferred Stock

On October 7, 2014, The Company transferred 1,000,000 Preferred Shares (see Note 8) from an unrelated party to Maple Structure Holdings, LLC, a related party.

On May 18, 2015, Maple Structure Holdings converted the 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $438,571. The unamortized discount on the Preferred Shares of $375,600 was charged to interest expense. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2016	2015

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(24,637)	(22,690)

	$386	$2,333

Depreciation and amortization expense totaled $1,947 and $5,005 for the years ended April 30, 2016 and 2015, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2016	2015

Accrued payroll	$240,309	$1,184,943
Accrued consulting	75,633	1,433,616
Accrued dividend	-	410,685
Accrued interest	670,324	485,219
Other	62,541	62,541

	$1,048,807	$3,577,004

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consisted of the following at April 30:

	2016	2015

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$ 300,000	$ 300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $276,477 and $235,227 at April 30, 2016 and 2015, respectively.

Convertible notes payable, currently in default, consist of the following at April 30:

	2016	2015

Note payable to a related party, maturing July 31, 2013, with interest at 10%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, secured with 2,995,000 common shares of the Company, converted to common stock in May 2015	$-	$1,650,000

Note payable to an accredited investor, maturing October 31, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, converted to common stock in May 2015	-	120,000

Note payable to an accredited investor, maturing February 1, 2014, with interest at 20%, convertible upon default at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, converted to common stock in May 2015	-	180,000

Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	120,000	120,000

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

Total	195,001	2,145,001

Less discount	-	-

Net	$195,001	$2,145,001

Accrued interest payable on convertible notes payable, currently in default, totaled $112,058 and $77,630 at April 30, 2016 and 2015, respectively.

On April 25, 2012, four prior convertible notes payable to an accredited investor were combined into a new $1,500,000 note. The note was due and payable on July 31, 2013. The note bears interest at 10% due at maturity. The computed interest of $150,000 was added to the balance of the note and recorded as additional debt discount. The note was convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share.

On August 15, 2012, the Company entered into a $100,000 convertible note agreement with an accredited investor. The note is subject to a 20% placement fee payable to the holder irrespective of the date redeemed, matures on October 31, 2013 and is convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share. The note is currently in default. The computed interest of $20,000 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 120,000 warrants valued at $14,232 using the Black-Scholes option pricing model. The value of the warrants of $14,232 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.30 per common share until August 15, 2015.

On February 1, 2013, the Company entered into a $150,000 convertible note agreement with an unrelated party. The note was due and payable on February 1, 2014, is currently in default and carries an interest rate of 20%. The note is convertible upon default at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share. The computed interest of $30,000 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 150,000 warrants valued at $16,103 using the Black-Scholes option pricing model. The value of the warrants of $16,103 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.20 per common share on or before three years from the repayment or conversion date.

On October 9, 2014, the convertible notes payable in default of $1,650,000, $120,000 and $180,000 were assigned to The Maple Gas Corporation, a related party (see Note 4). On May 8, 2015, The Maple Gas Corporation converted the notes into 194,999,999 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $975,000.

On January 2, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note was due and payable on March 1, 2013, is currently in default and carries a monthly interest rate of 1.87%. The note purchase agreement included the issuance of 300,000 shares of the Company’s common stock. The note is secured with 900,000 shares of the Company’s common stock owned by Jack W. Hanks, the Company’s President and CEO. The 300,000 shares were valued at $0.10 per share, the closing price of the Company’s common stock on January 2, 2013, and recorded as a $30,000 increase to debt discount and an increase to common stock payable.

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

NOTE 8 – CONVERTIBLE DEBENTURES

Preferred Stock – Mandatory Redemption Right

On March 22, 2011, the Company issued 1,000,000 shares of Series A Preferred Stock (the “Preferred Stock”) to William D. Gross, an unrelated party, in exchange for an investment of $1,000,000. The shares may be converted into the Company’s common shares at $0.40 per common share. The Preferred Stock carry a 10% cumulative dividend and have a mandatory redemption feature on the earlier of March 1, 2016 or on a change of control transaction. The Company is required to redeem the shares at a liquidation value of $1.00 per share plus any accrued and unpaid dividends. Due to the mandatory redemption feature, the Company recorded the investment as a liability under ASC Subtopic 480-10.

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and has amortized the discount through the mandatory redemption feature date of March 1, 2016. During the years ended April 30, 2016 and 2015, amortization of debt discount to interest expense totaled $375,600 and $269,572, respectively. The investment is collateralized with a security interest in 2,500,000 shares of the Company’s common stock.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and have been amortized by the effective interest method. The Company recorded amortization of deferred loan costs in the amount of $8,822 and $10,000 for the years ended April 30, 2016 and 2015, respectively. Unpaid dividends payable on the Preferred Stock totaled $0 and $410,685 at April 30, 2016 and 2015, respectively.

On October 7, 2014, The Company transferred the 1,000,000 Preferred Shares from Mr. Gross to Maple Structure Holdings, LLC, a related party controlled by Mr. Jack W. Hanks, a director and officer of the Company.

On May 18, 2015, Maple Structure Holdings converted the 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $438,571. The unamortized discount on the Preferred Shares of $375,600 was charged to interest expense. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of April 30, 2016 and 2015, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $281,789 and $213,039 as of April 30, 2016 and 2015, respectively.

The Company recorded interest expense on all indebtedness, which includes amortization of debt discount on certain debt described above, totaling $213,875 and $543,381 for the years ended April 30, 2016 and 2015, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives.

During the year ended April 30, 2016, we had the following activity in our derivative liabilities:

Balance, April 30, 2015	$-
Increases in derivative value due to new issuances of notes	1,290,874
Change in fair value of derivative liabilities	(895,255)

Balance, April 30, 2016	$395,619

The Company calculated the fair value of the derivatives using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of warrants:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rates ranging from 1.03% – 2.49%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 103% to 249%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Authorized Shares

Pursuant to amendments to its articles of incorporation, the Company increased its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares and subsequently increased its authorized common shares to 3,000,000,000 shares. The increase in authorized shares has been given retroactive effect in the accompanying condensed consolidated financial statements for all periods presented.

Adjustment to Outstanding Shares

During the year ended April 30, 2016, the Company cancelled 40,000 outstanding shares of its common stock, resulting in a decrease to common stock and an increase to additional paid-in capital of $39.

Stock Issuances

During the year ended April 30, 2016, the Company issued 123,283,700 shares of its common stock to a related party pursuant to the conversion of 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share. The common shares issued were valued at $1,849,256, or $0.015 per share, the market price on the date of the conversion, resulting in a loss on extinguishment of debt of $438,571. The Company did not issue any shares of its common stock during the year ended April 30, 2015.

Common Stock Payable

On May 18, 2015, a related party converted convertible notes payable with a book value of $1,950,000 into 194,999,999 common shares of the Company at $0.01 per share. The common shares issued were valued at $0.015 per share, the market price on the date of the conversion, resulting in a loss on extinguishment of debt of $975,000. The common shares were issued subsequent to April 30, 2016, and common stock payable included $2,925,000 at April 30, 2016 related to this transaction.

During the year ended April 30, 2016, the Company completed subscription agreements for common stock and warrants with qualified investors in a private placement for cash of $75,000 and services valued at $13,815. The shares of common stock were issued subsequent to April 30, 2016, and common stock payable included $88,815 at April 30, 2016 related to this transaction. The attached warrants were identified as derivatives, resulting in derivative liabilities of $395,619 at April 30, 2016 (see Note 9).

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the year ended April 30, 2016 and 2015.

A summary of stock option activity during the years ended April 30, 2016 and 2015 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2014	2,000,000	$0.35	7.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, April 30, 2015	2,000,000	$0.35	6.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, April 30, 2016	2,000,000	$0.35	5.85

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the years ended April 30, 2016 and 2015 related to stock option grants. There was no unrecognized stock option expense at April 30, 2016.

Warrants

The Company has issued warrants to non-employees for debt discounts or other stock-based compensation. These warrants generally vest upon grant and are valued using the Black-Scholes option pricing model or multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes.

During the year ended April 30, 2016, the Company issued warrants to purchase 10,000 shares of common stock to a related party lender.

In a series of subscription agreements, during the year ended April 30, 2016, we issued 3,289,192 warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes.

A summary of warrant activity during the years ended April 30, 2016 and 2015 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2014	32,865,345	$0.33	1.42

Granted	10,000	$0.05
Canceled / Expired	-	-
Exercised	-	-

Outstanding and exercisable, April 30, 2015	32,875,345	$0.33	0.42

Granted	3,289,192	$0.01
Canceled / Expired	(32,865,345)	$0.33
Exercised	-	-

Outstanding and exercisable, April 30, 2016	3,299,192	$0.01	5.82

Common Stock Reserved

At April 30, 2016, 3,299,192 shares of the Company’s common stock were reserved for issuance of outstanding warrants.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $9,016,475 as of April 30, 2016 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $9,016,475 expire in various years through 2036. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2016	2015
Deferred tax asset:
Net operating loss carryforward	$3,155,766	$3,040,831
Valuation allowance	(3,155,766)	(3,040,831)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2016	2015

Change in net operating loss benefit	$114,935	$364,761
Change in valuation allowance	(114,935)	(364,761)

Total	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Amendment of Articles of Incorporation

As of November 29, 2016, the Company amended its articles of incorporation to increase its authorized common shares to 3,000,000,000 shares.

Conversion of Notes Payable in Default

On October 9, 2014, the convertible notes payable in default of $1,650,000, $120,000 and $180,000 (Note 7) were assigned to The Maple Gas Corporation, a related party. On May 18, 2015, The Maple Gas Corporation converted the notes into 194,999,999 common shares of the Company at $0.01 per share. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015.

On May 2, 2016, the Company issued a total of 194,999,999 shares of its common stock pursuant to the conversion of notes payable in default (see Note 7).

Private Placement

As the Company continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund its development costs, the Company initiated in fiscal year 2016 a private placement to qualified investors for cash and services. Through the date of the filing of this report, $118,230 cash and $60,000 in services had been received, including $49,200 cash from related parties, for a total of 41,784,320 common shares of the Company and a total of 43,025,313 warrants. The warrants entitle the investors to purchase common shares at exercise prices of $0.0001 and $0.01 per share through March 1, 2022. Of the common shares issued, 1,096,397 shares were issued in July 2016, 27,740,123 shares were issued in December 2016 and 12,947,500 shares were issued in January 2017.

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

The Company issued the following shares of its common stock to RCP in settlement of Claims: 10,000,000 shares on November 3, 2016, 15,000,000 shares on November 4, 2016, 18,000,000 shares on November 10, 2016, 18,000,000 shares on November 16, 2016, 14,000,000 shares on November 21, 2016, 22,000,000 shares on November 28, 2016, 22,000,000 shares on November 30, 2016, 25,000,000 shares on December 5, 2016, 25,000,000 shares on December 7, 2016, 27,000,000 shares on January 4, 2017, 28,000,000 shares on January 6, 2017, 29,000,000 shares on January 10, 2017 and 30,000,000 shares on January 11, 2017.

Other Subsequent Events

As of June 29, 2016, the Board of Directors executed a Board Resolution that the Directors of the Company may be two directors pursuant to the By-Laws of the Company. As of June 29, 2016, Nabil Katabi resigned as a director of the Company.

