Form 10-Q
period 2015-07-31
MMEX Resources Corp
filed 2017-01-30
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 30, 2017, there were 906,923,522 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2015

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2015 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2015	April 30, 2015
	(Unaudited)
Assets

Current assets:
Cash	$144	$141
Deferred loan costs – short term	-	8,822
Total current assets	144	8,963

Property and equipment, net	1,447	2,333

Other assets:
Deposits	10,000	10,000

Total assets	$11,591	$21,296

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$665,905	$669,709
Accounts payable – related party	-	8,033
Accrued expenses	1,180,422	1,187,052
Accrued expenses – related party	37,783	2,389,957
Notes payable, currently in default	375,000	375,000
Convertible notes payable, net of discount of $0 and $0 at July 31, 2015 and April 30, 2015, respectively, currently in default	195,001	2,145,001
Convertible preferred stock, currently in default	137,500	137,500
Derivative liabilities	303,830	-
Convertible notes payable – related party, net of discount of $0 and $17 at July 31, 2015 and April 30, 2015, respectively, currently in default	-	129,950
Preferred stock – mandatory redemption right, net of discount of $0 and $375,600 at July 31, 2015 and April 30, 2015, respectively	-	624,400
Total current liabilities	2,895,441	7,666,602

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 1,000,000,000 shares authorized, 57,148,313 and 57,188,313 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively	57,150	57,189
Common stock payable	4,879,256	90,000
Additional paid-in capital	22,428,158	20,215,398
Non-controlling interest	(375,244)	(374,781)
Accumulated (deficit)	(29,873,170)	(27,633,112)
Total stockholders’ deficit	(2,883,850)	(7,645,306)

Total liabilities and stockholders’ deficit	$11,591	$21,296

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
Selling, general and administrative expenses	101,344	195,228
Depreciation and amortization	886	1,251

Total operating expenses	102,230	196,479

Loss from operations	(102,230)	(196,479)

Other (expense):
Interest expense	(420,890)	(122,530)
Loss on derivative liabilities	(303,830)	-
Loss on extinguishment of debt	(1,413,571)	-

Total other (expense)	(2,138,291)	(122,530)

Loss before income taxes	(2,240,521)	(319,009)
Provision for income taxes	-	-

Net loss	(2,240,521)	(319,009)

Non-controlling interest in loss of consolidated subsidiaries	463	253

Net loss attributable to the Company	$(2,240,058)	$(318,756)

Weighted average number of common shares outstanding – basic and diluted	57,188,313	57,188,313

Net loss per common share – basic and diluted	$(0.04)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss attributable to the Company	$(2,240,058)	$(318,756)
Non-controlling interest in net loss	(463)	(253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	886	1,251
Amortization of debt discount	375,617	53,861
Amortization of deferred loan costs	8,822	2,500
Loss on derivative liabilities	303,830	-
Loss on extinguishment of debt	1,413,571	-
Increase in liabilities:
Accounts payable	1,732	1,601
Accrued expenses	121,066	249,503

Net cash used in operating activities	(14,997)	(10,293)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock payable	15,000	-
Proceeds from debt	-	10,000

Net cash provided by financing activities	15,000	10,000

Net increase (decrease) in cash	3	(293)
Cash at the beginning of the period	141	434

Cash at the end of the period	$144	$141

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Debt discount on issuance of warrants	-	114
Adjustment to common stock and additional paid-in capital	(39)	-
Accrued expenses contributed to capital	2,063,468	-
Preferred stock and accrued dividends converted to common stock payable	(1,410,685)	-
Notes payable converted to common stock payable	1,950,000	-
Notes payable – related party contributed to capital	149,253	-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2015
(Unaudited)

NOTE 1 – BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

MMEX Resources Corporation (the “Company” or “MMEX”) was formed in the State of Nevada on May 19, 2005 as Inkie Entertainment Group, Inc. Subsequently, the Company amended its articles of incorporation to change its name to MMEX Resources Corporation and to authorize the Company to issue up to 3,000,000,000 common shares and 10,000,000 preferred shares. The changes in the number of authorized shares of the Company have been given retroactive effect in the accompanying consolidated financial statements.

The Board of Directors of the Company has decided to focus efforts on the oil, gas, refining and electric power business in the United States and Latin America.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2015 filed with the SEC on July 11, 2016.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows at July 31, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$303,830	$-	$-	$303,830

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year periods presentation.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $29,873,170 and a total stockholders’ deficit of $2,883,850 at July 31, 2015, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of July 31, 2015 and April 30, 2015, a remaining balance payable of $31,633 is included in accrued expenses – related party.

On May 18, 2015, Jack W. Hanks, Bruce N. Lemons and Nabil Katabi, the then three directors of the Company and certain companies under their control, entered an agreement to forgive the following indebtedness from the Company totaling $2,212,721 as of April 30, 2015 and contribute the amounts to capital.

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

Accrued expenses (see Note 6) to related parties totaled $37,783 and $2,389,957 as of July 31, 2015 and April 30, 2015, respectively.

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

On May 18, 2015, the two BNL Family Partners notes were forgiven and contributed to capital.

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

On May 18, 2015, the Delavega Trading Ltd. note was forgiven and contributed to capital.

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

On May 18, 2015, the Maple Gas Corporation note was forgiven and contributed to capital.

On October 9, 2014, convertible notes payable in default to an accredited investor of $1,650,000, $120,000 and $180,000 (see Note 7) were assigned to The Maple Gas Corporation. On May 8, 2015, The Maple Gas Corporation converted the notes into 194,999,999 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $975,000. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015. The shares were issued subsequent to July 31, 2015 (see Note 14). At July 31, 2015, common stock payable included an obligation of $2,925,000 for the issuance of the shares

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2015	April 30, 2015

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(23,576)	(22,690)

	$1,447	$2,333

Depreciation and amortization expense totaled $886 and $1,251 for the three months ended July 31, 2015 and 2014, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2015	April 30, 2015

Accrued payroll	$301,359	$1,184,943
Accrued consulting	292,301	1,433,616
Accrued dividend	-	410,685
Accrued interest	562,004	485,224
Other	62,541	62,541

	$1,218,205	$3,577,009

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	July 31, 2015	April 30, 2015

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $245,540 and $235,227 at July 31, 2015 and April 30, 2015, respectively.

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2015	April 30, 2015

Note payable to an accredited investor, maturing July 31, 2013, with interest at 10%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, secured with 2,995,000 common shares of the Company, converted to common stock in May 2015	$-	$1,650,000
Note payable to an accredited investor, maturing October 31, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, converted to common stock in May 2015	-	120,000
Note payable to an accredited investor, maturing February 1, 2014, with interest at 20%, convertible upon default at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, converted to common stock in May 2015	-	180,000
Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	120,000	120,000
Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

Total	195,001	2,145,001

Less discount	-	-

Net	$195,001	$2,145,001

Accrued interest payable on convertible notes payable, currently in default, totaled $86,237 and $77,630 at July 31, 2015 and April 30, 2015, respectively.

On April 25, 2012, four prior convertible notes payable to an accredited investor were combined into a new $1,500,000 note. The note was due and payable on July 31, 2013. The note bore interest at 10% due at maturity. The computed interest of $150,000 was added to the balance of the note and recorded as additional debt discount. The note was convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share.

On August 15, 2012, the Company entered into a $100,000 convertible note agreement with an accredited investor. The note was subject to a 20% placement fee payable to the holder irrespective of the date redeemed, matured on October 31, 2013 and was convertible at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share. The computed interest of $20,000 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 120,000 warrants valued at $14,232 using the Black-Scholes option pricing model. The value of the warrants of $14,232 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.30 per common share until August 15, 2015.

On February 1, 2013, the Company entered into a $150,000 convertible note agreement with an unrelated party. The note was due and payable on February 1, 2014 and carried an interest rate of 20%. The note was convertible upon default at the option of the holder into shares of the Company’s common stock at a fixed conversion price of $0.20 per share. The computed interest of $30,000 was added to the balance of the note and recorded as additional debt discount. In addition, the Company issued 150,000 warrants valued at $16,103 using the Black-Scholes option pricing model. The value of the warrants of $16,103 was recorded as an increase to debt discount and to additional paid-in capital. The warrants were exercisable at an exercise price of $0.20 per common share on or before three years from the repayment or conversion date.

On October 9, 2014, the convertible notes payable in default of $1,650,000, $120,000 and $180,000 were assigned to The Maple Gas Corporation, a company owned by Jack W. Hanks, the Company’s President and CEO. On May 8, 2015, The Maple Gas Corporation converted the notes into 195,000,000 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $975,000. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015, and common stock payable at July 31, 2015 included an obligation of $2,925,000 for the issuance of the shares. See Note 13.

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

The Company allocated the proceeds from the issuance of the notes to the warrants when applicable and to the notes based on their estimated fair market values at the date of issuance using the Black-Scholes option pricing model. The debt discount resulting from interest and the value of warrants computed at the inception of the notes payable was amortized as additional interest expense over the term of the notes.

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

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and has amortized the discount through the mandatory redemption feature date of March 1, 2016. During the three months ended July 31, 2015 and 2014, amortization of debt discount to interest expense totaled $375,600 and $53,848, respectively. The investment is collateralized with a security interest in 2,500,000 shares of the Company’s common stock.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and have been amortized by the effective interest method. The Company recorded amortization of deferred loan costs in the amount of $8,822 and $2,500 for the three months ended July 31, 2015 and 2014, respectively. Unpaid dividends payable on the Preferred Stock totaled $0 and $410,685 at July 31, 2015 and April 30, 2015, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of July 31, 2015 and April 30, 2015, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $230,227 and $213,039 as of July 31, 2015 and April 30, 2015, respectively.

The Company recorded interest expense, which includes amortization of debt discount on certain debt described above, totaling $420,890 and $122,530 for the three months ended July 31, 2015 and 2014, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives.

During the three months ended July 31, 2015, we had the following activity in our derivative liabilities:

Balance, April 30, 2015	$-
Increases in derivative value due to new issuances of notes	303,833
Change in fair value of derivative liabilities	(3)

Balance, July 31, 2015	$303,830

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

Authorized Shares

Pursuant to amendments to its articles of incorporation (Note 13), the Company increased its authorized shares to 3,000,000,000 common shares and 10,000,000 preferred shares. The increase in authorized shares has been given retroactive effect in the accompanying condensed consolidated financial statements for all periods presented.

Adjustment to Outstanding Shares

During the three months ended July 31, 2015, the Company cancelled 40,000 outstanding shares of its common stock, resulting in a decrease to common stock and an increase to additional paid-in capital of $39.

Stock Issuances

During the three months ended July 31, 2015, the Company did not issue any shares of its common or preferred stock.

Common Stock Payable

On May 8, 2015, a related party converted convertible notes payable with a book value of $1,950,000 into 194,999,999 common shares of the Company at $0.01 per share. The common shares issued were valued at $0.015 per share, the market price on the date of the conversion, which resulted in a loss on extinguishment of debt of $975,000. The common shares were issued subsequent to July 31, 2015, and common stock payable included $2,925,000 at July 31, 2015 related to this transaction.

On May 18, 2015, a related party converted 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share. The common shares issued were valued at $0.015 per share, the market price on the date of the conversion, which resulted in a loss on extinguishment of debt of $438,571. The common shares were issued subsequent to July 31, 2015, and common stock payable included $1,849,256 at July 31, 2015 related to this transaction.

During the three months ended July 31, 2015, the Company completed subscription agreements for common stock and warrants with qualified investors in a private placement for cash of $15,000. The shares of common stock were issued subsequent to July 31, 2015, and common stock payable included $15,000 at July 31, 2015 related to these transactions. The attached warrants were identified as derivatives, resulting in derivative liabilities of $303,830 at July 31, 2015 (see Note 9).

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the three months ended July 31, 2015.

A summary of stock option activity during the three months ended July 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2015	2,000,000	$0.35	6.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, July 31, 2015	2,000,000	$0.35	6.61

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months ended July 31, 2015 and 2014 related to stock option grants. There was no unrecognized stock option expense at July 31, 2015.

Warrants

The Company has issued warrants to non-employees for debt discounts, equity financing or other stock-based compensation. These warrants generally vest upon grant and are valued using the Black-Scholes option pricing model or multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes.

A summary of warrant activity during the three months ended July 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2015	32,875,345	$0.33	.42

Granted	2,192,794	$0.01
Canceled / Expired	(32,334,345)	$0.33
Exercised	-	-

Outstanding, July 31, 2015	2,733,794	$0.06	5.34

Common Stock Reserved

At July 31, 2015, 2,733,794 shares of the Company’s common stock were reserved for issuance of outstanding warrants.

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Amendments of Articles of Incorporation

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

Transfer of Coal Project

As of April 13, 2016, the Company assigned AMC to an irrevocable trust (the "Trust"), whose beneficiaries are the existing shareholders of MMEX. AMC through the Trust controls the Hunza coal interest previously owned by the Company.

On September 1, 2016, the Company entered into a stock assignment agreement with LatAm Services, LLC (“LatAm”) pursuant to which it assigned MCCH to LatAm. With the assignment of MCCH to LatAm, the Company has exited the Hunza coal project to focus on energy related projects under its new business plan.

Issuance of Common Shares for Conversion of Preferred Shares and Convertible Notes Payable

On November 10, 2015, the Company issued 123,283,700 of its common shares to a related party pursuant to the conversion of preferred stock and accrued dividends (Note 8).

On May 2, 2016, the Company issued a total of 194,999,999 shares of its common stock to a related party pursuant to the conversion of notes payable in default (see Note 7).

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

The Company issued the following shares of its common stock to RCP in settlement of Claims: 10,000,000 shares on November 3, 2016, 15,000,000 shares on November 4, 2016, 18,000,000 shares on November 10, 2016, 18,000,000 shares on November 16, 2016, 14,000,000 shares on November 21, 2016, 22,000,000 shares on November 28, 2016, 22,000,000 shares on November 30, 2016, 25,000,000 shares on December 5, 2016, 25,000,000 shares on December 7, 2016, 27,000,000 shares on January 4, 2017, 28,000,000 shares on January 6, 2017, 29,000,000 shares on January 10, 2017, 30,000,000 shares on January 11, 2017, 31,000,000 shares on January 12, 2017, 33,000,000 shares on January 18, 2017, 34,000,000 shares on January 23, 2017, 35,000,000 shares on January 25, 2017 and 36,000,000 shares on January 26, 2017.

Other Subsequent Events

As of June 29, 2016, the Board of Directors executed a Board Resolution that the Directors of the Company may be two directors pursuant to the By-Laws of the Company. As of June 29, 2016, Nabil Katabi resigned as a director of the Company.

On January 24, 2017, the Company issued 2,082,190 shares of its common stock to a former employee in settlement of accrued salaries of $208,219.

On January 24, 2017, the Company issued 28,625,000 shares of its common stock to a consultant in payment of services valued at $5,725.

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

Results of Operations

We recorded a net loss of $2,240,521, or $0.04 per share, for the three months ended July 31, 2015, compared to a net loss of $319,009, or $0.01 per share, for the three months ended July 31, 2014.

Revenues

We have not yet begun to generate revenues.

Operating Expenses

Our selling, general and administrative expenses decreased $93,884 to $101,344 for the three months ended July 31, 2015 from $195,228 for the three months ended July 31, 2014. The decrease is due to reduced payroll and professional fees as we have focused on our new development strategy.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not currently material to our operations. Depreciation and administrative expenses were $886 and $1,251 for the three months ended July 31, 2015 and 2014, respectively.

Other (Expense)

Our interest expense increased $298,360 to $420,890 for the three months ended July 31, 2015 from $122,530 for the three months ended July 31, 2014. During the current fiscal year, we reduced our interest-bearing indebtedness; however, the decreased interest expense attributable to the debt reduction was offset by increased interest expense attributable to debt discount being amortized to interest expense.

For the three months ended July 31, 2015, we reported a loss on derivative liabilities of $303,830. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

For the three months ended July 31, 2015, we reported a loss on extinguishment of debt of $1,413,571 resulting primarily from the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We record the value of the shares issued at the current market price, which has been significantly higher than the conversion price per share, resulting in a loss on conversion.

Net Loss

As a result of the above, our net loss increased to $2,240,521 for the three months ended July 31, 2015 from $319,009 for the three months ended July 31, 2014.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries increased to $463 for the three months ended July 31, 2015 from $253 for the three months ended July 31, 2014.

Net Loss Attributable to the Company

Net loss attributable to the Company increased to $2,240,058 for the three months ended July 31, 2015 from $318,756 for the three months ended July 31, 2014.

Liquidity and Capital Resources

Introduction

As of July 31, 2015, we had current assets of $144 and current liabilities of $2,895,441, resulting in a working capital deficit of $2,895,297. In addition, we had a total stockholders’ deficit of $2,883,850 at July 31, 2015.

Because of our continuing operating losses, we have not generated positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and debt financing.

During the three months ended July 31, 2015, financing of $15,000 was provided by common stock and warrant subscriptions in a private placement.

We have reduced our total indebtedness from $7,666,602 at April 30, 2015 to $2,895,441 at July 31, 2015. We have improved our liquidity through the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We have also entered into settlement agreements where certain officers and directors forgave accounts payable, accrued expenses and notes payable and contributed the amounts to capital.

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

Through the date of filing of this report, the Company’s creditors have received a total of $84,782 and the Company has repaid $56,100 through the issuance of the following shares of its common stock to RCP: 10,000,000 shares on November 3, 2016, 15,000,000 shares on November 4, 2016, 18,000,000 shares on November 10, 2016, 18,000,000 shares on November 16, 2016, 14,000,000 shares on November 21, 2016, 22,000,000 shares on November 28, 2016, 22,000,000 shares on November 30, 2016, 25,000,000 shares on December 5, 2016, 25,000,000 shares on December 7, 2016, 27,000,000 shares on January 4, 2017, 28,000,000 shares on January 6, 2017, 29,000,000 shares on January 10, 2017, 30,000,000 shares on January 11, 2017, 31,000,000 shares on January 12, 2017, 33,000,000 shares on January 18, 2017, 34,000,000 shares on January 23, 2017, 35,000,000 shares on January 25, 2017 and 36,000,000 shares on January 26, 2017.

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

Sources and Uses of Cash

We used net cash of $14,997 in operating activities for the three months ended July 31, 2015 as a result of our net loss attributable to the Company of $2,240,058 and non-controlling interest in net loss of $463, partially offset by non-cash expenses totaling $2,102,726 and increases in accounts payable of $1,732 and accrued expenses of $121,066.

By comparison, we used net cash of $10,293 in operating activities for the three months ended July 31, 2014 as a result of our net loss attributable to the Company of $318,756 and non-controlling interest in net loss of $253, partially offset by non-cash expenses totaling $57,612 and increases in accounts payable of $1,601 and accrued expenses of $249,503.

We had no net cash provided by or used in investing activities for the three months ended July 31, 2015 and 2014.

We had net cash provided by financing activities of $15,000 for the three months ended July 31, 2015 from proceeds from common stock payable. We had net cash provided by financing activities of $10,000 for the three months ended July 31, 2014 from proceeds from debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

For further information on our significant accounting policies see the notes to our condensed consolidated financial statements included in this filing. Other than accounting policies for derivatives and related fair value disclosures that were added in the current fiscal year, there have been no changes to our significant accounting policies.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows at July 31, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$303,830	$-	$-	$303,830

The following describes the general application of accounting principles that impact our condensed consolidated financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of July 31, 2015, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of July 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

During the three months ended July 31, 2015, we had no unregistered sales of equity securities:

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

MMEX Resources Corporation

Dated: January 30, 2017	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

