Form 10-Q
period 2016-01-31
MMEX Resources Corp
filed 2017-02-13
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 13, 2017 there were 906,923,522 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2016

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2016	April 30, 2015
	(Unaudited)
Assets

Current assets:
Cash	$3,596	$141
Deferred loan costs – short term	-	8,822
Total current assets	3,596	8,963

Property and equipment, net	709	2,333

Other assets:
Deposits	-	10,000

Total assets	$4,305	$21,296

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$666,688	$669,709
Accounts payable – related party	-	8,033
Accrued expenses	1,215,510	1,187,052
Accrued expenses – related party	62,858	2,389,957
Notes payable, currently in default	375,000	375,000
Convertible notes payable, net of discount of $0 and $0 at January 31, 2016 and April 30, 2015, respectively, currently in default	195,001	2,145,001
Convertible preferred stock, currently in default	137,500	137,500
Derivative liabilities	247,849	-
Convertible notes payable – related party, net of discount of $0 and $17 at January 31, 2016 and April 30, 2015, respectively, currently in default	-	129,950
Preferred stock – mandatory redemption right, net of discount of $0 and $375,600 at January 31, 2016 and April 30, 2015, respectively	-	624,400
Total current liabilities	2,900,406	7,666,602

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 1,000,000,000 shares authorized, 180,432,013 and 57,188,313 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	180,434	57,189
Common stock payable	3,080,000	90,000
Additional paid-in capital	24,154,130	20,215,398
Non-controlling interest	(376,165)	(374,781)
Accumulated (deficit)	(29,934,500)	(27,633,112)
Total stockholders’ deficit	(2,896,101)	(7,645,306)

Total liabilities and stockholders’ deficit	$4,305	$21,296

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	60,525	184,837	194,612	570,006
Depreciation and amortization	363	1,252	1,624	3,754

Total operating expenses	60,888	186,089	196,236	573,760

Loss from operations	(60,888)	(186,089)	(196,236)	(573,760)

Other income (expense):
Interest expense	(36,169)	(140,479)	(493,166)	(394,011)
Gain (loss) on derivative liabilities	1,026,919	-	(247,849)	-
Loss on extinguishment of debt	-	-	(1,365,521)	-

Total other income (expense)	990,750	(140,479)	(2,106,536)	(394,011)

Income (loss) before income taxes	929,862	(326,568)	(2,302,772)	(967,771)
Provision for income taxes	-	-	-	-

Net income (loss)	929,862	(326,568)	(2,302,772)	(967,771)

Non-controlling interest in loss of consolidated subsidiaries	460	253	1,384	760

Net income (loss) attributable to the Company	$930,322	$(326,315)	$(2,301,388)	$(967,011)

Weighted average number of common shares:
Basic	167,031,611	57,188,313	93,789,412	57,188,313
Diluted	167,051,758	57,188,313	93,789,412	57,188,313

Net income (loss) per common share – basic and diluted	$0.01	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss attributable to the Company	$(2,301,388)	$(967,011)
Non-controlling interest in net loss	(1,384)	(760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,624	3,754
Amortization of debt discount	375,617	187,370
Amortization of deferred loan costs	8,822	7,500
Loss on derivative liabilities	247,849	-
Loss on extinguishment of debt	1,365,521	-
Increase in liabilities:
Accounts payable	2,515	9,922
Accrued expenses	229,279	748,932

Net cash used in operating activities	(71,545)	(10,293)

Cash flows from investing activities:
Decrease in deposits	10,000	-

Net cash provided by investing activities	10,000	-

Cash flows from financing activities:
Proceeds from common stock payable	65,000	-
Proceeds from debt	-	10,000

Net cash provided by financing activities	65,000	10,000

Net increase (decrease) in cash	3,455	(293)
Cash at the beginning of the period	141	434

Cash at the end of the period	$3,596	$141

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Debt discount on issuance of warrants		114
Adjustment to common stock and additional paid-in capital	(39)	-
Accrued expenses contributed to capital	2,063,468	-
Preferred stock and accrued dividends converted to common stock payable	(1,410,685)	-
Notes payable converted to common stock payable	1,950,000	-
Notes payable – related party contributed to capital	149,253	-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2016
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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows at January 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liability	$247,849	$-	$-	$247,849

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended January 31, 2016, potential dilutive securities included 20,147 shares issuable for in-the-money warrants, using the treasury stock method. For the three months ended January 31, 2015 and for the nine months ended January 31, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $29,934,500 and a total stockholders’ deficit of $2,896,101 at January 31, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of January 31, 2016 and April 30, 2015, a remaining balance payable of $31,633 is included in accrued expenses – related party.

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

Accrued expenses (see Note 6) to related parties totaled $62,858 and $2,389,957 as of January 31, 2016 and April 30, 2015, respectively.

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

On October 9, 2014, convertible notes payable in default to an accredited investor of $1,650,000, $120,000 and $180,000 (see Note 7) were assigned to The Maple Gas Corporation. On May 8, 2015, The Maple Gas Corporation converted the notes into 194,999,999 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $975,000. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015. The shares were issued subsequent to January 31, 2016 (see Note 14). At January 31, 2016, common stock payable included an obligation of $2,925,000 for the issuance of the shares

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2016	April 30, 2015

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(24,314)	(22,690)

	$709	$2,333

Depreciation and amortization expense totaled $363 and $1,252 for the three months ended January 31, 2016 and 2015, respectively, and $1,624 and $3,754 for the nine months ended January 31, 2016 and 2015, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2016	April 30, 2015

Accrued payroll	$239,309	$1,184,943
Accrued consulting	342,301	1,433,616
Accrued dividend	-	410,685
Accrued interest	634,217	485,224
Other	62,541	62,541

	$1,278,368	$3,577,009

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	January 31, 2016	April 30, 2015

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $266,165 and $235,227 at January 31, 2016 and April 30, 2015, respectively.

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2016	April 30, 2015

Note payable to an accredited investor, maturing July 31, 2013, with interest at 10%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, secured with 2,995,000 common shares of the Company, converted to common stock in May 2015	$-	$1,650,000

Note payable to an accredited investor, maturing October 31, 2013, with interest at 20%, convertible at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, converted to common stock in May 2015	-	120,000

Note payable to an accredited investor, maturing February 1, 2014, with interest at 20%, convertible upon default at the option of the holder into common shares of the Company at a fixed conversion price of $0.20 per share, converted to common stock in May 2015	-	180,000

Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	120,000	120,000

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

Total	195,001	2,145,001

Less discount	-	-

Net	$195,001	$2,145,001

Accrued interest payable on convertible notes payable, currently in default, totaled $103,451 and $77,630 at January 31, 2016 and April 30, 2015, respectively.

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

On October 9, 2014, the convertible notes payable in default of $1,650,000, $120,000 and $180,000 were assigned to The Maple Gas Corporation, a company owned by Jack W. Hanks, the Company’s President and CEO. On May 8, 2015, The Maple Gas Corporation converted the notes into 195,000,000 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $975,000. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015, and common stock payable at January 31, 2016 included an obligation of $2,925,000 for the issuance of the shares. See Note 13.

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

The Company recorded the intrinsic value of the beneficial conversion of $1,000,000 as debt discount and has amortized the discount through the mandatory redemption feature date of March 1, 2016. During the three months ended January 31, 2016 and 2015, amortization of debt discount to interest expense totaled $0 and $71,432, respectively. During the nine months ended January 31, 2016 and 2015, amortization of debt discount to interest expense totaled $375,600 and $187,300, respectively. The investment is collateralized with a security interest in 2,500,000 shares of the Company’s common stock.

Loan costs of $50,000 incurred on the issuance of the Preferred Stock were recorded as deferred loan costs and have been amortized by the effective interest method. The Company recorded amortization of deferred loan costs in the amount of $0 and $2,500 for the three months ended January 31, 2016, respectively and $8,822 and $7,500 for the nine months ended January 31, 2016 and 2015, respectively. Unpaid dividends payable on the Preferred Stock totaled $0 and $410,685 at January 31, 2016 and April 30, 2015, respectively.

On October 7, 2014, The Company transferred the 1,000,000 Preferred Shares from Mr. Gross to Maple Structure Holdings, LLC, a related party controlled by Mr. Jack W. Hanks, a director and officer of the Company.

On May 18, 2015, Maple Structure Holdings converted the 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $438,571. The unamortized discount on the Preferred Shares of $375,600 was charged to interest expense. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015. The shares were issued to Maple Structure Holdings on November 10, 2015.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of January 31, 2016 and April 30, 2015, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $264,603 and $213,039 as of January 31, 2016 and April 30, 2015, respectively.

The Company recorded interest expense, which includes amortization of debt discount on certain debt described above, totaling $36,169 and $140,479 for the three months ended January 31, 2016 and 2015, respectively, and $493,166 and $394,011 for the nine months ended January 31, 2016 and 2015, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives.

During the nine months ended January 31, 2016, we had the following activity in our derivative liabilities:

Balance, April 30, 2015	$-
Increases in derivative value due to new issuances of warrants	1,251,349
Change in fair value of derivative liabilities	(1,003,500)

Balance, January 31, 2016	$247,849

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

Adjustment to Outstanding Shares

During the nine months ended January 31, 2016, the Company cancelled 40,000 outstanding shares of its common stock, resulting in a decrease to common stock and an increase to additional paid-in capital of $39.

Stock Issuances

On May 18, 2015, a related party converted 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share. The common shares issued were valued at $0.015 per share, the market price on the date of the conversion, which resulted in a loss on extinguishment of debt of $438,571. The common shares were issued on November 10, 2015.

Common Stock Payable

On May 8, 2015, a related party converted convertible notes payable with a book value of $1,950,000 into 194,999,999 common shares of the Company at $0.01 per share. The common shares issued were valued at $0.015 per share, the market price on the date of the conversion, which resulted in a loss on extinguishment of debt of $975,000. The common shares were issued subsequent to January 31, 2016, and common stock payable included $2,925,000 at January 31, 2016 related to this transaction.

During the nine months ended January 31, 2016, the Company completed subscription agreements for common stock and warrants with qualified investors in a private placement for cash of $65,000. The shares of common stock were issued subsequent to January 31, 2016, and common stock payable included $65,000 at January 31, 2016 related to these transactions. The attached warrants were identified as derivatives, resulting in derivative liabilities of $247,849 at January 31, 2016 (see Note 9).

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the nine months ended January 31, 2016.

A summary of stock option activity during the nine months ended January 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2015	2,000,000	$0.35	6.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, January 31, 2016	2,000,000	$0.35	6.10

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months and nine months ended January 31, 2016 and 2015 related to stock option grants. There was no unrecognized stock option expense at January 31, 2016.

Warrants

The Company has issued warrants to non-employees for debt discounts or other stock-based compensation. These warrants generally vest upon grant and are valued using the Black-Scholes option pricing model or multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes.

A summary of warrant activity during the nine months ended January 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2015	32,875,345	$0.33	.42

Granted	1,644,596	$0.01
Canceled / Expired	(32,715,345)	$0.33
Exercised	-	-

Outstanding, January 31, 2016	1,804,596	$0.02	5.55

Common Stock Reserved

At January 31, 2016, 1,804,596 shares of the Company’s common stock were reserved for issuance of outstanding warrants.

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

Issuance of Common Shares for Convertible Notes Payable

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

Results of Operations

We recorded a net loss of $2,302,772, or $0.02 per share, for the nine months ended January 31, 2016, compared to a net loss of $967,771, or $0.02 per share, for the nine months ended January 31, 2016.

Revenues

We have not yet begun to generate revenues.

Operating Expenses

Our selling, general and administrative expenses decreased $124,312 to $60,525 for the three months ended January 31, 2016 from $184,837 for the three months ended January 31, 2015, and decreased $375,394 to $194,612 for the nine months ended January 31, 2016 from $570,006 for the nine months ended January 31, 2015. The decreases are due to reduced payroll and professional fees as we have focused on our new development strategy.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not currently material to our operations. Depreciation and administrative expenses were $363 and $1,252 for the three months ended January 31, 2016 and 2015, respectively, and $1,624 and $3,754 for the nine months ended January 31, 2016 and 2015, respectively.

Other Income (Expense)

Our interest expense decreased $104,310 to $36,169 for the three months ended January 31, 2016 from $140,479 for the three months ended January 31, 2015 due to a reduction in our interest-bearing indebtedness. Our interest expense increased $99,155 to $493,166 for the nine months ended January 31, 2016 from $394,011 for the nine months ended January 31, 2015. On a year-to-date basis in the current fiscal year, we reduced our interest-bearing indebtedness; however, the decreased interest expense attributable to the debt reduction was offset by increased interest expense attributable to debt discount being amortized to interest expense.

We reported a gain on derivative liabilities of $1,026,919 for the three months ended January 31, 2016 and a loss on derivative liabilities of $247,849 for the nine months ended January 31, 2016. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a loss on extinguishment of debt of $1,365,521 for the nine months ended January 31, 2016 resulting primarily from the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We record the value of the shares issued at the current market price, which has been significantly higher than the conversion price per share, resulting in a loss on conversion.

Net Income (Loss)

As a result of the above, we reported net income of $929,862 for the three months ended January 31, 2016 and a net loss of $326,568 for the three months ended January 31, 2015. We reported net losses of $2,302,772 and $967,771 for the nine months ended January 31, 2016 and 2015, respectively.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries increased to $460 for the three months ended January 31, 2016 from $253 for the three months ended January 31, 2015, and increased to $1,384 for the nine months ended January 31, 2016 from $760 for the nine months ended January 31, 2015.

Net Income (Loss) Attributable to the Company

Net income attributable to the Company was $930,322 for the three months ended January 31, 2016 compared to net loss attributable to the Company of $326,315 for the three months ended January 31, 2015. Net loss attributable to the Company increased to $2,301,388 for the nine months ended January 31, 2016 from $967,011 for the nine months ended January 31, 2015.

Liquidity and Capital Resources

Introduction

As of January 31, 2016, we had current assets of $3,596 and current liabilities of $2,900,406, resulting in a working capital deficit of $2,896,810. Included in our current liabilities as of January 31, 2016 are derivative liabilities of $247,849, which we do not anticipate will require the payment of cash. In addition, we had a total stockholders’ deficit of $2,896,101 at January 31, 2016.

Because of our continuing operating losses, we have not generated positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and debt financing.

During the nine months ended January 31, 2016, financing of $65,000 was provided by common stock and warrant subscriptions in a private placement.

We have reduced our total indebtedness from $7,666,602 at April 30, 2015 to $2,900,406 at January 31, 2016. We have improved our liquidity through the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We have also entered into settlement agreements where certain officers and directors forgave accounts payable, accrued expenses and notes payable and contributed the amounts to capital. The reduction in our indebtedness has been offset, however, by the addition of derivative liabilities related to the issuance of warrants.

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

Sources and Uses of Cash

We used net cash of $71,545 in operating activities for the nine months ended January 31, 2016 as a result of our net loss attributable to the Company of $2,301,388 and non-controlling interest in net loss of $1,384, partially offset by non-cash expenses totaling $1,999,433 and increases in accounts payable of $2,515 and accrued expenses of $229,279.

By comparison, we used net cash of $10,293 in operating activities for the nine months ended January 31, 2015 as a result of our net loss attributable to the Company of $967,011 and non-controlling interest in net loss of $760, partially offset by non-cash expenses totaling $198,624 and increases in accounts payable of $9,922 and accrued expenses of $748,932.

We had net cash provided by investing activities of $10,000 from the decrease in deposit in the nine months ended January 31, 2016. We had no net cash provided by or used in investing activities for the nine months ended January 31, 2015.

We had net cash provided by financing activities of $65,000 for the nine months ended January 31, 2016 from proceeds from common stock payable. We had net cash provided by financing activities of $10,000 for the nine months ended January 31, 2015 from proceeds from debt.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows at January 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liability	$247,849	$-	$-	$247,849

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of January 31, 2016, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of January 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2016, we issued 123,283,700 unregistered shares of our common stock valued at $1,849,256 to a related party pursuant to the conversion of preferred stock and accrued dividends.

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

MMEX Resources Corporation

Dated: February 13, 2017	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer
(Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

