Form 10-Q
period 2016-07-31
MMEX Resources Corp
filed 2017-02-24
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 24, 2017 there were 924,423,522 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2016 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2016	April 30, 2016
Assets	(Unaudited)

Current assets:
Cash	$3,335	$1,030
Total current assets	3,335	1,030

Property and equipment, net	62	386

Total assets	$3,397	$1,416

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$652,454	$651,188
Accounts payable – related party	3,760	-
Accrued expenses	1,018,932	984,387
Accrued expenses – related party	65,983	64,420
Notes payable, currently in default	375,000	375,000
Convertible notes payable, net of discount of $0 and $0 at July 31, 2016 and April 30, 2016, respectively, currently in default	195,001	195,001
Convertible preferred stock, currently in default	137,500	137,500
Derivative liabilities	309,924	395,619
Total current liabilities	2,758,554	2,803,115

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 3,000,000,000 shares authorized, 376,528,409 and 180,432,013 shares issued and outstanding at July 31, 2016 and April 30, 2016, respectively	376,529	180,434
Common stock payable	481,483	3,395,483
Additional paid-in capital	26,893,035	24,154,130
Non-controlling interest	(377,081)	(376,619)
Accumulated (deficit)	(30,129,123)	(30,155,127)
Total stockholders’ deficit	(2,755,157)	(2,801,699)

Total liabilities and stockholders’ deficit	$3,397	$1,416

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
General and administrative expenses	23,590	101,344
Depreciation and amortization	324	886

Total operating expenses	23,914	102,230

Loss from operations	(23,914)	(102,230)

Other income (expense):
Interest expense	(36,239)	(420,890)
Gain (loss) on derivative liabilities	85,695	(303,830)
Loss on extinguishment of debt	-	(1,413,571)

Total other income (expense)	49,456	(2,138,291)

Income (loss) before income taxes	25,542	(2,240,521)
Provision for income taxes	-	-

Net income (loss)	25,542	(2,240,521)

Non-controlling interest in loss of consolidated subsidiaries	462	463

Net income (loss) attributable to the Company	$26,004	$(2,240,058)

Weighted average number of common shares:
Basic	371,419,312	57,188,313
Diluted	371,474,480	57,188,313

Net income (loss) per common share – basic and diluted	$0.00	$(0.04)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net income (loss) attributable to the Company	$26,004	$(2,240,058)
Non-controlling interest in loss of consolidated subsidiaries	(462)	(463)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	324	886
(Gain) loss on derivative liabilities	(85,695)	303,830
Amortization of debt discount	-	375,617
Amortization of deferred loan costs	-	8,822
Loss on extinguishment of debt	-	1,413,571
Increase in liabilities:
Accounts payable	5,026	1,732
Accrued expenses	36,108	121,066

Net cash used in operating activities	(18,695)	(14,997)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock payable	21,000	15,000

Net cash provided by financing activities	21,000	15,000

Net increase in cash	2,305	3
Cash at the beginning of the period	1,030	141

Cash at the end of the period	$3,335	$144

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Shares issued for common stock payable	2,935,000	-
Adjustment to common stock and additional paid-in capital	-	(39)
Accrued expenses contributed to capital	-	2,063,468
Preferred stock and accrued dividends converted to common stock payable	-	(1,410,685)
Notes payable converted to common stock payable	-	1,950,000
Notes payable – related party contributed to capital	-	149,253

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2016
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2016 filed with the SEC on January 13, 2017.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$309,924	$-	$-	$309,924

April 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$395,619	$-	$-	$395,619

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2016, potential dilutive securities included 55,168 shares issuable for in-the-money warrants, using the treasury stock method. For the three months ended July 31, 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-4, “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $30,129,123 and a total stockholders’ deficit of $2,755,157 at July 31, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of July 31, 2016 and April 30, 2016, a remaining balance payable of $31,633 is included in accrued expenses – related party.

On October 9, 2014, convertible notes payable in default to an accredited investor of $1,650,000, $120,000 and $180,000 were assigned to The Maple Gas Corporation, a related party owned by Mr. Jack W. Hanks, a director and officer of the Company. On May 8, 2015, The Maple Gas Corporation converted the notes into 194,999,999 common shares of the Company at $0.01 per share, which resulted in a loss on extinguishment of debt of $975,000. The issuance of the common shares to Maple Structure Holdings was approved by the Company’s Board of Directors Resolution dated May 18, 2015, and the shares were issued on May 2, 2016. At April 30, 2016, common stock payable included an obligation of $2,925,000 for the issuance of the shares.

Accounts payable to related parties, comprised of amounts payable to The Maple Gas Corporation, totaled $3,760 and $0 at July 31, 2016 and April 30, 2016, respectively.

Accrued expenses (see Note 6) to related parties totaled $65,983 and $64,420 as of July 31, 2016 and April 30, 2016, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2016	April 30, 2016

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(24,961)	(24,637)

	$62	$386

Depreciation and amortization expense totaled $324 and $886 for the three months ended July 31, 2016 and 2015, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2016	April 30, 2016

Accrued payroll	$240,309	$240,309
Accrued consulting	75,633	75,633
Accrued interest	706,432	670,324
Other	62,541	62,541

	$1,084,915	$1,048,807

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	July 31, 2016	April 30, 2016

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $286,790 and $276,477 at July 31, 2016 and April 30, 2016, respectively.

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2016	April 30, 2016

Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	$120,000	$120,000
Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

Total	195,001	195,001

Less discount	-	-

Net	$195,001	$195,001

Accrued interest payable on convertible notes payable, currently in default, totaled $120,665 and $112,058 at July 31, 2016 and April 30, 2016, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of July 31, 2016 and April 30, 2016, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $298,977 and $281,789 as of July 31, 2016 and April 30, 2016, respectively.

The Company recorded interest expense, which included amortization of debt discount on certain debt in prior years, totaling $36,239 and $420,890 for the three months ended July 31, 2016 and 2015, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives.

During the three months ended July 31, 2016, we had the following activity in our derivative liabilities:

Balance, April 30, 2016	$395,619
Change in fair value of derivative liabilities	(85,695)

Balance, July 31, 2016	$309,924

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 6, 2016, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares, and subsequently increased its authorized common shares to 3,000,000,000 shares (Note 13). The increase in authorized shares has been given retroactive effect in the accompanying condensed consolidated financial statements for all periods presented.

Stock Issuances

On May 2, 2016, the Company issued 194,999,999 shares of its common stock to a related party pursuant to the conversion of notes payable in default (see Note 4), reducing stock subscriptions payable by $2,925,000.

As part of a private placement to qualified investors, the Company issued 1,096,397 shares of its common stock on July 12, 2016 to an investor for stock subscriptions payable of $10,000.

Common Stock Payable

On May 8, 2015, a related party converted convertible notes payable with a book value of $1,950,000 into 194,999,999 common shares of the Company at $0.01 per share. The common shares issued were valued at $0.015 per share, the market price on the date of the conversion, which resulted in a loss on extinguishment of debt of $975,000. The 194,999,999 common shares were issued on May 2, 2016, reducing common stock payable by $2,925,000.

During the three months ended July 31, 2016, the Company completed subscription agreements for common stock and warrants with qualified investors in a private placement for cash of $21,000. The shares of common stock were issued subsequent to July 31, 2016, and common stock payable included $21,000 at July 31, 2016 related to these transactions. The attached warrants were identified as derivatives, resulting in derivative liabilities of $309,924 at July 31, 2016 (see Note 9).

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the three months ended July 31, 2016.

A summary of stock option activity during the three months ended July 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2016	2,000,000	$0.35	5.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, July 31, 2016	2,000,000	$0.35	5.60

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months ended July 31, 2016 and 2015 related to stock option grants. There was no unrecognized stock option expense at July 31, 2016.

Warrants

The Company has issued warrants to qualified investors in a private placement, for debt discounts or other stock-based compensation. These warrants generally vest upon grant and are valued using the Black-Scholes option pricing model or multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes.

A summary of warrant activity during the three months ended July 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2016	14,811,362	$0.01	5.84

Granted	1,096,397	$0.01
Canceled / Expired	-	-
Exercised	-	-

Outstanding, July 31, 2016	15,907,759	$0.01	5.58

Common Stock Reserved

At July 31, 2016, 15,907,759 shares of the Company’s common stock were reserved for issuance of outstanding warrants.

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

Transfer of Coal Project

On September 1, 2016, the Company entered into a stock assignment agreement with LatAm Services, LLC (“LatAm”), a related party, pursuant to which it assigned MCCH to LatAm. With the assignment of MCCH to LatAm, the Company has exited the Hunza coal project to focus on energy related projects under its new business plan.

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

Other Subsequent Events

On January 19, 2017, the Company issued 5,000,000 shares of its common stock to a qualified investor for cash of $1,000.

On January 24, 2017, the Company issued 2,082,190 shares of its common stock to a former employee in settlement of accrued salaries of $208,219.

On January 24, 2017, the Company issued 28,625,000 shares of its common stock to a consultant in payment of services valued at $5,725.

On February 5, 2017, the Company issued 12,500,000 shares of its common stock to a qualified investor for cash of $2,500.

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

Results of Operations

We recorded net income of $25,542, or $0.00 per share, for the three months ended July 31, 2016, primarily as a result of gain on derivative liabilities, compared to a net loss of $2,240,521, or $(0.04) per share, for the three months ended July 31, 2015.

Revenues

We have not yet begun to generate revenues.

Operating Expenses

Our selling, general and administrative expenses decreased $77,754 to $25,590 for the three months ended July 31, 2016 from $101,344 for the three months ended July 31, 2015. The decrease is due to reduced payroll and professional fees as we have focused on our new development strategy.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not currently material to our operations. Depreciation and administrative expenses were $324 and $886 for the three months ended July 31, 2016 and 2015, respectively.

Other Income (Expense)

Our interest expense decreased $384,651 to $36,239 for the three months ended July 31, 2016 from $420,890 for the three months ended July 31, 2015 due to a reduction in our interest-bearing indebtedness and because all debt discount recorded for convertible debt was fully amortized in the prior fiscal year.

We reported a gain on derivative liabilities of $85,695 for the three months ended July 31, 2016 and a loss on derivative liabilities of $303,830 for the three months ended July 31, 2015. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We had no gain or loss on extinguishment of debt for the three months ended July 31, 2016. We reported a loss on extinguishment of debt of $1,413,571 for the three months ended July 31, 2015 resulting primarily from the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We record the value of the shares issued at the current market price, which has been significantly higher than the conversion price per share, resulting in a loss on conversion.

Net Income (Loss)

As a result of the above, we reported net income of $25,542 for the three months ended July 31, 2016 and a net loss of $2,240,521 for the three months ended July 31, 2015.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries was $462 for the three months ended July 31, 2016 compared to $463 the three months ended July 31, 2015.

Net Income (Loss) Attributable to the Company

Net income attributable to the Company was $26,004 for the three months ended July 31, 2016 compared to net loss attributable to the Company of $2,240,058 for the three months ended July 31, 2015.

Liquidity and Capital Resources

Introduction

As of July 31, 2016, we had current assets of $3,335, comprised of cash, and current liabilities of $2,758,554, resulting in a working capital deficit of $2,755,219. Included in our current liabilities as of July 31, 2016 are derivative liabilities of $309,924, which we do not anticipate will require the payment of cash. In addition, we had a total stockholders’ deficit of $2,755,157 at July 31, 2016.

Because of our continuing operating losses, we have not generated positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and warrants and debt financing.

During the three months ended July 31, 2016, financing of $21,000 was provided by common stock and warrant subscriptions in a private placement.

Private Placement

We have initiated a private placement of common stock and warrants to qualified investors for cash and services. Through the date of the filing of this report, $118,230 cash and $60,000 in services had been received, including $49,200 cash from related parties, for a total of 41,784,320 common shares of the Company and a total of 43,025,313 warrants. The warrants entitle the investors to purchase common shares at exercise prices of $0.0001 and $0.01 per share through March 1, 2022. Of the common shares issued, 1,096,397 shares were issued in July 2016, 27,740,123 shares were issued in December 2016 and 12,947,500 shares were issued in January 2017.

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

We do not anticipate receiving further funding from the Settlement Agreement and Stipulation.

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

Sources and Uses of Cash

We used net cash of $18,695 in operating activities for the three months ended July 31, 2016 as a result of net income attributable to the Company of $26,004, non-cash expenses of $324 and increases in accounts payable of $5,026 and accrued expenses of $36,108, offset by non-controlling interest in loss of consolidated subsidiaries of $462 and non-cash gain of $85,695.

By comparison, we used net cash of $14,997 in operating activities for the three months ended July 31, 2015 as a result of net loss attributable to the Company of $2,240,058 and non-controlling interest in loss of consolidated subsidiaries of $463, partially offset by non-cash expenses totaling of $2,102,726 and increases in accounts payable of $1,732 and accrued expenses of $121,066.

We had no net cash provided by or used in investing activities for the three months ended July 31, 2016 and 2015.

We had net cash provided by financing activities of $21,000 and $15,000 for the three months ended July 31, 2016 and 2015, respectively, from proceeds from common stock payable.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$309,924	$-	$-	$309,924

April 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$395,619	$-	$-	$395,619

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•

As of July 31, 2016, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•

As of July 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2016, the Company issued 194,999,999 shares of its common stock to a related party pursuant to the conversion of notes payable in default, reducing stock subscriptions payable by $2,925,000.

As part of a private placement to qualified investors, the Company issued 1,096,397 shares of its common stock on July 12, 2016 to an investor for stock subscriptions payable of $10,000.

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

___________

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

MMEX Resources Corporation

Dated: February 24, 2017	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

