Form 10-Q
period 2016-10-31
MMEX Resources Corp
filed 2017-03-13
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 13, 2017 there were 2,473,923,522 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED OCTOBER 31, 2016

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2016	April 30, 2016
	(Unaudited)
Assets

Current assets:
Cash	$209	$1,030
Total current assets	209	1,030

Property and equipment, net	-	386

Total assets	$209	$1,416

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$737,194	$651,188
Accounts payable – related party	4,760	-
Accrued expenses	1,053,217	984,387
Accrued expenses – related party	67,545	64,420
Notes payable, currently in default	375,000	375,000
Convertible notes payable, currently in default	195,001	195,001
Convertible preferred stock, currently in default	137,500	137,500
Derivative liabilities	362,511	395,619
Total current liabilities	2,932,728	2,803,115

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 3,000,000,000 shares authorized, 383,528,409 and 180,432,013 shares issued and outstanding at October 31, 2016 and April 30, 2016, respectively	383,529	180,434
Common stock payable	505,821	3,395,483
Additional paid-in capital	26,920,335	24,154,130
Non-controlling interest	(377,534)	(376,619)
Accumulated (deficit)	(30,364,670)	(30,155,127)
Total stockholders’ deficit	(2,932,519)	(2,801,699)

Total liabilities and stockholders’ deficit	$209	$1,416

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	102,651	32,743	126,241	134,087
Depreciation and amortization	62	375	386	1,261

Total operating expenses	102,713	33,118	126,627	135,348

Loss from operations	(102,713)	(33,118)	(126,627)	(135,348)

Other income (expense):
Interest expense	(80,700)	(36,107)	(116,939)	(456,997)
Gain (loss) on derivative liabilities	(52,587)	(970,938)	33,108	(1,274,768)
Gain (loss) on extinguishment of debt	-	48,050	-	(1,365,521)

Total other (expense)	(133,287)	(958,995)	(83,831)	(3,097,286)

Loss before income taxes	(236,000)	(992,113)	(210,458)	(3,232,634)
Provision for income taxes	-	-	-	-

Net loss	(236,000)	(992,113)	(210,458)	(3,232,634)

Non-controlling interest in loss of consolidated subsidiaries	453	461	915	924

Net loss attributable to the Company	$(235,547)	$(991,652)	$(209,543)	$(3,231,710)

Weighted average number of common shares outstanding – basic and diluted	376,528,409	57,148,313	373,973,860	57,168,313

Net loss per common share – basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss attributable to the Company	$(209,543)	$(3,231,710)
Non-controlling interest in loss of consolidated subsidiaries	(915)	(924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	386	1,261
Stock-based compensation	47,254	-
(Gain) loss on derivative liabilities	(33,108)	1,274,768
Amortization of debt discount	-	375,617
Amortization of deferred loan costs	-	8,822
Loss on extinguishment of debt	-	1,365,521
Increase (decrease) in liabilities:
Accounts payable	90,766	(9,268)
Accrued expenses	71,955	168,173

Net cash used in operating activities	(33,205)	(47,740)

Cash flows from investing activities:
Decrease in deposits	-	10,000

Net cash provided by investing activities	-	10,000

Cash flows from financing activities:
Proceeds from common stock payable	32,384	40,000

Net cash provided by financing activities	32,384	40,000

Net increase (decrease) in cash	(821)	2,260
Cash at the beginning of the period	1,030	141

Cash at the end of the period	$209	$2,401

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Common stock for common stock payable	196,095	-
Additional paid-in capital for common stock payable	2,738,905	-
Adjustment to common stock and additional paid-in capital	-	(39)
Accrued expenses contributed to capital	-	2,063,468
Preferred stock and accrued dividends converted to common stock payable	-	(1,410,685)
Notes payable converted to common stock payable	-	1,950,000
Notes payable – related party contributed to capital	-	149,253

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2016
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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$362,511	$-	$-	$362,511

April 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$395,619	$-	$-	$395,619

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months and six months ended October 31, 2016, potential dilutive shares had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $30,364,670 and a total stockholders’ deficit of $2,932,519 at October 31, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of October 31, 2016 and April 30, 2016, a remaining balance payable of $31,633 is included in accrued expenses – related party.

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

Accounts payable to related parties, comprised of amounts payable to The Maple Gas Corporation, totaled $4,760 and $0 at October 31, 2016 and April 30, 2016, respectively.

Accrued expenses (see Note 6) to related parties totaled $67,545 and $64,420 as of October 31, 2016 and April 30, 2016, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2016	April 30, 2016

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(25,023)	(24,637)

	$-	$386

Depreciation and amortization expense totaled $62 and $375 for the three months ended October 31, 2016 and 2015, respectively, and $386 and $1,261 for the six months ended October 31, 2016 and 2015, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2016	April 30, 2016

Accrued payroll	$240,059	$240,309
Accrued consulting	75,633	75,633
Accrued interest	742,529	670,324
Other	62,541	62,541

	$1,120,762	$1,048,807

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	October 31, 2016	April 30, 2016

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $297,102 and $276,477 at October 31, 2016 and April 30, 2016, respectively.

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2016	April 30, 2016

Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	$120,000	$120,000
Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

Total	$195,001	$195,001

Accrued interest payable on convertible notes payable, currently in default, totaled $129,272 and $112,058 at October 31, 2016 and April 30, 2016, respectively.

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of October 31, 2016 and April 30, 2016, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $316,165 and $281,789 as of October 31, 2016 and April 30, 2016, respectively.

The Company recorded interest expense, which included amortization of debt discount on certain debt in prior years, totaling $80,700 and $36,107 for the three months ended October 31, 2016, respectively, and $116,939 and $456,997 for the six months ended October 31, 2016 and 2015, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives.

During the six months ended October 31, 2016, we had the following activity in our derivative liabilities:

Balance, April 30, 2016	$395,619
Change in fair value of derivative liabilities	(33,108)

Balance, October 31, 2016	$362,511

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 6, 2016, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares, and subsequently increased its authorized common shares to 3,000,000 shares (Note 14). The increase in authorized shares has been given retroactive effect in the accompanying condensed consolidated financial statements for all periods presented.

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

On October 31, 2016, the Company issued 7,000,000 shares of its common stock as a settlement fee valued at $34,300 to an institution lender pursuant to a Settlement Agreement and Stipulation (see Note 11).

Common Stock Payable

During the six months ended October 31, 2016, the Company completed subscription agreements for common stock and warrants with qualified investors in a private placement for cash of $32,384. The shares of common stock were issued subsequent to October 31, 2016, and common stock payable included $32,384 at October 31, 2016 related to these transactions. The attached warrants were identified as derivatives, resulting in their inclusion in the derivative liabilities of $362,511 at October 31, 2016 (see Note 9).

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the six months ended October 31, 2016.

A summary of stock option activity during the six months ended October 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2016	2,000,000	$0.35	5.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, October 31, 2016	2,000,000	$0.35	5.35

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months and six months ended October 31, 2016 and 2015 related to stock option grants. There was no unrecognized stock option expense at October 31, 2016.

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

A summary of warrant activity during the six months ended October 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2016	14,811,362	$0.01	5.84

Granted	2,518,445	$0.01
Canceled / Expired	-	-
Exercised	-	-

Outstanding, October 31, 2016	17,329,807	$0.01	5.33

Common Stock Reserved

At October 31, 2016, 17,329,807 shares of the Company’s common stock were reserved for issuance of outstanding warrants.

NOTE 11 – SETTLEMENT AGREEMENT AND STIPULATION

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

Subsequent to October 31, 2016, a total of 452,000,000 shares of the Company’s common stock were issued to the RCP (see Note 14).

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

Refinery Transaction

On March 4, 2017, MMEX Resources Corporation (the “Company”) entered into an agreement with Maple Resources Corporation (“Maple”), a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a $450 million, 50,000 barrels per day capacity crude oil refinery in Pecos County, Texas (the “Refinery Transaction” or the “Project”). Pursuant to the Refinery Transaction, the Company agreed to acquire the Rights in exchange for the issuance of 7,000,000,000 new common shares (the “Purchased Shares”).

The Refinery Transaction provides for the Company to issue the Purchased Shares in two tranches, of which the First Tranche of 1,500,000,000 shares was issued on March 4, 2017. The Second Tranche of 5,500,000,000 shares is to be issued once the Company’s Articles of Incorporation are amended to increase the number of authorized shares of common stock, as more particularly described below. In addition, the Second Tranche amount of shares will be adjusted (up or down) subject to valuation of the Refinery Transaction by a third party outside consultant.

Completion of the Project is subject to the receipt of required governmental permits and completion of required debt and equity financing.

Amendments of Articles of Incorporation

As of November 29, 2016, the Company amended its articles of incorporation to increase its authorized common shares to 3,000,000,000 shares.

On March 7, 2017, the holders of more than 50.1% of the outstanding shares of common stock of the Company executed their written consent in lieu of special meeting approving an amendment and restatement of the articles of incorporation to provide for an increase in the authorized shares of common stock from 3,000,000,000 to 10,000,000,000 shares. In addition, the articles of incorporation will be amended to provide for two classes of common shares: (i) Class A Shares, having one vote per share, and (ii) Class B Shares, with 10 votes per share. All of the currently outstanding shares of common stock will be reclassified as Class A Shares, except that all of the Purchased Shares issued or to be issued in the Refinery transaction will be Class B Shares. Other than the provisions of the voting rights, the two classes of shares of common stock will have equal terms and conditions.

Private Placement

As the Company continues to expand its business and implement its business strategy, its current monthly cash flow requirements will exceed its near term cash flow from operations. In order to fund its development costs, the Company initiated in fiscal year 2016 a private placement to qualified investors for cash and services. Through the date of the filing of this report, $118,230 cash and $60,000 in services had been received, including $49,200 cash from related parties, for a total of 41,784,320 common shares of the Company and a total of 43,025,313 warrants. The warrants entitle the investors to purchase common shares at exercise prices of $0.0001 and $0.01 per share through March 1, 2022. Of the common shares issued, 1,096,397 shares were issued in July 2016 and a total of 40,687,923 shares were issued in December 2016 and January 2017.

Settlement Agreement

As discussed in Note 11, on October 28, 2016, the Company entered into a Settlement Agreement) with RCP. Pursuant to the Settlement Agreement, as amended, RCP has purchased certain outstanding payables from the Company for shares of common stock of the Company.

The Company’s creditors received a total of $84,782 pursuant to the Settlement Agreement. Beginning in November 2016, we have issued a cumulative total of 489,000,000 common shares pursuant to the Settlement Agreement and, as of March 9, 2017, have terminated any further obligation to issue shares. Our creditors will not receive further funding from the Settlement Agreement.

Other Issuances of Common Stock

On January 24, 2017, the Company entered into an agreement with a former employee to issue 2,082,190 shares of the Company’s common stock in settlement of accrued salaries of $208,219.

On January 24, 2017, the Company issued 28,625,000 shares of its common stock to a consultant in payment of services valued at $5,725.

Subsequent to October 31, 2016, the Company issued a total of 30,000,000 shares of its common stock to investors for cash of $6,000.

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

Refinery Transaction

On March 4, 2017, MMEX Resources Corporation (the “Company”) entered into an agreement with Maple Resources Corporation (“Maple”), a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a $450 million, 50,000 barrels per day capacity crude oil refinery in Pecos County, Texas (the “Refinery Transaction” or the “Project”). Pursuant to the Refinery Transaction, the Company agreed to acquire the Rights in exchange for the issuance of 7,000,000,000 new common shares (the “Purchased Shares”).

The Refinery Transaction provides for the Company to issue the Purchased Shares in two tranches, of which the First Tranche of 1,500,000,000 shares was issued on March 4, 2017. The Second Tranche of 5,500,000,000 shares is to be issued once the Company’s Articles of Incorporation are amended to increase the number of authorized shares of common stock, as more particularly described below. In addition, the Second Tranche amount of shares will be adjusted (up or down) subject to valuation of the Refinery Transaction by a third party outside consultant.

Completion of the Project is subject to the receipt of required governmental permits and completion of required debt and equity financing.

Results of Operations

 We recorded net losses of $210,458, or $(0.00) per share, and $3,232,634, or $(0.06) per share, for the six months ended October 31, 2016 and 2015, respectively.

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $69,908 to $102,651 for the three months ended October 31, 2016 from $32,743 for the three months ended October 31, 2015. The increase is due to increased professional fees in the current fiscal year. Our selling, general and administrative expenses decreased $7,846 to $126,241 for the six months ended October 31, 2016 from $134,087 for the six months ended October 31, 2015. The decrease is due to reduced payroll and operating expenses as we have focused on our new development strategy, partially offset by increased professional fees in the current fiscal year.

Depreciation and Amortization Expense

Our depreciation and administrative expenses are not currently material to our operations. Depreciation and administrative expenses were $62 and $375 for the three months ended October 31, 2016 and 2015, respectively, and $386 and $1,261 for the six months ended October 31, 2016 and 2015, respectively.

Other Income (Expense)

Our interest expense increased $44,593 to $80,700 for the three months ended October 31, 2016 from $36,107 for the three months ended October 31, 2015 due primarily to the fees incurred on the Settlement Agreement in the current fiscal year. Our interest expense decreased $340,058 to $116,939 for the six months ended October 31, 2016 from $456,997 for the six months ended October 31, 2015 to a reduction in our interest-bearing indebtedness and because all debt discount recorded for convertible debt was fully amortized in the prior fiscal year. This decrease on a year-to-date basis in the current fiscal year is partially offset by the fees incurred on the Settlement Agreement.

We reported a loss on derivative liabilities of $52,587 and $970,938 for the three months ended October 31, 2016 and 2015, respectively. We reported a gain on derivative liabilities of $33,108 for the six months ended October 31, 2016 and a loss on derivative liabilities of $1,274,768 for the six months ended October 31, 2015. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We had no gain or loss on extinguishment of debt for the three months and six months ended October 31, 2016. We reported a gain on extinguishment of debt of $48,050 for the three months ended October 31, 2015 and a loss on extinguishment of debt of $1,365,521 for the six months ended October 31, 2015 resulting primarily from the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We record the value of the shares issued at the current market price, which may be either lower or higher than the conversion price per share, resulting in a gain or loss on conversion.

Net Income (Loss)

As a result of the above, we reported net losses of $236,000 and $992,113 for the three months ended October 31, 2016 and 2015, respectively, and net losses of $210,458 and $3,232,634 for the six months ended October 31, 2016 and 2015, respectively.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries was $453 and $461for the three months ended October 31, 2016 and 2015, respectively, and $915 and $924 for the six months ended October 31, 2016 and 2015, respectively.

Net Loss Attributable to the Company

Net loss attributable to the Company was $235,547 and $991,652 for the three months ended October 31, 2016 and 2015, respectively, and $209,543 and $3,231,710 for the six months ended October 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Introduction

As of October 31, 2016, we had current assets of $209, comprised of cash, and current liabilities of $2,932,728, resulting in a working capital deficit and a total stockholders’ deficit of $2,932,519. Included in our current liabilities as of October 31, 2016 are derivative liabilities of $362,511, which we do not anticipate will require the payment of cash.

Because of our continuing operating losses, we have not generated positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and warrants and debt financing.

During the six months ended October 31, 2016, financing of $32,384 was provided by common stock and warrant subscriptions in a private placement.

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

Sources and Uses of Cash

We used net cash of $33,205 in operating activities for the six months ended October 31, 2016 as a result of net loss attributable to the Company of $209,543, non-controlling interest in loss of consolidated subsidiaries of $915 and non-cash gain of $33,108, partially offset by non-cash expenses totaling $47,640 and increases in accounts payable of $90,766 and accrued expenses of $71,955.

By comparison, we used net cash of $47,740 in operating activities for the six months ended October 31, 2015 as a result of net loss attributable to the Company of $3,231,710, non-controlling interest in loss of consolidated subsidiaries of $924 and decrease in accounts payable of $9,268, partially offset by non-cash expenses totaling of $3,025,989 and increase in accrued expenses of $168,173.

We had no net cash provided by or used in investing activities for the six months ended October 31, 2016. We had net cash provided by investing activities of $10,000 for the six months ended October 31, 2015, comprised of decrease in deposits.

We had net cash provided by financing activities of $32,384 and $40,000 for the six months ended October 31, 2016 and 2015, respectively, from proceeds from common stock payable.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$362,511	$-	$-	$362,511

April 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$395,619	$-	$-	$395,619

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of October 31, 2016, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of October 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2016, the Company issued 7,000,000 shares of its common stock as a settlement fee valued at $34,300 to an institution lender pursuant to a Settlement Agreement and Stipulation.

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

MMEX Resources Corporation

Dated: March 13, 2017	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

