Form 10-Q
period 2017-01-31
MMEX Resources Corp
filed 2017-03-28
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT O SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 28, 2017 there were 2,479,282,834 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2017

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2017	April 30, 2016
	(Unaudited)
Assets
Current assets:
Cash	$82	$1,030
Total current assets	82	1,030

Property and equipment, net	-	386

Total assets	$82	$1,416

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$659,640	$651,188
Accounts payable – related party	9,010	-
Accrued expenses	877,801	984,387
Accrued expenses – related party	69,108	64,420
Notes payable, currently in default	375,000	375,000
Convertible notes payable, currently in default, net of discount of $2,594 and $0 at January 31, 2017 and April 30, 2016, respectively	221,089	195,001
Convertible preferred stock, currently in default	137,500	137,500
Derivative liabilities	48,062	395,619
Total current liabilities	2,397,210	2,803,115

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 3,000,000,000 shares authorized, 911,923,522 and 180,432,013 shares issued and outstanding at January 31, 2017 and April 30, 2016, respectively	911,924	180,434
Common stock payable	291,668	3,395,483
Additional paid-in capital	26,830,796	24,154,130
Non-controlling interest	(377,989)	(376,619)
Accumulated (deficit)	(30,053,527)	(30,155,127)
Total stockholders’ deficit	(2,397,128)	(2,801,699)

Total liabilities and stockholders’ deficit	$82	$1,416

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	21,759	60,525	148,000	194,612
Depreciation and amortization	-	363	386	1,624

Total operating expenses	21,759	60,888	148,386	196,236

Loss from operations	(21,759)	(60,888)	(148,386)	(196,236)

Other income (expense):
Interest expense	(97,436)	(36,169)	(214,375)	(493,166)
Gain (loss) on derivative liabilities	222,080	1,026,919	255,188	(247,849)
Gain (loss) on extinguishment of liabilities	207,803	-	207,803	(1,365,521)

Total other income (expense)	332,447	990,750	248,616	(2,106,536)

Income (loss) before income taxes	310,688	929,862	100,230	(2,302,772)
Provision for income taxes	-	-	-	-

Net income (loss)	310,688	929,862	100,230	(2,302,772)

Non-controlling interest in loss of consolidated subsidiaries	455	460	1,370	1,384

Net income (loss) attributable to the Company	$311,143	$930,322	$101,600	$(2,301,388)

Weighted average number of common shares outstanding Basic	579,136,120	167,031,611	442,361,280	93,789,412

Diluted	636,500,120	167,051,758	449,531,780	93,789,412

Net income (loss) per common share - basic and diluted	$0.00	$0.01	$0.00	$(0.02)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to the Company	$101,600	$(2,301,388)
Non-controlling interest in loss of consolidated subsidiaries	(1,370)	(1,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	386	1,624
Stock-based compensation	47,254	-
(Gain) loss on derivative liabilities	(255,188)	247,849
(Gain) loss on extinguishment of liabilities	(207,803)	1,365,521
Amortization of debt discount	61,320	375,617
Amortization of deferred loan costs	-	8,822
Increase (decrease) in liabilities:
Accounts payable	23,187	2,515
Accrued expenses	106,321	229,279
Net cash used in operating activities	(124,293)	(71,545)

Cash flows from investing activities:
Decrease in deposits	-	10,000
Net cash provided by investing activities	-	10,000

Cash flows from financing activities:
Proceeds from common stock payable	37,563	65,000
Proceeds from issuance of common stock	1,000	-
Proceeds from convertible notes payable	84,782	-
Net cash provided by financing activities	123,345	65,000

Net increase (decrease) in cash	(948)	3,455
Cash at the beginning of the period	1,030	141

Cash at the end of the period	$82	$3,596
Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Common stock for common stock payable	236,783	-
Additional paid-in capital for common stock payable	2,827,549	-
Notes payable converted to common stock	56,100
Derivative liabilities converted to common stock	156,283
Common stock payable contributed to capital	90,000
Derivative liabilities for debt discount	63,914
Common stock for accounts payable	5,725
Common stock for accrued expenses	208,219
Adjustment to common stock and additional paid-in capital	-	(39)
Accrued expenses contributed to capital	-	2,063,468
Preferred stock and accrued dividends converted to common stock payable	-	(1,410,685)
Notes payable converted to common stock payable	-	1,950,000
Notes payable – related party contributed to capital	-	149,253

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2017
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

Derivative liabilities

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the conversion feature of one of our convertible notes payable as a derivative. We estimate the fair value of the derivatives using the Black-Scholes option pricing model and multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$48,062	$-	$-	$48,062

April 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$395,619	$-	$-	$395,619

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended January 31, 2017 and 2016 and the nine months ended January 31, 2017, potential dilutive securities included 57,364,000, 20,147 and 7,170,500 shares issuable for in-the-money warrants and shares issuable for convertible debt, respectively, using the treasury stock method. For the nine months ended January 31, and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $30,053,527 and a total stockholders’ deficit of $2,397,128 at January 31, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the past few years, Tydus Richards, the former Chairman of our board of directors and shareholder, made certain payments on behalf of the Company. The Company has partially reimbursed Mr. Richards for these advances. As of January 31, 2017 and April 30, 2016, a remaining balance payable of $31,633 is included in accrued expenses – related party.

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

Accounts payable to related parties, comprised of amounts payable to The Maple Gas Corporation, totaled $9,010 and $0 at January 31, 2017 and April 30, 2016, respectively.

Accrued expenses (see Note 6) to related parties totaled $69,108 and $64,420 as of January 31, 2017 and April 30, 2016, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2017	April 30, 2016

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(25,023)	(24,637)

	$-	$386

Depreciation and amortization expense totaled $0 and $363 for the three months ended January 31, 2017 and 2016, respectively, and $386 and $1,624 for the nine months ended January 31, 2017 and 2016, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2017	April 30, 2016

Accrued payroll	$30,090	$240,309
Accrued consulting	75,633	75,633
Accrued interest	778,645	670,324
Other	62,541	62,541

	$946,909	$1,048,807

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	January 31, 2017	April 30, 2016

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%	25,000	25,000
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%	50,000	50,000

	$375,000	$375,000

Accrued interest payable on notes payable, currently in default, totaled $307,415 and $276,477 at January 31, 2017 and April 30, 2016, respectively.

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2017	April 30, 2016

Note payable to an accredited investor, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the president and CEO of the Company	$120,000	$120,000

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

Note payable pursuant to Settlement Agreement, non- interest bearing, repaid in March 2017 (Note 13), net of discount of $2,594	26,088	-

Total	$221,089	$195,001

Accrued interest payable on convertible notes payable, currently in default, totaled $137,879 and $112,058 at January 31, 2017 and April 30, 2016, respectively.

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

On October 28, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc. (“RCP”). Pursuant to the Settlement Agreement, as amended, RCP has purchased certain outstanding payables between the Company and designated vendors totaling $84,782 (the “Payables” or “Claims”) and will exchange the portion of such Payables assigned for a Settlement Amount payable in common shares of the Company.

In settlement of the Claims, the Company shall issue and deliver to RCP, in one or more tranches as necessary, shares of the Company’s common stock (“Common Stock”), subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to satisfy the Claims amount at a 50% discount to market based on the market price during the valuation period as defined in the Settlement Agreement. We identified this conversion feature as a derivative and have estimated the fair value of the derivative using the Black-Scholes option pricing model. The Company also issued 7,000,000 shares of Common Stock as a settlement fee on October 31, 2016.

On October 28, 2016, a circuit court in Florida issued an order confirming the fairness of the terms of the Settlement Agreement within the meaning of exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933.

The Company’s creditors received a total of $84,782 pursuant to the Settlement Agreement, and through January 31, 2017, the Company issued to RCP a total of 452,000,000 shares of the Company’s common stock in conversion of $56,100 note principal.

Subsequent to January 31, 2017, the Settlement Agreement was terminated (see Note 13).

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

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As the conversion took place at below the market price and not within the terms of the agreement on the date of conversion, a loss of $75,328 was recorded. As of January 31, 2017 and April 30, 2016, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock totaled $333,351 and $281,789 as of January 31, 2017 and April 30, 2016, respectively.

The Company recorded interest expense, which included amortization of debt discount on certain debt in prior years, totaling $36,118 and $36,169 for the three months ended January 31, 2017, respectively, and $153,055 and $493,166 for the nine months ended January 31, 2017 and 2016, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the variable conversion price feature of our convertible note payable issued in the Settlement Agreement as a derivative.

During the nine months ended January 31, 2017, we had the following activity in our derivative liabilities:

Balance, April 30, 2016	$395,619
Derivative liabilities recorded as debt discount	63,914
Debt conversions	(156,283)
Change in fair value of derivative liabilities	(255,188)

Balance, January 31, 2017	$48,062

The Company calculated the fair value of the derivatives associated with warrants using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows for issuances of warrants:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rates ranging from 1.49% – 1.54%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 104% to 109%

We calculated the fair value of the derivatives associated with the Settlement Agreement using the Black-Scholes option pricing model. Key inputs and assumptions in valuing the Company’s derivative liabilities are as follows for convertible note payable:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rates ranging from 0.35% – 0.53%

•	Computed volatility ranging from 172% – 396%

•	Dividend yield was assumed at 0%

•	Years to maturity ranging from .10 – .35 years

•	Conversion price of debt ranging from $0.00005 – $0.00245 per share

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 6, 2016, the Company amended its articles of incorporation to increase its authorized shares to 1,000,000,000 common shares and 10,000,000 preferred shares, and as of November 29, 2016, increased its authorized common shares to 3,000,000,000 shares. The increase in authorized shares has been given retroactive effect in the accompanying condensed consolidated financial statements for all periods presented.

Stock Issuances

During the nine months ended January 31, 2017, the Company issued a total of 731,491,509 shares of its common stock: 194,999,999 shares in conversion of notes payable in default of $2,925,000; 41,784,320 shares in a private placement for $118,230 cash and $60,000 in services; 7,000,000 shares as a fee valued at $34,300 and 452,000,000 shares in conversion of $56,100 note principal pursuant to the Settlement Agreement (Note 7) and $156,283 in associated derivative liabilities; 5,000,000 shares for cash of $1,000, 2,082,190 shares in settlement of accrued expenses of $208,219 and 28,625,000 shares in payment of accounts payable for services of $5,725.

On May 2, 2016, the Company issued 194,999,999 shares of its common stock to a related party pursuant to the conversion of notes payable in default (see Note 4), reducing stock subscriptions payable by $2,925,000.

The Company initiated in fiscal year 2016 a private placement to qualified investors for cash and services. A total of $118,230 cash and $60,000 in services was received, including $49,200 cash from related parties, for a total of 41,784,320 common shares of the Company and a total of 43,025,313 warrants. The warrants entitle the investors to purchase common shares at exercise prices of $0.0001 and $0.01 per share through March 1, 2022. Of the common shares issued, 1,096,397 shares were issued in July 2016, 27,740,423 shares were issued in December 2016 and 12,947,500 shares were issued in January 2017.

On October 31, 2016, the Company issued 7,000,000 shares of its common stock as a fee valued at $34,300 to an institution lender pursuant to a Settlement Agreement (see Note 7). During November 2016 through January 31, 2017, the Company issued the lender a total of 452,000,000 shares of the Company’s common stock in conversion of $56,100 note principal.

On January 19, 2017, the Company issued 5,000,000 shares of its common stock to an investor for $1,000 cash.

On January 24, 2017, the Company entered into an agreement with a former employee to issue 2,082,190 shares of the Company’s common stock in settlement of accrued salaries of $208,219, and recognized a gain on extinguishment of liabilities of $207,803.

On January 24, 2017, the Company issued 28,625,000 shares of its common stock to a consultant in payment of services valued at $5,725.

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the nine months ended January 31, 2017.

A summary of stock option activity during the nine months ended January 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2016	2,000,000	$0.35	5.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, January 31, 2017	2,000,000	$0.35	5.10

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the three months and nine months ended January 31, 2017 and 2016 related to stock option grants. There was no unrecognized stock option expense at January 31, 2017.

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

A summary of warrant activity during the nine months ended January 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2016	11,522,170	$0.01	5.84

Granted	65,138,143	$0.01
Canceled / Expired	-	-
Exercised	-	-

Outstanding, January 31, 2017	76,660,313	$0.01	5.04

Common Stock Reserved

At January 31, 2017, 76,660,313 shares of the Company’s common stock were reserved for issuance of outstanding warrants.

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

Amendment of Articles of Incorporation

On March 7, 2017, the holders of more than 50.1% of the outstanding shares of common stock of the Company executed their written consent in lieu of special meeting approving an amendment and restatement of the articles of incorporation to provide for an increase in the authorized shares of common stock from 3,000,000,000 to 10,000,000,000 shares. In addition, the articles of incorporation will be amended to provide for two classes of common shares: (i) Class A Shares, having one vote per share, and (ii) Class B Shares, with 10 votes per share. All of the currently outstanding shares of common stock will be reclassified as Class A Shares, except that all of the Purchased Shares issued or to be issued in the Refinery transaction will be Class B Shares. Other than the provisions of the voting rights, the two classes of shares of common stock will have equal terms and conditions. As of the date of filing of this report, these amendments to the articles of incorporation have not been filed.

Settlement Agreement

As discussed in Note 7, on October 28, 2016, the Company entered into a Settlement Agreement with RCP. Pursuant to the Settlement Agreement, as amended, RCP purchased a total of $84,782 outstanding payables from the Company for shares of common stock of the Company. During November 2016 through January 2017, we have issued a cumulative total of 452,000,000 common shares pursuant to the Settlement Agreement and, as of March 9, 2017, we issued an additional 37,000,000 common shares and have terminated any further obligation to issue shares. Our creditors will not receive further funding from the Settlement Agreement.

Other Common Shares Issued

Subsequent to January 31, 2017, the Company issued a total of 27,727,733 shares of its common stock to investors for cash of $15,500 and 2,631,579 shares of its common stock to a consultant for services valued at $9,737.

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

The Refinery Transaction provides for the Company to issue the Purchased Shares in two tranches, of which the First Tranche of 1,500,000,000 shares was issued on March 4, 2017. The Second Tranche of 5,500,000,000 shares is to be issued once the Company’s Articles of Incorporation are amended to increase the number of authorized shares of common stock. In addition, the Second Tranche amount of shares will be adjusted (up or down) subject to valuation of the Refinery Transaction by a third party outside consultant.

Completion of the Project is subject to the receipt of required governmental permits and completion of required debt and equity financing.

Results of Operations

We recorded net income of $100,230, or $0.00 per share, for the nine months ended January 31, 2017 and a net loss of $2,302,772, or $(0.02) per share for the nine months ended January 31, 2016.

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $38,766 to $21,759 for the three months ended January 31, 2017 from $60,525 for the three months ended January 31, 2016 and decreased $46,612 to $148,000 for the nine months ended January 31, 2016 from $194,612 for the nine months ended January 31, 2016. The decrease is due to reduced payroll and operating expenses as we have focused on our new development strategy, partially offset by increased professional fees in the current fiscal year.

Depreciation and Amortization Expense

Our property and equipment is fully depreciated as of January 31, 2017; therefore, our depreciation and amortization expenses are not currently material to our operations. Depreciation and amortization expenses were $0 and $363 for the three months ended January 31, 2017 and 2016, respectively, and $386 and $1,624 for the nine months ended January 31, 2017 and 2016, respectively.

Other Income (Expense)

Our interest expense increased $61,267 to $97,436 for the three months ended January 31, 2017 from $36,169 for the three months ended January 31, 2016, primarily due to increased amortization of debt discount on the convertible note associated with the Settlement Agreement. Our interest expense decreased $278,791 to $214,375 for the nine months ended January 31, 2017 from $493,166 for the nine months ended January 31, 2016 due to a reduction in our interest-bearing indebtedness, partially offset by the fees incurred on and debt discount amortization associated with the Settlement Agreement.

We reported a gain on derivative liabilities of $222,080 and $1,026,919 for the three months ended January 31, 2017 and 2016, respectively. We reported a gain on derivative liabilities of $255,188 for the nine months ended January 31, 2017 and a loss on derivative liabilities of $247,849 for the nine months ended January 31, 2016. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. We also identified the variable conversion price feature of the Settlement Agreement as a derivative and estimated the fair value of the derivative using the Black-Scholes option pricing model. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on extinguishment of accrued salaries of $207,803 for the three months ended January 31, 2017. We had no gain or loss on extinguishment of accrued salaries for the three months ended January 31, 2016. We reported a gain on extinguishment of accrued salaries of $207,803 for the nine months ended January 31, 2017 and a loss on extinguishment of debt of $1,365,521 for the nine months ended January 31, 2016. Our gains or losses on extinguishment of debt result primarily from the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We record the value of the shares issued at the current market price, which may be either lower or higher than the conversion price per share, resulting in a gain or loss on conversion.

Net Income (Loss)

As a result of the above, we reported net income of $310,688 and $929,862 for the three months ended January 31, 2017 and 2016, respectively, net income of $100,230 for the nine months ended January 31, 2017 and a net loss of $2,302,772 for the nine months ended January 31, 2016.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Non-controlling interest in loss of consolidated subsidiaries was $455 and $460 for the three months ended January 31, 2017 and 2016, respectively, and $1,370 and $1,384 for the nine months ended January 31, 2017 and 2016, respectively.

Net Income (Loss) Attributable to the Company

Net income attributable to the Company was $311,143 and $930,322 for the three months ended January 31, 2017 and 2016, respectively, and $101,600 for the nine months ended January 31, 2017. Net loss attributable to the Company was $2,301,388 for the nine months ended January 31, 2016.

Liquidity and Capital Resources

Introduction

As of January 31, 2017, we had current assets of $82, comprised of cash, and current liabilities of $2,397,210, resulting in a working capital deficit and a total stockholders’ deficit of $2,397,128. Included in our current liabilities as of January 31, 2017 are derivative liabilities of $48,062, which we do not anticipate will require the payment of cash.

Because of our continuing operating losses, we have not generated positive operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and warrants and debt financing.

During the nine months ended January 31, 2017, financing of $37,563 was provided by common stock and warrant subscriptions in a private placement, $1,000 provided by the sale of common stock and $84,782 from a Settlement Agreement.

Private Placement

We recently completed a private placement of common stock and warrants to qualified investors for cash and services. During fiscal year 2016 and through January 31, 2017, $118,230 cash and $60,000 in services had been received, including $49,200 cash from related parties, for a total of 41,784,320 common shares of the Company and a total of 43,025,313 warrants. The warrants entitle the investors to purchase common shares at exercise prices of $0.0001 and $0.01 per share through March 1, 2022. Of the common shares issued, 1,096,397 shares were issued in July 2016, 27,740,123 shares were issued in December 2016 and 12,947,500 shares were issued in January 2017.

Settlement Agreement and Stipulation

On October 28, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc. (“RCP”). Pursuant to the Settlement Agreement, as amended, RCP has purchased certain outstanding payables between the Company and designated vendors totaling $84,782 (the “Payables” or “Claims”) and will exchange the portion of such Payables assigned for a Settlement Amount payable in common shares of the Company.

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

The Company’s creditors received a total of $84,782 pursuant to the Settlement Agreement, and through January 31, 2017, the Company issued to RCP a total of 452,000,000 shares of the Company’s common stock in conversion of $56,100 note principal.

As of March 9, 2017, we issued an additional 37,000,000 common shares and have terminated any further obligation to issue shares. Our creditors will not receive further funding from the Settlement Agreement.

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

Sources and Uses of Cash

We used net cash of $124,293 in operating activities for the nine months ended January 31, 2017 as a result of net income attributable to the Company of $101,600, non-cash expenses totaling $108,960 and increases in accounts payable of $23,187 and accrued expenses of $106,321, partially offset by non-controlling interest in loss of consolidated subsidiaries of $1,370 and non-cash gains totaling $462,991.

By comparison, we used net cash of $71,545 in operating activities for the nine months ended January 31, 2016 as a result of net loss attributable to the Company of $2,301,388 and non-controlling interest in loss of consolidated subsidiaries of $1,384, partially offset by non-cash expenses totaling $1,999,433 and increases in accounts payable of $2,515 and accrued expenses of $229,279.

We had no net cash provided by or used in investing activities for the nine months ended January 31, 2017. We had net cash provided by investing activities of $10,000 for the nine months ended January 31, 2016, comprised of decrease in deposits.

We had net cash provided by financing activities was $123,345 for the nine months ended January 31, 2017, comprised of proceeds from common stock payable of $37,563, proceeds from issuance of common stock of $1,000 and proceeds from convertible note payable of $84,782. Net cash provided by financing activities was $65,000 for the nine months ended January 31, 2016 from proceeds from common stock payable.

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

Derivative liabilities

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the conversion feature of one of our convertible notes payable as a derivative. We estimate the fair value of the derivatives using the Black-Scholes option pricing model and multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$48,062	$-	$-	$48,062

April 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$395,619	$-	$-	$395,619

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of January 31, 2017, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of January 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2017, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2017, the Company issued 40,687,923 shares of its common stock in a private placement to qualified investors for cash of $108,230 and services valued at $60,000, 5,000,000 shares to an individual for cash of $1,000, 2,082,190 shares to an individual in payment of accrued salaries of $208,219 and 28,625,000 shares to an individual for services valued at $5,725.

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

MMEX Resources Corporation

Dated: March 28, 2017	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

