Form 10-Q/A
period 2017-01-31
MMEX Resources Corp
filed 2017-03-29
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to our Quarterly Report on Form 10-Q for the period ended January 31, 2017 ("Form 10-Q"), filed with the United States Securities and Exchange Commission ("Commission") on March 28, 2017 ("Original Filing Date"), solely to furnish the correct Interactive Data File exhibits required by Item 601(b) (101) of Regulation S-K.  Due to computer and/or software errors on March 28, 2017, the incorrect Interactive Data File exhibits were uploaded from the previously reported period.

No other changes have been made to the Quarterly Report on Form 10-Q for the period ended January 31, 2017, by MMEX Resources Corporation.  This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not, except for the submission of the aforesaid XBRL files, modify or update in any way the disclosures made in the Quarterly Report on Form 10-Q for the period ended January 31, 2017, by MMEX Resources Corporation.

As set forth in Item 6 of Part II, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

i

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

MMEX Resources Corporation

Dated: March 29, 2017	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

