Form 10-K
period 2017-04-30
MMEX Resources Corp
filed 2017-07-28
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.0049 per share) at October 31, 2016) (the second quarter end date) was approximately $836,800.

As of July 28, 2017 there were 1,453,013,078 shares of the issuer’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2017

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements. These statements, which are not historical in nature, include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Annual Report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

Item 1: Business

Background of the Company

MMEX Resources Corporation was formed as a Nevada corporation in 2005. The current management team lead an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed on September 23, 2010 and changed the Company’s name to MMEX Mining Corporation on February 11, 2011. We previously unsuccessfully pursued mining and coal projects that have since been abandoned. We have never generated any revenues and have accumulated losses of $36,918,594 as of April 30, 2017.

The Company was engaged in the exploration, extraction and distribution of coal from September 23, 2010 until April 12, 2016. As of April 12, 2016, the Company changed its business to the exploration, extraction, refining and distribution of oil, gas, petroleum products and electric power. Effective as of April 6, 2016, the Company changed its name from MMEX Mining Corporation to MMEX Resources Corporation to reflect the change in its business plan.

We are a development stage company engaged in the exploration, extraction, refining and distribution of oil, gas, petroleum products and electric power. We plan to focus on the acquisition, development and financing of oil, gas, refining and electric power projects in Texas, Peru, and other countries in Latin America using the expertise of our principals to identify, finance and acquire these projects.

On March 31, 2017, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 3,000,000,000 to 5,000,000,000 and to provide for two classes of common stock: Class A common stock, having one vote per share, and Class B common stock, having 10 votes per share.

Current Business Operations and Strategy

The most significant focus of our current business plan is to build crude oil refining facilities in the Permian Basin in West Texas. We intend to commence operations with a 10,000 bpd Distillation Unit that will produce a non-transportation grade diesel primarily for sale in the local market for drilling frac fluids, along with naptha and heavy fuel oil to be sold to other refiners. We also anticipate constructing a crude oil refinery with up to a 100,000 bpd capacity at the same location in West Texas.

The Company is focusing on the Distillation Unit first in an effort to build and commence operations, and ultimately generate cash flow, on an expedited basis. The permitting process is significantly shorter for construction of the Distillation Unit and is expected to be 45 days while the permitting process for the Large Refinery is expected to be 12-18 months. Additionally, the construction of the Distillation Unit will require significantly less capital than the construction of the Large Refinery. As a result, less capital will be required to build and complete the project and generate revenue and profits.

On March 4, 2017, the Company entered into an agreement with Maple Resources, a related party, to acquire all of Maple Resources’ right, title and interest in plans to build the Refinery. The Company agreed to acquire such rights in exchange for the issuance of 7,000,000,000 shares of Class B common stock. The shares were to be issued in two tranches, a first tranche of 1,500,000,000 shares issued on March 4, 2017 and a second tranche of 5,500,000,000 shares to be issued after the Company’s articles of incorporation were amended to increase the number of authorized shares of common stock. Following the issuance of the first tranche of 1,500,000 shares, Maple Resources agreed to forego the issuance of the second tranche of shares. Accordingly, no further shares will be issued to Maple Resources as part of this transaction.

These projects will be built on 476.145 acres located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad. If successfully developed, the Refinery would connect to existing railways and pipelines to market diesel, gasoline, liquefied petroleum gas and other refined products within the U.S., with the potential to market these products and crude oil to western Mexico and South America. If completed, the Large Refinery will be one of the first full scale oil refineries built in the United States in more than 40 years.

According to a report the Company received from VFuels Oil & Gas Engineering, the cost of a Distillation Unit with a 10,000 bpd capacity would be approximately $50 million. According to a report the Company received from KP Engineering, the cost of a 50,000 bpd refinery is estimated to be approximately $500 million and the cost of a 100,000 bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed.

Constructing the Refinery will require a significant number of governmental permits and approvals. The principal permit for the construction of the Refinery is the Air Permit issued by the TCEQ and significant construction will not begin until we have received the Air Permit. Trinity Consultants, the Company’s air quality permit advisor, estimates it will take approximately 45 days to obtain the Air Permit for the Distillation Unit once the permit is filed and approximately 18 months to obtain the Air Permit for the Large Refinery. According to VFuels Oil & Gas Engineering, construction for the Distillation Unit would take approximately 15 to 18 months following the receipt of its Air Permit. KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of its Air Permit

The cost of construction is very significant and we intend to finance such costs through debt and equity offerings in additional to traditional project financing from banks or other large institutional investors. Such large financial institutions will require engineering, marketing and feasibility studies. In order to attract the significant capital necessary to build the Refinery, the Company will have to fund the cost of these reports and studies, likely out of equity raises.

We plan on marketing and distributing refined products in the Western areas of the United States and Mexico, and we may export product to Latin America. The diesel produced by the Distillation Unit will be marketed and sold locally, primarily for use in drilling frac fluids, and likely transported by truck or by existing railroad systems. Any other refined products produced from the operation of the Distillation Unit (principally ATBs and naptha) would be shipped to other refineries, primarily in the Corpus Christi, Texas area, by pipeline and existing railroad systems for further processing.

The Refinery will be located on the Texas Pacifico Railroad rail route 20 miles Northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. Once needed repairs are finished to the tracks and railway, the Texas Pacifico Railroad will connect to the Ferromex RR in Ojinago, Mexico, giving us access to the western Mexico markets.

The Texas Department of Transportation owns the Texas Pacifico Railroad, which runs from the San Angelo Junction, near Coleman, Texas, to the Texas-Mexico border at Presidio. The Texas Pacifico Railroad entails approximately 371 miles of track and interchanges with BNSF Railway and Fort Worth and Western Railroad. The Texas Pacifico Railroad is operated by Texas Pacifico Transportation LTD, a subsidiary of Grupo Mexico. Our planned Refinery is located on the Texas Pacifico Railroad rail route approximately 20 miles northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. The Texas Pacifico Railroad will connect to the Ferromex Railroad at Ojinaga, Mexico.

Management Expertise in Oil, Gas, Refining and Electric Power Project Development and Project Finance Development

The Board of Directors has decided to focus the Company’s efforts in the oil, gas, refining and electric power business in the U.S. and in Latin America. The principal reasons behind this shift in focus is to capitalize on the experience and expertise of the MMEX management team, its directors and principal stockholders. MMEX management has over 30 years of experience in natural resource project development and project financing in North and South America and the U.K. In addition, MMEX directors and principal stockholders with oil, gas, refining and electric power experience will bring this expertise into the Company.

MMEX principals formed Maple Resources Corporation (“Maple Resources”) in 1986 to engage in the evaluation, acquisition and development of oil & gas, refining, power generation, natural gas transmission and processing energy projects in the western United States and Latin America. Maple Resources and its principals have engaged in a number of oil and gas acquisitions and dispositions and ultimately acquired assets that included 10 gas processing plants and approximately 770 miles of natural gas gathering lines and transmission infrastructure. In 1992, Maple Resources sold substantially all of its existing US-based assets and began to pursue energy projects in Latin America, particularly in Peru through its affiliate The Maple Gas Corporation del Peru Ltd (“Maple Peru”). In 1993, Maple Peru began developing the Aguaytía Project, an integrated natural gas and electric power generation and transmission project. This US$ 273 million project involved the first commercial development of a natural gas field in Peru, as well as the construction and operation of approximately 175 miles of hydrocarbon pipelines, a gas processing plant, a fractionation facility, a 153 MW power plant and the related 392 km of electricity transmission lines. The Aguaytía Project began commercial operation in 1998. Maple Peru also acquired a 4,000 bpd refinery in Pucallpa along with 3 producing oil fields.

Proposed Organizational Structure

The Company expects to operate the Distillation Unit through its subsidiary, Pecos Refining, and to operate the Large Refinery through another subsidiary set up for such purpose. Currently, Pecos Refining is wholly-owned by the Company and the Company serves as its sole manager. However, the construction of the Distillation Unit and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that the Subsidiaries will obtain equity and debt financing to finance the cost of construction. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership in the Subsidiaries will be diluted and our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries. In addition, while intend to retain managerial control of the Subsidiaries, it is possible that equity investors will require representation on the board of managers in connection with their equity investments.

Location and Logistics

The Refinery will be located in the Permian Basin, which holds some of the largest tapped and untapped oil and gas reserves in the world. The Permian Basis is located principally in West Texas. While production in the Permian Basin in the past had been in decline, the development of hydraulic fracturing in shale zones reversed the trend, and the cost of developing oil and gas reserves from shale formations (the driver of recent US increases in production) is lower in the Permian Basin than in other areas of the US. For this reason, the activity in the Permian Basin has recently been expanding and drawing the interest of major oil and gas companies. We believe that the Permian Basin will be the major domestic producing region in the country for decades to come.

The Refinery will be located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad and in the Permian Basin. We have obtained an option to acquire the land necessary to construct the facility. The exercise price of the option is $275,000, and the option term runs until October 1, 2017. The Refinery site is 476.145 acres and the rail line runs through a corner of the property.

There are six refineries in the Permian Basin located at El Paso, Texas; McKee, Texas; Borger, Texas; Big Spring, Texas; and Artesia, New Mexico. The total capacity of these refineries is 640,500 bpd. These refineries are older refineries designed to process historic production from the Permian Basin. As such, these refineries do not take high-API production or discount it significantly, such as the production being produced from the hydraulically-fractured shale zones in which the current increase in production is occurring in the Permian Basin. Moreover, the increasing amount of shale oil production has outpaced these refineries’ ability to process the new crude oil production. For these reasons, much of the new shale production is currently being exported out of the Permian Basin. Significant infrastructure improvements have been developed and announced to move Permian Basin production to the Texas Gulf Coast. According to the EIA, these infrastructure improvements have and will decrease the discount to WTI pricing that has often plagued the sale of Permian Basin shale crude in the recent past. The Company believes that while the construction of crude oil pipelines from the Permian Basin to the significant refining infrastructure in the Texas Gulf Coast might decrease discounts, pipeline companies will charge significant fees to transport the new shale production out of the Permian Basin, resulting, in effect, in a continued discount for such production, compared to the delivered price to the Refinery.

The Refinery will be located near the major producing shale areas of the Permian Basin in Reeves and Pecos counties. The Company has signed a letter of intent with a significant mid-stream crude oil and pipeline company to supply 50,000 bpd of crude oil production to the Refinery. The Company believes that this arrangement can be expanded to 100,000 bpd should the Company choose to build a 100,000 bpd facility. The arrangement is subject to substantial conditions and there is no assurance that the arrangement can be successfully implemented with this particular company. But, the Company believes there are a number of alternative means of delivering the ever-increasing supply of oil shale production from the Permian Basin to the Refinery site, whether by truck, construction of gathering pipelines by another company or by rail.

The Company’s business plan includes the export of gasoline, diesel and other products produced from the Refinery. The export of gasoline and diesel production is particularly attractive because, as noted above, exported gasoline and diesel does not bear any RIN costs, which is a significant cost of domestic refiners. The export of gasoline and diesel will therefore be a significant way to increase profits of the Refinery.

There are opportunities to sell refined products domestically, and there are significant refined product pipelines throughout the Permian Basin. Indeed, for some of the products produced by the Refinery, such as ATBs, the logical market is other domestic refineries that are designed to use these products as feedstock. The Company has had favorable preliminary discussions with product pipeline companies regarding the transport of the refined products from the Refinery, but there are no arrangements or contracts in place.

Transportation

We will likely be transporting refined products primarily by rail. Both the U.S. Department of Transportation and its agency, the Federal Railroad Administration, have issued regulations pertaining to the shipment of crude oil and refined products. In addition, TxDOT has its own set of regulations pertaining to these matters, and Mexico will have additional regulations governing the transport of refined products and crude oil. As part of the construction of the Refinery, we will develop procedures and policies in connection with our shipping partners and buyers to comply with all relevant regulations.

We intend to transport the diesel production from our Distillation Unit by truck or by existing railroad systems within the Permian Basin for use in drilling fracking markets. We intend to transport other of our refined products, principally ATBs and naptha, to other refineries, primarily in the Houston and Corpus Christi, Texas areas, by pipeline and existing railroad systems for further processing.

TxDOT owns the Texas Pacifico Railroad, which runs from the San Angelo Junction, near Coleman, Texas, to the Texas-Mexico border at Presidio. The Texas Pacifico Railroad entails approximately 371 miles of track and interchanges with BNSF Railway and Fort Worth and Western Railroad. The Texas Pacifico Railroad is operated by Texas Pacifico Transportation LTD, a subsidiary of Grupo Mexico. Our planned Refinery is located on the Texas Pacifico Railroad rail route approximately 20 miles northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. The Texas Pacifico Railroad will connect to the Ferromex Railroad at Ojinaga, Mexico.

We plan to transport refined product on the Texas Pacifico Railroad and significant investments are required to upgrade the railroad. TxDOT owns the Texas Pacifico Railroad, which runs from the San Angelo Junction, near Coleman, Texas, to the Texas-Mexico border at Presidio. There are two significant infrastructure improvement projects that TxDOT must be complete before we will be able to use the Texas Pacifico Railroad to transport our production to Mexico as we have planned.

The international railroad bridge, located at the southwestern end of the rail line connecting Presidio, TX to Ojinaga, Mexico burned on two separate occasions, February 29, 2008 and March 1, 2009. TxDOT and Texas Pacifico Transportation LTD, the company that operates the Texas Pacifico Railroad, plan to rebuild the bridge allowing access to Mexico and increased business potential. Current estimates place construction cost at approximately $10 million. The bridge is currently in the permitting process. A recent project schedule shows the completion date to be in December 2017.

In addition, the railroad track between Alpine and Presidio may be upgraded as traffic requires through the area. The upgrade capital improvements required on the Texas Pacifico Railroad to transport significant volumes of traffic are estimated by TxDOT to be in the range of $100 million to $150 million. Our business plan to market refined products into Western Mexico and to export refined products to Latin America will depend on the completion of the international bridge at Presidio/Ojinaga and the capital investment on the Texas Pacifico Railroad railroad. There is no assurance that these capital improvements will be made. If these capital improvements are not made, our business prospects and results of operations could be materially negatively impacted.

The Company business plan may also include marketing diesel, gasoline and other refined products in the western areas of Mexico and to transport those products along Grupo Mexico’s rail lines to the Mexican port of Topolobampo located on the Gulf of Mexico for export to Latin America. This business plan depends on the completion of the track upgrades and the completion of the bridge at Presidio/Ojinaga. The Company believes that the market exists in Western Mexico and in Latin America for the refined products that it plans to ship, but it has no arrangements in place to market and sell its products in those areas.

Construction of the Refinery

The Large Refinery would cover approximately 250 acres of the 476.145 acre property on which the Company holds an option. Before construction on the Refinery can commence, the Company must obtain all required permits. The Distillation Unit would cover approximately 15 acres of the property. Constructing the Refinery will require a significant number of governmental permits and approvals. The principal permit for the construction of the Refinery is the Air Permit issued by the TCEQ and significant construction will not begin until we have received the Air Permit. Trinity Consultants, the Company’s air quality permit advisor, estimates it will take approximately 45 days to obtain the Air Permit for the Distillation Unit once the permit is filed and approximately 18 months to obtain the Air Permit for the Large Refinery. We cannot submit the Air Permit until we have settled on a preliminary configuration for the Distillation Unit with VFuels Oil & Gas Engineering and for the Large Refinery with KP Engineering. According to VFuels Oil & Gas Engineering, construction for the Distillation Unit would take approximately 15 to 18 months following the receipt of its Air Permit. KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of its Air Permit.

The Company has hired VFuels Oil & Gas Engineering to advise it with respect to the construction of the Distillation Unit. Vfuels has prepared a preliminary report regarding the estimated cost and time-line for construction of the Distillation Unit. VFuels has estimated the cost of a 10,000 bpd facility to be approximately $50 million. This estimate is only a preliminary estimate and is subject to substantial change when additional engineering is completed. VFuels has estimated that the completion of the Refinery would take approximately 15 to 18 months following the receipt of the Air Permit.

The Company has hired KP Engineering to advise it with respect to the construction of the Refinery. KP Engineering has prepared a preliminary report regarding the estimated cost and time-line for construction of the Refinery. KP Engineering has estimated the cost of a 50,000 bpd refinery to be approximately $500 million and the cost of a 100,000 bpd refinery to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed. KP Engineering has estimated that the completion of the Refinery would take from 15 to 18 months following the receipt of the Air Permit.

Building a refinery is a complicated, costly and time-consuming process. The preliminary report from KP Engineering must be followed by other detailed engineering reports. But, these reports are all essential to the financing of the construction and development of the Refinery.

Employees

As of April 30, 2017, we had no employees and our executive officer and our two directors currently do not receive compensation. We contract for all professional services when needed.

INDUSTRY OVERVIEW

Background on Refining

Oil refining is the process of separating hydrocarbon molecules present in crude oil and converting them into marketable, finished petroleum products, such as gasoline, diesel fuel, jet fuel, lubricants and petrochemicals. Refining is primarily a margin-based business where both the feedstock (primarily crude oil) and refined petroleum products are commodities with fluctuating prices. Refiners create profit by selling refined petroleum products at prices higher than the costs of acquiring crude oil and other feedstocks, and by managing operating costs. It is important for a refinery to maximize the yields of high value finished products and to minimize the costs of feedstock and operating expenses. Access to robust supply and distribution infrastructure such as pipelines or rail infrastructure that can deliver low-cost crude oil and provide for the delivery of refined products is also a key driver of profitability.

The United States has historically been the largest consumer of petroleum-based products in the world. According to the U.S. Energy Information Administration’s (the “EIA”) 2016 Refinery Capacity Report, there were 139 operating oil refineries in the United States in January 2015, with a total refining capacity of approximately 18.2 million bpd. High capital costs, historical excess capacity and environmental regulatory requirements have limited the construction of new refineries in the United States over the past 35 years and reduced the number of refineries from 254 in 1982 to 139 in 2016. Domestic operating refining capacity has increased at a compounded annual growth rate of 0.3% between January 1982 and January 2016, from 16.1 million bpd to 18.2 million bpd, according to the EIA. This net increase in capacity is the result of efficiency measures and expansions at various refineries, partially offset by the closure of more than 115 smaller and less efficient refineries. The Refinery, if built, will be the first fully-new large scale refinery built in the United States in the last 40 years.

Ownership of Refineries

Refineries are owned by either integrated oil companies or independent entities. Integrated oil companies have upstream operations, which are concerned with the exploration and production of crude oil, combined with downstream businesses such as refining, marketing, logistics and petrochemicals.

An independent refiner has no proprietary crude oil production, and it purchases its feedstocks on the open market under term or spot contracts. Refiners distribute their products through bulk, wholesale or retail channels under term and spot contracts. Many refiners, both integrated and independent, distribute part of their refined products through retail outlets.

Based on data from EIA, in recent years, many integrated oil companies have sought to lower their exposure to the refining sector. Because of this trend, the refining industry increasingly must rely on its own operations for its profitability. We believe this trend will continue.

Refining Basics

Refineries are uniquely designed to process specific types of crude oils into selected products. In general, each of a refinery’s different process units performs one of three functions:

•	separate through distillation the many types of hydrocarbons present in crude oil into a number of different components, ranging from light to heavy;

•	catalytically or thermally convert the separated hydrocarbons into more desirable products; and

•	treat the products by removing unwanted elements and compounds.

Each function in the refining process is designed to maximize the value of the refined petroleum products produced. Below is a general description of refinery process units. Not all refineries possess each of these units.

Distillation

Typically crude oil is initially processed at a refinery in the atmospheric and vacuum distillation units. Crude oil is separated by boiling point in the distillation units under high heat and low pressure and recovered as hydrocarbon fractions. The lowest boiling fractions, including gasoline and LPG, vaporize and exit the top part of the atmospheric distillation unit. Medium boiling liquids, including jet fuel, kerosene and distillates such as gasoil, heating oil and diesel fuel, are drawn from the middle of the distillation unit. Higher boiling liquids, such as fuel oils and the highest boiling liquids, called residuum, are drawn together from the bottom of the atmospheric distillation unit and separated further in the vacuum distillation unit. Vacuum residues can be used for fuel oil or bitumen production. The various fractions are then pumped to the next appropriate unit in the refinery for further processing into higher value products or are sent to storage tanks for sale to customers.

Conversion

The next step in the refining process is to convert the hydrocarbon fractions into distinct products. One of the ways of accomplishing this is through “cracking,” a process that breaks or cracks higher boiling fractions into more valuable products, such as gasoline, distillates and gasoil. The most important conversion units are the hydrocracker, the FCC unit and the coker. Thermal cracking is generally accomplished in the coker. The coker upgrades residuum into naphtha, distillate and gasoil and produces coke as a residual. Catalytic cracking is accomplished in the hydrocracker and/or FCC unit. Hydrocrackers receive feedstocks from cokers, FCCs and crude oil distillation units and convert lower value intermediate products into gasoline, naphtha, kerosene and distillates under very high pressure in the presence of hydrogen and a catalyst. The FCC unit converts gasoil and some residual from the crude oil distillation units into LPG, gasoline and distillates by applying heat in the presence of a catalyst. An FCC unit produces a higher percentage of gasoline, whereas a hydrocracker produces a higher percentage of diesel.

The reformer converts naphtha, or low-octane gasoline fractions, into higher octane gasoline blendstocks, which are used to increase the overall octane level of the gasoline pool. The alkylation unit reduces the vapor pressure and enhances the octane of gasoline blendstocks produced by the FCC and coker units through the conversion of light olefins to heavier, high-octane paraffins.

Removal of Impurities

Lastly, the intermediate products from the distillation and conversion processes are treated to remove impurities, such as sulfur, nitrogen and heavy metals and are processed to enhance octane, reduce vapor pressure and to meet other product specifications. Treatment for sulfur, nitrogen and metals is most-commonly accomplished in hydrotreating units by heating the intermediates under high pressure in the presence of hydrogen and catalysts.

Crude Oil Quality

The quality of crude oil dictates the level of processing and conversion necessary to achieve the optimal mix of finished products. In seeking to maximize their refining margins, refiners strive to process the optimal mix or slate of crude oils through their refineries, depending on their refinery’s conversion and treating equipment, the desired product output and the relative price of available crude oils. The terms light, medium and heavy when used in reference to crude oils refer to their density and the terms sweet and sour refer to their sulfur content. These terms are often used in conjunction with each other to describe the qualities of crude oil.

Industry Terminology

Crack Spreads

Crack spreads are a proxy for refining margins and refer to the margin that would be derived from the simultaneous purchase of crude oil and the sale of refined petroleum products, in each case at the then-prevailing price. The 2-1-1 crack spread assumes two barrels of crude oil will be converted, or “cracked,” into one barrel of gasoline and one barrel of heating oil or diesel fuel. Average 2-1-1 crack spreads vary from region to region throughout the United States, depending on the supply and demand balances of crude oils and refined products.

Actual refinery margins vary from benchmark crack spreads due to the actual crude oils used and products produced, transportation costs, regional differences and the timing of the purchase of the feedstock and sale of light products.

Benchmark Crude Oils

Crude oil pricing is generally quoted in reference to the classification of the crude oil, which is based on certain physical characteristics, the source of its production and the major trading hub with which it is associated. Relevant classifications of crude oil include:

•

West Texas Intermediate (“WTI”). WTI is a grade of crude oil that is described as light because of its relatively low density, and sweet because of its low sulfur content. Cushing, Oklahoma is a major trading hub for WTI and has been the delivery point for crude oil contracts, and therefore the price settlement point, on the NYMEX for over three decades.

•

Louisiana Light Sweet (“LLS”). LLS is a major benchmark for light, sweet crude oil that is sourced from the Gulf Coast region. It has a slightly higher density and slightly lower sulfur content than WTI.

•

Brent crude oil (“Brent”). Brent is a major trading classification of light, sweet crude oil comprised of Brent, Forties and Oseberg and Ekofisk, which are types of crude oil blends sourced from the North Sea. The Intercontinental Exchange is a major trading hub for Brent. Petroleum suppliers in Europe, Africa and the Middle East often set prices for Brent crude oil according to its value on the Intercontinental Exchange if it is being sold in the Western Hemisphere.

Light-Heavy Crude Oil Differential

The light-heavy crude oil differential is the price differential between heavy (high density), sour (high sulfur) and light (low density), sweet (low sulfur) crude oils.

Product Differentials

Because refineries produce many other products that are not reflected in crack spreads, product differentials relative to the products reflected in the crack spreads are calculated to analyze a given refinery’s product mix advantage. Refineries that have an economic advantage are those that produce relatively high volumes of premium products, such as premium and reformulated gasoline, low-sulfur diesel fuel and jet fuel and relatively low volumes of lesser valued products, such as LPG, residual fuel oil, petroleum coke and sulfur.

Operating Costs

Major operating costs for refineries include employee labor, maintenance and energy. Employee labor and maintenance are relatively fixed costs that generally increase in proportion to inflation. By far, the predominant variable cost is energy such as natural gas, electricity and refinery fuel gas.

Refinery Products

The main products produced by a refinery are as follows:

•

Gasoline. One of the most significant refinery products is motor gasoline. Various gasoline blendstocks, including RBOB ( Reformulated Blendstock for Oxygenate Blending) and CBOB (Conventional Blendstock for Oxygenate Blending), are blended to achieve specifications for premium and regular grades in both summer and winter gasoline formulations. Additives are often used to enhance performance and provide protection against oxidation and rust formation.

•

Middle Distillates. Middle distillates are diesel fuels, heating oil and kerosene. Diesel fuels are used for on-road vehicles, construction equipment, locomotives and stationary and marine engines. Heating oil fuels are used for home heating, oil-fired heating plants and boilers. Kerosene is used for jet fuel, cooking, space heating, lighting and solvents and for blending into diesel fuel.

•

Residual Fuels. Many marine vessels, power plants, commercial buildings and industrial facilities use residual fuels or combinations of residual and distillate fuels for heating and power generation. Bitumen, a low-value residual product, is used primarily for asphalt coating of roads and roofing materials.

•

Petrochemical Feedstocks. Many products derived from crude oil refining, such as ethylene, propylene, butylene, isobutylene, tetramer, nonene, toluene, xylene and benzene are primarily intended for use as petrochemical feedstocks in the production of plastics, synthetic fibers, synthetic rubbers and other products. A variety of petrochemical feedstocks are produced for use as solvents, including benzene, toluene and xylene.

•	Naphtha. Naphtha is a low-octane gasoline product used as a feedstock by the chemicals industry and for catalytic reforming and the production of hydrogen.

•	Propane. Propane is a natural gas liquid with a variety of commercial, residential and industrial uses primarily as a fuel, and for heating and refrigeration.

•

Niche Refined Petroleum Products. Various refined petroleum products are produced in relatively small quantities such as lubricant base oils, biofuels and other refined petroleum products. These products are commonly used as blending components for transportation fuels or as lubricants.

Refinery Complexity

Refinery complexity refers to an oil refinery’s ability to process feedstocks, such as heavier and higher sulfur content crude oils, into value-added products. Refinery complexity is commonly measured by the Nelson Complexity Index. The Nelson Complexity Index assigns a complexity factor to each major piece of refinery equipment based on its complexity and cost in comparison to crude oil distillation, which is assigned a complexity factor of 1.0. The complexity of each piece of refinery equipment is then calculated by multiplying its complexity factor by its throughput ratio as a percentage of crude oil distillation capacity. Adding up the complexity values assigned to each piece of equipment, including crude oil distillation, determines a refinery’s complexity on the Nelson Complexity Index. A refinery with a complexity of 10.0 on the Nelson Complexity Index is considered ten times more complex than crude oil distillation for the same amount of throughput. The Nelson Complexity Index for the proposed Refinery is 6.0.

Refinery Location

The location of an oil refinery has an important impact on its refining margin since the location influences its ability to access feedstocks and distribute its products efficiently. The location also dictates whether the feedstocks and products can be transported via waterborne vessels, pipelines, rail or tank trucks. Refiners seek to maximize their profits by placing their products in the markets where they receive the highest margins. Historically, for example, refiners whose refineries and logistics systems are situated in areas of high petroleum consumption enjoy a competitive advantage over other suppliers in product distribution and in satisfying local demand. The map below shows the five regions in the United States (called Petroleum Administration for Defense Districts or “PADDs”), which have historically experienced varying levels of refining profitability due to regional market conditions.

Source: EIA

The Refinery will be located in PADD 3. PADD 3 has a refinery capacity that dwarfs the capacity of any of the other PADD regions. And, the PADD 3 region has produced more refined product than is used in the region due to its proximity to the Gulf of Mexico and the Texas and Louisiana Gulf Coast areas. Accordingly, the PADD 3 region has historically “exported” most of its refined product to the other PADD regions and internationally, whether by pipeline, ship or rail.

The table below shows the export and import of gasoline from the PADD 3 region to other PADD regions and internationally.

Current Industry Trends Relevant to Our Business

The competitive landscape for U.S. refiners has been transformed by the growth of domestic crude oil. With the advent horizontal drilling and hydraulic fracturing, shale basins in the midcontinent of the U.S. began growing at accelerating rates in 2010 and 2011. This growth quickly overwhelmed a pipeline infrastructure that was ill-equipped to handle the volume of crude oil that needed to move from the interior of the United States to the coasts. As a result, the price of domestic crude oil, as represented by the WTI price marker, discounted relative to foreign crude oil, as represented by the Brent price marker. This discount has provided incentive for midstream logistics companies and refiners to build the infrastructure necessary to access this low-cost crude oil including crude-by-rail infrastructure that has been developed over the past several years. We believe that refiners with access to this lower-cost crude oil have benefitted from more attractive refining margins than those that lacked access. This margin environment has driven increased refinery utilization and increased exports of distillate while displacing significant volumes of imported of gasoline, transforming the United States into a net exporter of transportation fuels.

Growth in Domestic Crude Oil Supply, Particularly in the Permian Basin

In recent years the U.S. refining industry has benefitted from growth in U.S. crude oil production, especially production in the Bakken, Eagle Ford and Permian Basin shale basins. Due to advances in unconventional drilling technology and improved drilling economics, crude oil production in the United States increased from approximately 5.5 million bpd in 2009 to an average of nearly 8.9 million bpd in 2016. The aforementioned shale basins drove substantially all of this growth. The substantial decrease in the price of crude oil that began in early 2015 and persisted to the latter portion of 2016 caused a decrease in drilling and a resulting decrease in total crude oil production from these shale regions. Beginning in late 2016 and to the present, the price of crude oil stabilized at around $50 per barrel, drilling increased and shale production a whole increased, as shown in the following table.

Source: EIA

The Refinery will be located in the Permian Basin of Texas. According to the EIA, between January 2016 and March 2017, oil production in the Permian Basin increased in all but three months, even as domestic crude oil prices fell. As production in other regions fell throughout most of 2015 and 2016, the Permian Basin provided a growing share of U.S. crude oil production.

With rising oil prices over the past year, the Permian Basin continues to be attractive to drillers, as reflected in rising rig counts. According to the EIA, as of April 21, 2017, the number of rigs in the Permian Basin reached 340, or 40% of the 857 total oil- and natural gas-directed rigs operating in the United States. The Permian Basin rig count reached as high as 568 in late 2014 before falling to a low of 134 in spring 2016 and increasing to 340 in April 2017.

Recent geological surveys have further explored the resources contained in the Permian Basin. In November 2016, the U.S. Geological Survey (“USGS”) estimated that technically recoverable tight oil and shale gas resources in the Midland Basin portion of Texas’ Permian Basin (specifically the Wolfcamp shale formation) could exceed 20 billion barrels of oil, 16 trillion cubic feet of natural gas, and 1.6 billion barrels of hydrocarbon gas liquids. The technically recoverable resource estimate for tight oil in the Midland Basin portion of the Permian Basin is higher than any previous USGS assessment of tight oil resources in any domestic resource basin.

Source: U.S. Energy Information Administration, U.S. Geological Survey, University of Texas Bureau of Economic Geology, and Drillinginfo

The production from these US shale basins, including the Permian Basin, is predominantly light, sweet crude oil, with gravity in excess of 35° API. As a result, coincident with the growth in crude oil from these shale basins, U.S. imports of light crude oil began declining in 2010.

Supply and Logistics Constraints Drive Discounts in Domestic Crude Oil Relative to Foreign Crude Oil

Historically, the United States has relied heavily on foreign crude oil imports which are received in waterborne vessels at coastal refineries and terminals. Given a concentration of U.S. refining capacity in the Gulf Coast, and significant refined product demand inland from the coast, much of the existing U.S. pipeline infrastructure was configured to move imported crude oil and domestic refined products from the Gulf Coast to other refining and population centers in the U.S. midcontinent and northern-tier states. With the growth of crude oil production in inland areas like the Bakken in North Dakota and both the Eagle Ford and Permian in the interior of Texas, new transportation infrastructure was needed to move crude oil generally in the opposite direction, to the coasts.

This mismatch between existing logistics capabilities and the growing need for inland U.S. crude oil producers to transport their crude oil to major refining centers drove a meaningful difference in the price of inland domestic crude oil and coastal crude oil. Inland domestic producers were forced to discount their crude oil in order to clear the market. As a measure of this discount, WTI on average traded at $10.04 per bbl less than Brent for the period from December 2009 to December 2014. This discount provided ample incentive for midstream logistics companies and others to invest in transportation infrastructure. However, the spread between WTI and Brent crude pricing has narrowed considerably, as more infrastructure to support transportation of inland crude oil to the US coasts has been developed.

During the last year, for example, the spread between WTI pricing and Brent pricing has been around $3 per barrel.

Access to Domestic Crude Oil Provides Certain Refiners an Input Cost Advantage

Given the price differential between domestic and foreign crude oil over the past several years, refiners that have had access to low-cost domestic crude oil have demonstrated consistently higher margins relative to refiners that did not have access. Until the transportation infrastructure described above was built out, refineries in PADD II (Midwest), PADD III (Gulf Coast) and PADD IV (Rocky Mountain) have had access to these cheaper domestic crude oils via pipeline while refineries in PADD I (East Coast) and PADD V (West Coast) had to rely more heavily on waterborne imports or costly deliveries of domestic crude oil from the Gulf Coast via Jones Act compliant coastal barges and vessels.

This advantage is reflected in comparing the 2-1-1 crack spread using WTI crude oil as the input against the same crack spread using Brent crude oil as the input. According to information from the EIA, for the period from 2011 to mid-2013 the 2-1-1 WTI crack spread ranged from approximately $3 per barrel higher than the Brent crack spread to over $20 per barrel higher. From mid-2013 to 2015, the WTI crack spread over the Brent crack spread narrowed, ranging from a high of approximately $11 per barrel to a low of less than $1. After 2014, the WTI crack spread and Brent crack spread narrowed even further, with the Brent crack spread exceeding the WTI crack spread for brief periods. For the first few months of 2017, the WTI crack spread has exceeded the Brent-WTI crack spread by $2 or less per barrel

The United States is Becoming a Larger Exporter of Gasoline and Distillate, Including to Mexico

Coincident with accelerating crude oil production growth in the U.S. shale basins in 2010 and 2011, U.S. refining capacity utilization has increased significantly, as noted above. This has led to the U.S. becoming a net exporter of gasoline and distillate. One of the strongest export markets for US gasoline is Mexico, the market the Company intends to pursue.

The Mexican government is in the process of opening its gasoline and diesel markets to outside competition and replacing government-set prices with market-based prices. Last year, Mexico began allowing entities other than the state-owned company Petróleos Mexicanos (Pemex) to import gasoline and diesel and open retail stations. These changes followed previous energy sector reforms that ended Pemex’s upstream monopoly and opened the oil and natural gas sectors to foreign direct investment. According to the EIA, although Mexico is a large crude oil producer, it relies heavily on imports of gasoline from the United States to meet domestic demand. Based on reports from the EIA, the Company expects that these gasoline and diesel market reforms in Mexico will have significant implications for the sale of U.S.-produced gasoline.

The switch to market-based pricing in Mexico is being implemented in phases starting with a series of national price adjustments. The transition began at the start of this year. As reported by the EIA, January retail prices have averaged 14% and 20% higher than in December for regular gasoline and premium gasoline, respectively.

For the past several years, Pemex total gasoline sales, which can be used as an estimate for consumption, averaged around 800,000 bpd. However, gasoline sales increased 2.5% and averaged nearly 820,000 bpd in 2016 (through November). Mexican consumption of gasoline has been significantly greater than refinery production, with the difference increasing over the past three years.

According to the EIA, Mexico’s refineries have historically been running at low utilization rates because they are challenged to produce clean gasoline and distillate fuels from the available marginal barrel of heavy sour crude oil. More recently, outages have hampered Mexico’s six refineries, which had a total output (including non-gasoline products) of 1.1 million bpd through November 2016, down from 1.3 million bpd over the same months in 2015. Mexican refinery output of gasoline fell steeply to 381,000 bpd in 2015 and then fell again to 333,000 bpd in 2016 (through November). Refinery utilization rates in Mexico declined in 2016 from 78% in January to 60% in November, creating a widening gap between domestic supply and demand.

To meet demand, Mexican imports of gasoline have climbed rapidly over the past two years. According to Pemex, Mexico’s motor gasoline imports were 122,000 bpd higher during the first 11 months of 2016 than during the comparable 2014 period. Since 2008, EIA data indicates that Mexico has imported significant quantities of U.S. gasoline. Based on U.S. and Mexican data sets, U.S. gasoline exports accounted for 80% of all Mexican gasoline imports and provided an average of 47% of Mexico’s gasoline consumption during the first 10 months of 2016.

According to the EIA and Pemex, the volume of gasoline traded between Mexico and the United States is significant to U.S. refineries. Over the past five years, U.S. exports to Mexico accounted for between 44% (2014) and 54% (first 10 months of 2016) of total U.S. gasoline exports. On a year-over-year basis, U.S. gasoline exports to Mexico increased by 71,000 bpd in 2015, with additional average growth of 75,000 bpd over the first 10 months of 2016, when U.S. exports to Mexico averaged nearly 390,000 bpd.

While the effects of the ambitious reforms now underway in Mexico’s energy sector will only be realized over an extended period of time, the Company believes that the market will be very positive relative to the Company plans to market and sell its gasoline and diesel production in Western Mexico.

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

Item 4: Mine Safety Disclosures.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "MMEX". The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending April 30, 2017 and 2016. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended April 30, 2017
First Quarter	$0.0063	$0.0049
Second Quarter	$0.0104	$0.0049
Third Quarter	$0.0049	$0.0001
Fourth Quarter	$0.0563	$0.0001

Fiscal year ended April 30, 2016
First Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.0041
Fourth Quarter	$0.0063	$0.0041

On July 25, 2017, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.0069.

The number of holders of record of the Company's common stock as of April 30, 2017 was 135 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2017.

Recent Sales of Unregistered Securities not previously reported in the Company's 10-Q

During the fourth quarter ended April 30, 2017, we issued a total of 75,692,646 unregistered shares of our Class A common stock: 34,394,400 shares for cash of $75,500; 4,298,246 shares for services valued at $98,535 and 37,000,000 shares for conversion of debt valued at $225,917.

During the fourth quarter ended April 30, 2017, we issued 1,500,000,000 shares of our Class B common stock to a related party for property rights to our West Texas refinery project. The Class B common shares were valued at $150,000 by an independent valuation firm.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a) (d)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders (1)	397,261,211	$0.09	0
Total	397,261,211	$0.09	0

__________

(1)	Consists of options to purchase 2,000,000 Class A common shares and warrants to purchase 395,261,211 Class A common shares. The options were surrendered and cancelled effective June 1, 2017. During May 2017, 353,359,992 warrants were exercised for 353,359,992 shares of Class A common stock in cashless exercises.

Item 6: Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Special Note Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Overview

Business Plan

We are a development stage company engaged in the exploration, extraction, refining and distribution of oil, gas, petroleum products and electric power. We plan to focus on the acquisition, development and financing of oil, gas, refining and electric power projects in Texas, Peru, and other countries in Latin America using the expertise of our principals to identify, finance and acquire these projects.

The most significant focus of our current business plan is to build crude oil refining facilities in the Permian Basin in West Texas. We intend to implement our current business plan in two phases, First, through our subsidiary, Pecos Refining, we intend to build and commence operation of a 10,000 bpd crude oil Distillation Unit that will produce a non-transportation grade diesel primarily for sale in the local market for drilling frac fluids, along with naptha and heavy fuel oil to be sold to other refiners. Second, through a separate subsidiary, we intend to build and commence operation of the Large Refinery with up to 100,000 bpd capacity at the same location in West Texas. These projects will be built on 476.145 acres located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad. If successfully developed, the Refinery would connect to existing railways and pipelines to market diesel, gasoline, liquefied petroleum gas and other refined products within the U.S., with the potential to market these products and crude oil to western Mexico and South America. If completed, the Large Refinery will be one of the first full scale oil refineries built in the United States in more than 40 years.

The Company is focusing on the Distillation Unit first in an effort to build and commence operations, and ultimately generate cash flow, on an expedited basis. The permitting process is significantly shorter for construction of the Distillation Unit and is expected to be 45 days while the permitting process for the Large Refinery is expected to be 12-18 months. Additionally, the construction of the Distillation Unit will require significantly less capital than the construction of the Large Refinery. As a result, the less capital will be required to build and complete the project and generate revenue and profits.

Initially, Pecos Refining, the owner of the Distillation Unit, and the entity we form to own and operate the Large Refinery will be wholly-owned subsidiaries of the Company. However, the construction of the Distillation Unit and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that these Subsidiaries will obtain equity and debt financing to finance the cost of construction. We anticipate these Subsidiaries will be able to finance approximately 65% of the total costs of the Distillation Unit and the Large Refinery through debt financing, and the remaining 35% of the total costs would be financed through equity investments. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership will be diluted. We intend to retain managerial control of the Subsidiaries; however, our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries.

We plan on marketing and distributing refined products in the Western areas of the United States and Mexico, and we may export product to Latin America. The Refinery will be located on the Texas Pacifico Railroad rail route 20 miles Northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. Once needed repairs are finished to the tracks and railway, the Texas Pacifico Railroad will connect to the Ferromex RR in Ojinago, Mexico, giving us access to the western Mexico markets.

According to a report the Company received from VFuels Oil & Gas Engineering, the cost of a Distillation Unit with a 10,000 bpd capacity would be approximately $50 million. According to a report the Company received from KP Engineering, the cost of a 50,000 bpd refinery is estimated to be approximately $500 million and the cost of a 100,000 bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed.

Constructing the Refinery will require a significant number of governmental permits and approvals. The principal permit for the construction of the Refinery is the Air Permit issued by TCEQ and significant construction will not begin until we have received the Air Permit. Trinity Consultants, the Company’s air quality permit advisor, estimates it will take approximately 45 days to obtain the Air Permit for the Distillation Unit once the permit is filed and approximately 18 months to obtain the Air Permit for the Large Refinery. According to VFuels Oil & Gas Engineering, construction for the Distillation Unit would take approximately 15 to 18 months following the receipt of its Air Permit. KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of its Air Permit.

We have no direct operations and no significant assets other than certain contractual rights relating to the ownership of certain real property and the development of the Refinery.

Results of Operations

We recorded a net loss of $6,765,291, or $0.01 per share, for the fiscal year ended April 30, 2017, compared to a net loss of $2,523,853, or $0.02 per share, for the fiscal year ended April 30, 2016.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our selling, general and administrative expenses decreased $20,132 to $211,160 for the year ended April 30, 2017 from $231,292 for the year ended April 30, 2016. The decrease is due to reduced payroll and operating expenses as we have focused on our new development strategy, offset by increased professional fees in the current fiscal year.

Refinery Start-Up Costs

We expense all costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $372,560 for the year ended April 30, 2017. We did not incur any refinery start-up costs during the year ended April 30, 2016.

Depreciation and Amortization Expense

Our depreciation and amortization expenses are not currently material to our operations and our property and equipment was fully depreciated as of April 30, 2017. Depreciation and amortization expenses were $386 and $1,947 for the years ended April 30, 2017 and 2016, respectively.

Other Income (Expense)

Our interest expense decreased $246,213 to $283,261 for the year ended April 30, 2017 from $529,474 for the year ended April 30, 2016 due to a reduction in our interest-bearing indebtedness, partially offset by the fees incurred on and debt discount amortization associated with new convertible notes in the current fiscal year.

For the years ended April 30, 2017 and 2016, we reported a loss on derivative liabilities of $6,105,727 and $395,619, respectively. The increase in loss on derivative liabilities in the current fiscal year resulted primarily from the issuance of new warrants. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

For the year ended April 30, 2017, we reported a gain on extinguishment of debt from the settlement of accrued salaries of $207,803. For the year ended April 30, 2016, we reported a loss on extinguishment of debt of $1,365,521 resulting primarily from the conversion of preferred stock and accrued dividends and convertible notes payable to shares of our common stock. We record the value of the shares issued at the current market price, which was significantly higher than the conversion price per share, resulting in a loss on conversion.

Net Loss

As a result of the above, our net loss increased to $6,765,291 for the year ended April 30, 2017 from $2,523,853 for the year ended April 30, 2016.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

We have little activity in our consolidated subsidiaries. Non-controlling interest in loss of consolidated subsidiaries remained fairly constant and was $1,824 for the year ended April 30, 2017 compared to $1,838 for the year ended April 30, 2016.

Net Loss Attributable to the Company

Net loss attributable to the Company increased to $6,763,467 for the year ended April 30, 2017 from $2,522,015 for the year ended April 30, 2016.

Liquidity and Capital Resources

Working Capital

As of April 30, 2017, we had current assets of $54,513, comprised of cash, and current liabilities of $9,004,422, resulting in a working capital deficit and a total stockholders’ deficit of $8,949,909. Included in our current liabilities as of April 30, 2017 are derivative liabilities of $6,610,001, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2017 and 2016 were as follows:

	2017	2016

Cash, Beginning of Year	$1,030	$141
Net Cash Used in Operating Activities	(281,409)	(74,111)
Net Cash Provided by Investing Activities	-	-
Net Cash Provided by Financing Activities	334,892	75,000

Cash, End of Year	$54,513	$1,030

We used net cash of $281,409 in operating activities for the year ended April 30, 2017 as a result of net loss attributable to the Company of $6,763,467, non-controlling interest in net loss of consolidated subsidiaries of $1,824 and non-cash gain of $207,803, partially offset by non-cash expenses totaling $6,499,532 and increases in accounts payable of $49,201 and accrued expenses of $142,952.

By comparison, we used net cash of $74,111 in operating activities for the year ended April 30, 2016 as a result of net loss attributable to the Company of $2,522,015, non-controlling interest in loss of consolidated subsidiaries of $1,838 and a decrease in accounts payable of $12,985, partially offset by non-cash expenses totaling $2,171,341 and an increase in accrued expenses of $291,386.

We had no net cash provided by or used in investing activities for the years ended April 30, 2017 and 2016.

We had net cash provided by financing activities of $334,892 for the year ended April 30, 2017, comprised of proceeds from common stock payable of $49,741, proceeds from issuance of common stock of $76,369 and net proceeds from convertible notes payable of $208,782.

Net cash provided by financing activities was $75,000 for the year ended April 30, 2016 from proceeds from common stock payable.

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and warrants and debt financing.

During April, May, June and July 2017, we issued an aggregate of $553,000 principal amount of convertible notes resulting in net proceeds to us of $436,000. The notes are due and payable on various dates through May 24, 2018 and bear interest at rates ranging from 8% to 12%. The notes are convertible into shares of our Class A common stock at a discount from the lowest price during certain measurement periods prior to the date of conversion. In order to redeem the notes, we will be required to pay redemption premiums that range from 18% to 50% of the principal amounts of the notes, depending upon the date of redemption. The notes also contain penalty provisions in the event of our default in repayment of the notes (if not converted by the holder into shares of common stock) on the first anniversary after issuance.

On June 12, 2017, we entered into an equity purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”) for the purpose of commencing a redemption of our convertible note obligations and providing additional working capital for us to pursue our business strategy. Pursuant to the terms of this agreement, Crown Bridge has committed to purchase up to $3,000,000 of our common stock for a period of up to 24 months commencing upon the effectiveness of a registration statement covering the resale of shares issuable to Crown Bridge under this agreement. This facility allows us to deliver a put notice to Crown Bridge stating the dollar amount of common stock that we intend to sell to Crown Bridge on the date specified in the put notice. The amount of each put notice is limited to a formula that is equal to the lesser of (i) $100,000 or (ii) 150% of the average dollar value of the trading volume of our stock, the lowest price during the trading period, for the seven days prior to the purchase of shares by Crown Bridge. Accordingly, there is no assurance that we will be able to effectively utilize the equity financing provided by this facility to fully redeem our outstanding convertible notes.

Even if we fully utilize the equity purchase facility from Crown Bridge, our available cash resources are expected to continue to be insufficient to satisfy our anticipated costs over the next 12 to 18 months. Until we can generate cash from operations in future periods to contribute to our capital requirements, we will to continue to rely on external financing activities, including the sale of our equity securities, to satisfy our capital requirements for the foreseeable future. Due, in part, to our lack of historical revenues or earnings, our prior success in attracting additional funding has been limited to transactions in which our equity is used as currency. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. There can be no assurance that we will be successful in consummating any such future financing transactions on terms satisfactory to us, or at all.

In addition, we do not expect to have the financial resources necessary to complete the proposed Refinery projects. The Company expects to operate the Distillation Unit through its subsidiary, Pecos Refining, and to operate the Large Refinery through another subsidiary set up for such purpose. The construction of the Distillation Unit and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company. We anticipate that these Subsidiaries will obtain typical project development financing for the construction and development of the Distillation Unit and the Large Refinery and that such financings will be composed of both debt and equity financings. We anticipate these Subsidiaries will be able to finance approximately 65% of the total costs of the Distillation Unit and the Large Refinery through debt financing, and the remaining 35% of the total costs would be financed through equity investments. The Company has had only preliminary discussions with prospective equity sources regarding the financing of these projects and it is unclear at this time if we will be able to obtain such financing and, if so, how much equity in the Subsidiaries the equity investors will require in order to provide the financing. Any equity financing into which a Subsidiary enters will dilute the Company’s ownership of such Subsidiary. In addition, while the Company believes that the Refinery’s cost is financeable in large part through debt, it has not yet obtained a letter of intent or commitment for such financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2017. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, we issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the conversion feature of certain convertible notes payable as a derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivatives based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” and ASC 825, “Financial Instruments,} FASB established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements and reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable, accrued expenses and notes reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy prioritized the inputs into three levels that may be used to measure fair value:

•	Level 1- Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•

Level 2- Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in markets that are not active.

•

Level 3- Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows at April 30, 2017 and 2016:

2017	Total	Level 1	Level 2	Level 3

Derivative liability	$6,610,001	$-	$-	$6,610,001

2016	Total	Level 1	Level 2	Level 3

Derivative liability	$395,619	$-	$-	$395,619

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2017 and 2016

Consolidated Statements of Operations for the years ended April 30, 2017 and 2016

Consolidated Statements of Stockholders’ Deficit and Members’ Interest for the years ended April 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended April 30, 2017 and 2016

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

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of April 30, 2017, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2017, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2018.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	70	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	62	Director	2010

Mr. Hanks has served as Director, Chief Executive Officer and President of the Company since the merger of Maple Carpenter Creek, LLC with the Company in September 2010. Mr. Hanks founded Maple Resources Corporation in 1986 and has been President or Chairman of the Board of Maple Resources Corporation since its inception. Mr. Hanks has also been the Executive Chairman of Maple Energy plc, a publicly-listed company on the London Stock Exchange AIM and the Lima Bolsa. Prior to founding Maple Resources, Mr. Hanks was a partner in the Washington D.C. office of the law firm of Akin Gump Strauss Hauer & Feld LLP. Mr. Hanks graduated from the University of Texas at Austin with a law degree in 1971 and a petroleum land management degree in 1968. We believe that Mr. Hanks’ business, finance and management experience qualifies him to serve as a member of our board of directors.

Mr. Lemons has been a practicing lawyer in the mineral area for over 25 years. He has been a private investor in oil and gas and coal projects in the last several years, including in Maple Carpenter Creek, LLC and Maple Energy, plc and predecessor entities. Since 2002, Mr. Lemons has served as a director of Ansen, an electronics manufacturing company based in upstate New York. Mr. Lemons was a partner in the law firms of Holme Roberts & Owen and in Holland & Hart. Mr. Lemons graduated law school from Brigham Young University in 1980, where he was a member of law review and holds undergraduate degrees in Economics and Political Science from Utah State University. We believe that Mr. Lemons’ business, finance and management experience qualifies him to serve as a member of our board of directors.

We are not aware of any "family relationships" (as defined in Item 401(d) of Regulation S-K promulgated by the SEC) among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

The Board of Directors has determined that neither director is “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC. Mr. Lemons is not “independent” due to his significant beneficial ownership of our common stock. Mr. Hanks is not “independent” due to his significant beneficial ownership of our common stock and his role as an executive officer of the Company.

Audit, Nominating and Compensation Committees

Because we are not listed on a securities exchange, we are not required to establish audit, nominating or compensation committees of the Board of Directors and we have not done so. In the event we elect to seek listing on a securities exchange, we will meet the corporate governance requirements imposed by a national securities exchange, including the appointment of an audit committee, nominating committee and compensation committee, the adoption of charters for each such committee and the appointment of independent directors to such committees as required by the requirements of such securities exchange.

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay directors' expenses to attend our board meetings. During the fiscal year ended April 30, 2017, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2017. The following table reflects all stock option awards outstanding at April 30, 2017 to our non-executive directors:

Name (a)	Number of Securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option Awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price (#) (d)	Option expiration date (f)

Bruce N. Lemons	500,000	0	0	$0.35	March 7, 2022

These options were surrendered by Mr. Lemons effective June 1, 2017.

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2017	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2016	$-	$-	$-	$-	$-	$-	$-

___________

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and our executive officer does not currently receive any compensation. No severance benefits are currently in place.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock awards other than stock options. We had previously issued stock options to our executive officer but all such options were surrendered to the company effective on June 1, 2017.

The following table reflects all option awards outstanding at April 30, 2017 to our executive officers:

Name (a)	Number of Securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option Awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price (#) (d)	Option expiration date (f)

Jack W. Hanks	1,000,000	0	0	$0.35	March 7, 2022

These options were surrendered by Mr. Hanks effective June 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 20, 2017, the name and number of shares of the Company's common stock held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 1,428,263,078 shares of Class A common stock and 1.5 billion shares of Class B common stock outstanding on July 20, 2017. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 20, 2017, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Shares	Percentage Ownership of Class	% of Total Voting Power (5)

Jack W. Hanks (2)(4)	309,699,518	21.7%	1,400,000,000	93.33%	87.1%
Bruce N. Lemons (3)(4)	223,173,230	15.6%	100,000,000	6.67%	7.5%

All directors and officers as a group (two persons)	532,872,748	37.3%	1,500,000,000	100%	94.6%

___________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3616 Far West Blvd. #117-321, Austin, Texas 787.31

29

(2)

Includes (i) 138,176,181 shares of Class A common stock held by The Maple Gas Corporation, (ii) 135,268,260 shares of Class A common stock held by Maple Structure Holdings, LLC, (iii) 36,255,077 shares of Class A common stock held by Maple Resources Corporation, and (iv) 1,400,000,000 shares of Class B common stock held by Maples Resources Corporation.

(3)

Includes (i) 190,436,380 shares of Class A common stock held by BNL Family Trust, (ii) 32,736,850 shares of Class A common stock held by AAM Investments, LLC and (iii) 100,000,000 shares of Class B common stock to be received by BNL Family Trust upon its exercise of an option to purchase such shares from Maple Resources Corporation. Mr. Lemons and his family are the beneficiaries of BNL Family Trust. AAM Investments, LLC is indirectly owned by BNL Family Trust, a trust established for the benefit of Mr. Lemons and his family.

(4)

Maple Resources Corporation, a related party to Mr. Hanks, granted BNL Family Trust, a related party to Mr. Lemons, an option to purchase 100,000,000 shares of Class B common stock from Maple Resources at a price of $0.002 per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

(5)	Shares of Class B common stock have ten votes per share, and shares of Class A common stock have one vote per share.

Item 13. Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

On March 4, 2017, the Company entered into an agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by Jack W. Hanks, President and CEO of the Company, to acquire all of Maple Resources’ right, title and interest (the “Rights”) in plans to build a $450 million, 50,000 barrels per day capacity crude oil refinery in Pecos County, Texas (the “Refinery Transaction” or the “Refinery Project”). Pursuant to the Refinery Transaction, the Company agreed to acquire the Rights in exchange for the issuance of 7,000,000,000 Class B common shares of the Company (the “Purchased Shares”).

The Refinery Transaction provided for the Company to issue the Purchased Shares in two tranches, of which the First Tranche of 1,500,000,000 shares was issued on March 4, 2017. The Second Tranche of 5,500,000,000 shares was to be issued once the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock. In connection with the March 2017 amendment to the Company’s Articles of Incorporation, Maple Resources agreed to waive its right to receive the second tranche of 5,500,000,000 shares of Class B common stock. The 1,500,000,000 Class B common stock issued for the Rights were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

Accrued expenses to related parties totaled $70,670 and $64,420 as of April 30, 2017 and 2016, respectively.

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

On May 18, 2015, Maple Structure Holdings, LLC (“Maple Structure Holdings”), a related party controlled by Jack W. Hanks, President and CEO of the Company, converted 1,000,000 preferred shares of the Company (the “Preferred Shares”) previously transferred to Maple Structure Holdings from an unrelated party. In November 2015, the Company issued 123,283,700 shares of its common stock to Maple Structure Holdings for the conversion of the Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share. The common shares issued were valued at $1,849,256, or $0.015 per share, the market price on the date of the conversion, resulting in a loss on extinguishment of debt of $438,571.

On May 18, 2015, The Maple Gas Corporation, a related party controlled by Jack W. Hanks, converted convertible notes payable with a book value of $1,950,000 into 194,999,999 common shares of the Company at $0.01 per share. The common shares issued were valued at $0.015 per share, the market price on the date of the conversion, resulting in a loss on extinguishment of debt of $975,000. The common shares were issued in May 2016.

Item 14: Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2017 and 2016:

	2017	2016

Audit Fees (a)	$28,000	$22,500

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

___________

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2017, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

Item 15: Exhibits

(a) (3) Exhibits

No	Description

3.1	Articles of Incorporation (1)
3.2	Amended and Restated By-Laws (1)
4.1	Form of Warrant to Purchase Common Stock of the Registrant (2)
4.2	12% Convertible Note due October 19, 2017, payable to JSJ Investments, Inc. (3)
4.3	8% Convertible Note due May 15, 2018, payable to Eagle Equities, LLC (3)
4.4	8% Convertible Note due May 16, 2018, payable to Crown Bridge Partners, LLC (3)
4.5	8% Convertible Note due May 24, 2018, payable to GS Capital Partners, LLC (3)
4.6	8% Convertible Note due December 12, 2017, payable to Crown Bridge Partners, LLC (3)
4.7	12% Convertible Note due March 30, 2018, payable to JSJ Investments, Inc. *
10.1	Stock Purchase Agreement, dated March 4, 2017, by and between the Registrant and Maple Resources Corporation (4)
10.2	Equity Purchase Agreement, dated June 12, 2017, by and between the Registrant and Crown Bridge Partners, LLC (5)
10.3	Registration Right Agreement, dated June 12, 2017, by and between the Registrant and Crown Bridge Partners, LLC (3)
21	Subsidiaries (3)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). *
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_____________

*	Filed herewith.
(1)	Filed as exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2017
(2)	Incorporated herein by reference to the Registrant's Current Report on Form 10-K filed with the SEC on August 11, 2011.
(3)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1filed with the SEC on June 26, 2017.
(4)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on March 10, 2017.
(5)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 28, 2017	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 28, 2017
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 28, 2017
Bruce N. Lemons

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MMEX Resources Corporation

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit and members’ interests, and cash flows for each of the years in the two-year period ended April 30, 2017. MMEX Resources Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MMEX Resources Corporation as of April 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

Houston, Texas

July 28, 2017

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30, 2017	April 30, 2016

Assets

Current assets:
Cash	$54,513	$1,030

Total current assets	54,513	1,030

Property and equipment, net	-	386

Total assets	$54,513	$1,416

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$694,664	$651,188
Accrued expenses	912,870	984,387
Accrued expenses – related party	70,670	64,420
Notes payable, currently in default	375,001	375,001
Convertible notes payable, net of discount of $0 and $0 at April 30, 2017 and 2016, respectively, currently in default	195,000	195,000
Convertible note payable, net of discount of $136,284 and $0 at April 30, 2017 and 2016, respectively	8,716	-
Convertible preferred stock, currently in default	137,500	137,500
Derivative liabilities	6,610,001	395,619

Total current liabilities	9,004,422	2,803,115

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A; 3,000,000,000 shares authorized, 987,616,168 and 180,432,013 shares issued and outstanding at April 30, 2017 and 2016, respectively	987,617	180,434
Class B; 2,000,000,000 shares authorized, 1,500,000,000 and 0 shares issued and outstanding at April 30, 2017 and 2016, respectively	1,500,000	-
Common stock payable	307,978	3,395,483
Additional paid-in capital	25,551,533	24,154,130
Non-controlling interest	(378,443)	(376,619)
Accumulated (deficit)	(36,918,594)	(30,155,127)

Total stockholders’ deficit	(8,949,909)	(2,801,699)

Total liabilities and stockholders’ deficit	$54,513	$1,416

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2017	2016

Revenues	$-	$-

Operating expenses:
General and administrative expenses	211,160	231,292
Refinery start-up costs	372,560	-
Depreciation and amortization	386	1,947

Total operating expenses	584,106	233,239

Loss from operations	(584,106)	(233,239)

Other income (expense):
Interest expense	(283,261)	(529,474)
Loss on derivative liabilities	(6,105,727)	(395,619)
Gain (loss) on extinguishment of debt	207,803	(1,365,521)

Total other (expense)	(6,181,185)	(2,290,614)

Loss before income taxes	(6,765,291)	(2,523,853)
Provision for income taxes	-	-

Net loss	(6,765,291)	(2,523,853)

Non-controlling interest in loss of consolidated subsidiaries	1,824	1,838

Net loss attributable to the Company	$(6,763,467)	$(2,522,015)

Weighted average number of common shares outstanding – basic and diluted	568,407,531	115,253,619

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit and Members’ Interests

Years Ended April 30, 2017 and 2016

	Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Interest	Deficit	Total

Balance, April 30, 2015	57,188,313	$57,189	-	$-	$90,000	$20,215,398	$(374,781)	$(27,633,112)	$(7,645,306)

Adjustment to shares	(40,000)	(39)	-	-	-	39	-	-	-
Related party debt forgiven and contributed to capital	-	-	-	-	-	2,212,721	-	-	2,212,721
Shares issued to related party for conversion of preferred stock and accrued dividends	123,283,700	123,284	-	-	-	1,725,972	-	-	1,849,256
Conversion of related party convertible notes payable to common stock payable	-	-	-	-	2,925,000	-	-	-	2,925,000
Cash for common stock payable	-	-	-	-	75,000	-	-	-	75,000
Services for common stock payable	-	-	-	-	13,815	-	-	-	13,815
Conversion of accrued expenses to common stock payable	-	-	-	-	291,668	-	-	-	291,668
Net loss	-	-	-	-	-	-	(1,838)	(2,522,015)	(2,523,853)

Balance, April 30, 2016	180,432,013	$180,434	-	$-	$3,395,483	$24,154,130	$(376,619)	$(30,155,127)	$(2,801,699)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit and Members’ Interests

Years Ended April 30, 2017 and 2016 (continued)

	Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Interest	Deficit	Total

Balance, April 30, 2016	180,432,013	$180,434	-	$-	$3,395,483	$24,154,130	$(376,619)	$(30,155,127)	$(2,801,699)

Related party debt forgiven and contributed to capital	-	-	-	-	(90,000)	90,000	-	-	-
Shares issued for:
Cash	39,394,400	39,395	-	-	-	36,974	-	-	76,369
Common stock payable	236,784,319	236,783	-	-	(3,064,332)	2,827,549	-	-	-
Conversion of convertible note payable and derivative liabilities	489,000,000	489,000	-	-	-	(304,091)	-	-	184,909
Accrued expenses	2,082,190	2,082	-	-	-	(1,666)	-	-	416
Accounts payable	28,625,000	28,625	-	-	-	(22,900)	-	-	5,725
Services	4,298,246	4,298	-	-	-	94,237	-	-	98,535
Interest expense	7,000,000	7,000	-	-	-	27,300	-	-	34,300
Shares issued to related party for refinery project rights	-	-	1,500,000,000	1,500,000	-	(1,350,000)	-	-	150,000
Cash for common stock payable	-	-	-	-	49,741	-	-	-	49,741
Services for common stock payable	-	-	-	-	17,086	-	-	-	17,086
Net loss	-	-	-	-	-	-	(1,824)	(6,763,467)	(6,765,291)

Balance, April 30, 2017	987,616,168	$987,617	1,500,000,000	$1,500,000	$307,978	$25,551,533	$(378,443)	$(36,918,594)	$(8,949,909)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2017	2016
Cash flows from operating activities
Net loss attributable to the Company	$(6,763,467)	$(2,522,015)
Non-controlling interest in net loss of consolidated subsidiaries	(1,824)	(1,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	386	1,947
Issuance of Class B common stock for refinery start-up costs	150,000	-
Stock-based compensation	149,921	13,815
Amortization of debt discount	93,498	375,617
Loss on derivative liabilities	6,105,727	395,619
(Gain) loss on extinguishment of debt	(207,803)	1,365,521
Decrease in deposits	-	10,000
Amortization of deferred loan costs	-	8,822
Increase (decrease) in:
Accounts payable	49,201	(12,985)
Accrued expenses	142,952	291,386
Net cash used in operating activities	(281,409)	(74,111)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock payable	49,741	75,000
Proceeds from the issuance of common stock	76,369	-
Proceeds from convertible notes payable, net	208,782	-
Net cash provided by financing activities	334,892	75,000

Net increase in cash	53,483	889
Cash, beginning of year	1,030	141
Cash, end of year	$54,513	$1,030

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	-	-
Common stock payable contributed to capital	90,000	-
Common shares issued for common stock payable	(3,064,332)	-
Common shares issued for conversion of convertible note payable and derivative liabilities	(184,909)	-
Common shares issued for accounts payable	(5,725)	-
Common shares issued for accrued expenses	(416)	-
Derivative liability for debt discount	208,782	-
Adjustment to common stock and additional paid-in capital	-	(39)
Accrued expenses contributed to capital	-	2,340,844
Common shares issued for preferred stock and accrued dividends	-	(1,410,685)
Notes payable converted to common stock payable	-	1,950,000
Notes payable – related party contributed to capital	-	149,253
Accrued expenses converted to common stock payable	-	14,292

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2017 and 2016

NOTE 1 – BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

MMEX Resources Corporation (the “Company” or “MMEX”) is a company engaged in the exploration, extraction, refining and distribution of oil, gas, petroleum products and electric power. We plan to focus on the acquisition, development and financing of oil, gas, refining and electric power projects in Texas, Peru, and other countries in Latin America using the expertise of our principals to identify, finance and acquire these projects.

MMEX was formed as a Nevada corporation in 2005. The current management team led an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed on September 23, 2010 and changed the Company’s name to MMEX Mining Corporation on February 11, 2011 and to MMEX Resources Corporation on April 6, 2016

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or common ownership:

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

On September 1, 2016, the Company entered into a stock assignment agreement with LatAm Services, LLC (“LatAm”), a related party, pursuant to which the Company assigned MCCH to LatAm. The accounts of MCCH are included in the consolidated financial statements due to the common ownership. With the assignment of MMCH to LatAm, the Company exited the coal industry to focus on energy related products.

All significant inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

The Company has adopted a fiscal year end of April 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its aforementioned subsidiaries and entities under common ownership. All significant intercompany accounts and transactions have been eliminated in consolidation. The ownership interests in subsidiaries that are held by owners other than the Company are recorded as non-controlling interest and reported in our consolidated balance sheets within stockholders’ deficit. Losses attributed to the non-controlling interest and to the Company are reported separately in our consolidated statements of operations.

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

All of the Company’s property and equipment was fully depreciated at April 30, 2017.

Derivative liabilities

In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the conversion feature of certain of our convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liability	$6,610,001	$-	$-	$6,610,001

April 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liability	$395,619	$-	$-	$395,619

Refinery startup costs

Costs incurred prior to opening the Company’s proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as startup costs and expensed as incurred.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2017 and 2016, respectively.

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

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the years ended April 30, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the fiscal years ended April 30, 2017 and 2016, the Company did not record any share based compensation to employees.

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

Various taxing authorities periodically audit the Company's income tax returns. These audits include questions regarding the Company's tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities and has not identified any uncertain tax positions requiring recognition in its consolidated financial statements.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $36,918,594 and a total stockholders’ deficit of $8,949,909 at April 30, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, as well as capital contributions by our subsidiaries' partners, and we expect to continue to seek additional funding through private or public equity and debt financing.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations, successfully complete our proposed refinery project and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, raise substantial doubt that we will to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses (see Note 6) to related parties totaled $70,670 and $64,420 as of April 30, 2017 and 2016, respectively. Included in accrued expenses to related parties as of April 30, 2017 and 2016 is a balance payable of $31,633 to Tydus Richards, the former Chairman of our board of directors and shareholder.

See Note 6 regarding the Company’s acquisition in March 2017 of the right, title and interest in a refinery project from a related party.

On May 18, 2015, Jack W. Hanks, Bruce N. Lemons and Nabil Katabi, the three directors of the Company and certain companies under their control, entered an agreement to forgive the following indebtedness from the Company totaling $2,212,721 and contribute the amounts to capital.

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

On May 18, 2015, Maple Structure Holdings, LLC (“Maple Structure Holdings”), a related party controlled by Jack W. Hanks, President and CEO of the Company, converted 1,000,000 preferred shares of the Company (the “Preferred Shares”) previously transferred to Maple Structure Holdings from an unrelated party. In November 2015, the Company issued 123,283,700 shares of its common stock to Maple Structure Holdings for the conversion of the Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share. The common shares issued were valued at $1,849,256, or $0.015 per share, the market price on the date of the conversion, resulting in a loss on extinguishment of debt of $438,571.

On May 18, 2015, The Maple Gas Corporation, a related party controlled by Jack W. Hanks, converted convertible notes payable with a book value of $1,950,000 into 194,999,999 common shares of the Company at $0.01 per share. The common shares issued were valued at $0.015 per share, the market price on the date of the conversion, resulting in a loss on extinguishment of debt of $975,000. The common shares were issued in May 2016, and common stock payable included $2,925,000 at April 30, 2016 related to this transaction. The shares were issued in May 2016.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2017	2016

Computer software and hardware	$25,023	$25,023
Less accumulated depreciation and amortization	(25,023)	(24,637)

	$-	$386

Depreciation and amortization expense totaled $386 and $1,947 for the years ended April 30, 2017 and 2016, respectively.

NOTE 6 – REFINERY PROJECT

On March 4, 2017, the Company entered into an agreement with Maple Resources Corporation (“Maple”), a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a $450 million, 50,000 barrels per day capacity crude oil refinery in Pecos County, Texas (the “Refinery Transaction” or the “Refinery Project”). Pursuant to the Refinery Transaction, the Company agreed to acquire the Rights in exchange for the issuance of 7,000,000,000 Class B common shares (the “Purchased Shares”).

The Refinery Transaction provided for the Company to issue the Purchased Shares in two tranches, of which the First Tranche of 1,500,000,000 shares was issued on March 4, 2017. The Second Tranche of 5,500,000,000 shares was to be issued once the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock. In connection with the March 2017 amendment to the Company’s Articles of Incorporation discussed in Note 12, Maple agreed to waive its right to receive the second tranche of 5,500,000,000 shares of Class B common stock. The 1,500,000,000 Class B common stock issued for the Rights were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

Completion of the Refinery Project is subject to the receipt of required governmental permits and completion of required debt and equity financing.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2017	2016

Accrued payroll	$30,090	$240,309
Accrued consulting	75,633	75,633
Accrued interest	815,276	670,324
Other	62,541	62,541

	$983,540	$1,048,807

NOTE 8 – NOTES PAYABLE

Notes payable, currently in default, consisted of the following at April 30:

	2017	2016

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

	$375,001	$375,001

Accrued interest payable on notes payable, currently in default, totaled $273,870 and $236,370 at April 30, 2017 and 2016, respectively.

Convertible notes payable, currently in default, consist of the following at April 30:

	2017	2016

Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000
Note payable to an unrelated party, maturing March 1, 2013, with interest at 1.87% per month, secured with 900,000 common shares of the Company owned by the President and CEO of the Company, convertible into common shares of the Company at $0.20 per share	120,000	120,000

Total	195,000	195,000

Less discount	-	-

Net	$195,000	$195,000

On January 2, 2013, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $120,000 note in a private placement transaction. The note was due and payable on March 1, 2013, is currently in default and carries a monthly interest rate of 1.87%. The note purchase agreement included the issuance of 300,000 shares of the Company’s common stock. The note is secured with 900,000 shares of the Company’s common stock owned by Jack W. Hanks, the Company’s President and CEO. The 300,000 shares were valued at $0.10 per share, the closing price of the Company’s common stock on January 2, 2013, and recorded as a $30,000 increase to debt discount and an increase to common stock payable. The Company allocated the proceeds from the issuance of the notes to the warrants when applicable and to the notes based on their estimated fair market values at the date of issuance using the Black-Scholes option pricing model. The debt discount resulting from interest and the value of warrants computed at the inception of the notes payable is amortized over the term of the notes as additional interest expense and was fully amortized as of April 30, 2014. This note and related accrued interest payable were extinguished subsequent to April 2017 through the issuance of Class A common shares of the Company (see Note 15).

Accrued interest payable on convertible notes payable, currently in default, totaled $190,343 and $152,165 at April 30, 2017 and 2016, respectively.

The convertible note payable as of April 30, 2017 consists of a 12% convertible note payable to JSJ Investments, Inc. in the principal amount of $145,000 and dated April 19, 2017. The note was issued at a discount, resulting in the receipt of $138,000. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance. The note is due and payable on the 180th day after issuance at a redemption price of 150% plus accrued interest. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price cannot be less than a floor of $.03 per share of common stock. The Company has identified this conversion feature as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and considering the existence of a tainted equity environment. (See Note 11). The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance. The convertible note payable is recorded net of discount of $136,284 at April 30, 2017. Accrued interest payable on the convertible note payable was $524 at April 30, 2017

The Company recorded interest expense on all indebtedness, which includes amortization of debt discount on certain debt described above and accrued dividends on convertible preferred stock (Note 9), totaled $262,393 and $529,474 for the years ended April 30, 2017 and 2016, respectively.

NOTE 9 – SETTLEMENT AGREEMENT AND STIPULATION

On October 28, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc. (“RCP”). Pursuant to the Settlement Agreement, as amended, RCP purchased certain outstanding payables between the Company and designated vendors totaling $84,782 (the “Payables” or “Claims”) and exchanged the portion of such Payables assigned for a Settlement Amount payable in common shares of the Company.

In settlement of the Claims, the Company issued and delivered to RCP, in multiple tranches, shares of the Company’s common stock (“Common Stock”), subject to adjustment and ownership limitations as set forth in the Settlement Agreement, sufficient to satisfy the Claims amount at a 50% discount to market based on the market price during the valuation period as defined in the Settlement Agreement. We identified this conversion feature as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and considering the existence of a tainted equity environment. (See Note 11). The Company also issued 7,000,000 shares of Common Stock as a settlement fee on October 31, 2016.

On October 28, 2016, a circuit court in Florida issued an order confirming the fairness of the terms of the Settlement Agreement within the meaning of exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933.

The Company’s creditors received a total of $84,782 pursuant to the Settlement Agreement, and the Company issued to RCP a total of 489,000,000 shares of the Company’s common stock in conversion of $84,782 note principal. The Settlement Agreement was terminated in March 2017.

NOTE 10 – CONVERTIBLE PREFERRED STOCK, CURRENTLY IN DEFAULT

On June 30, 2011, the Company issued 360,000 shares of Armadillo Mining Corporation Preferred Stock to five unrelated parties in exchange for an investment of $360,000. The Preferred Stock carry a 25% cumulative dividend and have a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share. We identified this conversion feature as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and considering the existence of a tainted equity environment. (See Note 11). In addition, the Company issued 360,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share on or before three years from the repayment or conversion date.

On January 6, 2012, three unrelated parties converted their Preferred Stock and accrued dividends of $312,500 into 2,983,293 shares of the Company’s common stock at a price of $.10475 per share. As of April 30, 2017 and 2016, the remaining face value of the Preferred Stock was $137,500. Accrued dividends on the Preferred Stock, included in accrued interest payable, totaled $350,539 and $281,789 as of April 30, 2017 and 2016, respectively.

Subsequent to April 30, 2017, the Company entered into agreements with the holders of the convertible preferred stock to convert all outstanding preferred stock and accrued dividends into Class A common shares of the Company (see Note 15).

NOTE 11 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2017, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, we have concluded that the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the years ended April 30, 2017 and 2016, we had the following activity in our derivative liabilities:

		Convertible	Preferred
	Warrants	Notes	Stock	Total

Balance, April 30, 2015	$-	$-	$-	$-
Increases in derivative value due to new issuances	1,290,874	-	-	1,290,874
Change in fair value of derivative liabilities	(895,255)	-	-	(895,255)

Balance, April 30, 2016	395,619	-	-	395,619
Increases in derivative value to debt discount	-	208,782	-	208,782
Decrease in derivative value due to note conversions	-	(100,127)	-	(100,127)
Change in fair value of derivative liabilities	5,904,051	196,020	5,656	6,105,727

Balance, April 30, 2017	$6,299,670	$304,675	$5,656	$6,610,001

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of April 30, 2017 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rates ranging from 1.45% – 2.13%

•	The probability of future financing was estimated at 100%

•	Computed volatility estimated at 104% – 110%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Authorized Shares

On March 31, 2017, the Company amended its articles of incorporation to provide for an increase in the authorized shares of common stock from 3,000,000,000 to 5,000,000,000 shares. In addition, the articles of incorporation were amended to provide for two classes of common shares: (i) Class A Shares, having one vote per share, and (ii) Class B Shares, with 10 votes per share. All of the currently outstanding shares of common stock were reclassified as Class A Shares, except that the common shares issued in the refinery transaction discussed in Note 6 were classified as Class B Shares. Other than the provisions of the voting rights, the two classes of shares of common stock will have equal terms and conditions.

Adjustment to Outstanding Shares

During the year ended April 30, 2016, the Company cancelled 40,000 outstanding shares of its common stock, resulting in a decrease to common stock and an increase to additional paid-in capital of $39.

Related Party Debt Contributed to Capital

On May 18, 2015, Jack W. Hanks, Bruce N. Lemons and Nabil Katabi, the then three directors of the Company and certain companies under their control, entered an agreement to forgive the indebtedness from the Company totaling $2,212,721 and contribute the amounts to capital. See Note 4.

Stock Issuances

During the year ended April 30, 2017, the Company issued a total of 807,184,154 shares of its Class A common stock: 39,394,400 shares for cash of $76,369; 236,784,319 shares for common stock payable of $3,064,332; 489,000,000 shares valued at $184,909 in conversion of a convertible note payable and reduction in related derivative liabilities; 2,082,190 shares valued at $416 for accrued expenses; 28,625,000 valued at $5,725 for accounts payable; 4,298,245 shares valued at $98,535 for services and 7,000,000 shares valued at $34,300 for interest expense.

During the year ended April 30, 2016, the Company issued 123,283,700 shares of its Class A common stock to a related party pursuant to the conversion of 1,000,000 Preferred Shares with a book value of $1,000,000 and accrued dividends of $410,685 into 123,283,700 common shares of the Company at $0.01 per share. The common shares issued were valued at $1,849,256, or $0.015 per share, the market price on the date of the conversion, resulting in a loss on extinguishment of debt of $438,571.

As further discussed in Note 6, on March 4, 2017, the Company entered into an agreement with Maple, a related party, to acquire all of Maple’s right, title and interest in plans (the “Rights”) to build a crude oil refinery in Pecos County, Texas. The Company issued 1,500,000,000 Class B common shares to Maple to acquire the rights. The shares were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

Common Stock Payable

During the year ended April 30, 2016, common stock payable was increased from $90,000 at April 30, 2015 to $3,395,483 at April 30, 2016: $2,925,000 for conversion of related party notes payable of $1,950,000 and loss on extinguishment of debt of $975,000; $75,000 for cash and $13,815 for services in a private placement and $291,668 in conversion of accrued expenses.

During the year ended April 30, 2017, common stock payable decreased from $3,395,483 at April 30, 2016 to $307,978 at April 30, 2017: decreased $90,000 for common stock payable to related parties forgiven and contributed to paid-in capital; decreased $3,064,332 for 236,784,319 Class A common shares issued; increased $49,741 for cash and increased $17,086 for services. Subsequent to April 30, 2017, the balance in common stock payable of $291,668 was eliminated through the issuance of Class A common shares (see Note 15).

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the years ended April 30, 2017 and 2016.

A summary of stock option activity during the years ended April 30, 2017 and 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2015	2,000,000	$0.35	6.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, April 30, 2016	2,000,000	$0.35	5.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, April 30, 2017	2,000,000	$0.35	4.85

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which value is amortized to stock-based compensation expense over the vesting period of the options. No stock-based compensation expense was recorded during the years ended April 30, 2017 and 2016 related to stock option grants. There was no unrecognized stock option expense at April 30, 2017.

Subsequent to April 30, 2017, the holders of the options surrendered them to the Company and the options were cancelled (see Note 15).

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

In a series of subscription agreements, during the year ended April 30, 2016, we issued 3,289,192 warrants that contain certain anti-dilution provisions that we have identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes and considering the existence of a tainted equity environment (see Note 11).

A summary of warrant activity during the years ended April 30, 2017 and 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2015	564,000	$0.25	0.50

Granted	11,512,170	$0.01
Canceled / Expired	(554,000)	$0.26
Exercised	-	-

Outstanding and exercisable, April 30, 2016	11,522,170	$0.01	5.91

Granted	383,739,041	$0.01
Canceled / Expired	-
Exercised	-	-

Outstanding and exercisable, April 30, 2017	395,261,211	$0.01	4.90

The number of warrant shares granted during the year ended April 30, 2017 includes a total of 220,644,681 warrant shares issued to warrant holders pursuant to anti-dilution provisions.

Common Stock Reserved

At April 30, 2016, 395,261,211 shares of the Company’s common stock were reserved for issuance of outstanding warrants and 233,000,000 shares were reserved for the April 19, 2017 convertible promissory note.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

Operating Lease Commitments

The Company acquired the Bolzer Lease pursuant to a September 23, 2010 merger. Subsequently, notice of termination on this lease effective April 26, 2010 was provided by previous management. The Company has recorded an accrued expense as of April 30, 2017 and 2016 for the minimum lease payment of $62,541 for the January 2010 payment.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $9,016,000 as of April 30, 2017 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2037. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2017	2016
Deferred tax asset:
Net operating loss carryforward	$3,373,482	$3,155,766
Valuation allowance	(3,373,482)	(3,155,766)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2017	2016

Change in net operating loss benefit	$217,716	$114,935
Change in valuation allowance	(217,716)	(114,935)

Total	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Issuance of Class A Common Shares

Subsequent to April 30, 2017, we issued a total of 465,396,910 shares of Class A common stock: 62,846,918 shares in payment of common stock payable of $307,978; 8,000,000 shares for services valued at $136,000; 440,000 shares in settlement of accrued expenses of $44,000; 353,359,992 shares in the cashless exercise of warrants; 24,750,000 shares in settlement of preferred stock and accrued dividends payable totaling $428,707 and 16,000,000 shares in settlement of a convertible note payable and accrued interest payable totaling of $239,365.

Cashless Exercise of Warrants

In May 2017, the Company offered the holders of warrants to register the underlying Class A common shares in exchange for the warrant holders converting the warrants on a cashless, one-share for one-share basis. All but two warrant holders accepted the offer, and in May 2017, a total of 353,359,992 Class A common shares were issued to warrant holders in a cashless exercise.

Settlement of Debt

Effective June 19, 2017, the Company entered into agreements with the holders of outstanding convertible preferred stock (Note 10) pursuant to which $137,500 principal and $291,207 accrued dividends payable were extinguished through the issuance of a total of 24,750,000 shares of the Company’s Class A common stock.

Effective June 20, 2017, the Company entered into an agreement to extinguish a convertible note payable of $120,000 and $119,365 accrued interest payable through the issuance of 16,000,000 shares of the Company’s Class A common stock.

May 15, 2017 Convertible Redeemable Note

Effective May 15, 2017, we issued and delivered to Eagle Equities LLC an 8% convertible redeemable note in the principal amount of $115,000. The note was issued at a discount, resulting in our receipt of $105,000. We can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 125% plus accrued interest. The redemption price thereafter increases to 135%, plus accrued interest, until the 120th day from issuance and to150%, plus accrued interest, until the 180th day from issuance. The note is due and payable on May 15, 2018. During the first 6 months the note is in effect, the holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of our common stock at a fixed price of $0.03 per share. Beginning the 6 month anniversary of the note, the holder of the note, at is option, may convert the unpaid principal of, and accrued interest on, the note into shares of our common stock a 40% discount from the average of the three lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance.

May 16, 2017 Convertible Redeemable Note

Effective May 16, 2017, we issued and delivered to Crown Bridge Partners, LLC an 8% convertible redeemable note in the principal amount of $60,000. The note was issued at a discount, resulting in our receipt of $54,000. The note is due and payable on May 16, 2018. The other terms of the note are identical to the terms of the May 15, 2017 convertible redeemable note.

May 24, 2017 Convertible Redeemable Note

Effective May 24, 2017, we issued and delivered to GS Capital Partners, LLC an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in our receipt of $158,000. The note is due and payable on May 24, 2018. We can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 118% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance and then to 133%, plus accrued interest, until the 180th day from issuance. The note cannot be prepaid after the 180th day after issuance. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of our common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price cannot be less than a floor of $.03 per share of common stock. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock).

June 12, 2017 Equity Purchase Agreement

On June 12, 2017, we entered into an Equity Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”). Pursuant to the terms of the Equity Purchase Agreement, Crown Bridge has committed to purchase up to $3,000,000 of our common stock for a period of up to 24 months commencing upon the effectiveness of a registration statement covering the resale of shares issuable to Crown Bridge under the Equity Purchase Agreement. The Equity Purchase Agreement allows us to deliver a put notice to Crown Bridge stating the dollar amount of common stock that we intend to sell to Crown Bridge on the date specified in the put notice. The amount of each put notice is limited to a formula that is equal to the lesser of (i) $100,000 or (ii) 150% of the average dollar value of the trading volume of our stock, measured at the lowest price during the trading period, for the seven days prior to the purchase of shares by Crown Bridge. The purchase price of shares issued in respect of each put notice is 80% of the average of the three lowest trading prices in the seven trading days immediately preceding the date on which the Company exercises its put right. We are required to file a registration statement with the SEC on Form S-1 within 45 days of the date of the Equity Purchase Agreement covering the resale of shares to be issued under such agreement and to use our best efforts to cause the registration statement to become effective within 90 days of such date.

In connection with the Equity Purchase Agreement, we issued to Crown Bridge, as a commitment fee, an $80,000 convertible promissory note which matures on December 12, 2017. The note bears interest at a rate of 8% per annum. We are entitled to redeem the note at a redemption price of 125% plus accrued interest during the first 90 days after issuance. The redemption price then increases to 135% until the 120th day after issuance and then increases to 150% until the 180th day after issuance, after which the date the note may not be redeemed. If the note is not redeemed or we otherwise default thereunder, Crown Bridge may convert the unpaid balance into shares of our Class A common stock at a conversion price equal to the lesser of (i) the closing price of our Class A common stock on the issuance date of the note or (ii) 60% of the average of the three lowest trading prices during the 25-day period prior to the notice of conversion.

July 7, 2017 Convertible Redeemable Note

On July 7, 2017, we completed the funding of a 12% convertible note in the principal amount of $125,000 issued to JSJ Investments Inc. The note was issued at a discount, resulting in our receipt of $118,750 of net proceeds, prior to expenses. We can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 30, 2018. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of our common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading prices during the 20 days prior to conversion. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of March 30, 2018.

We have agreed with JSJ Investments Inc. to use any proceeds from draws on our prospective equity line of credit or sale of assets to first repay the note we issued to JSJ Investments in April 2017 and second to repay the July 7, 2017 note.

