Form 10-Q
period 2017-07-31
MMEX Resources Corp
filed 2017-09-12
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 12, 2017 there were 1,464,263,078 shares of Class A common stock, $0.001 par value, issued and outstanding and 1,500,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2017

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2017 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2017	April 30, 2017
	(Unaudited)
Assets

Current assets:
Cash	$45,552	$54,513
Total current assets	45,552	54,513

Property and equipment, net	75,167	-
Deposit	900	-

Total assets	$121,619	$54,513

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$788,609	$694,664
Accrued expenses	425,547	912,870
Accrued expenses – related party	72,233	70,670
Notes payable, currently in default	375,001	375,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at July 31, 2017 and April 30, 2017, respectively	75,000	195,000
Convertible notes payable, net of discount of $512,248 and $136,284 at July 31, 2017 and April 30, 2017, respectively	185,752	8,716
Convertible preferred stock	-	137,500
Derivative liabilities	710,448	6,610,001
Total current liabilities	2,632,590	9,004,422

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 3,000,000,000 shares authorized, 1,464,263,078 and 987,616,168 shares issued and outstanding at July 31, 2017 and April 30, 2017, respectively	1,464,264	987,617
Class B: 2,000,000,000 shares authorized, 1,500,000,000 shares issued and outstanding at July 31, 2017 and April 30, 2017, respectively	1,500,000	1,500,000
Common stock payable	-	307,978
Additional paid-in capital	27,845,671	25,551,533
Non-controlling interest	(378,789)	(378,443)
Accumulated (deficit)	(32,942,117)	(36,918,594)
Total stockholders’ deficit	(2,510,971)	(8,949,909)

Total liabilities and stockholders’ deficit	$121,619	$54,513

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2017	2016

Revenues	$-	$-

Operating expenses:
General and administrative expenses	338,130	23,590
Refinery start-up costs	333,111	-
Depreciation and amortization	290	324

Total operating expenses	671,531	23,914

Loss from operations	(671,531)	(23,914)

Other income (expense):
Interest expense	(294,608)	(36,239)
Gain on derivative liabilities	4,466,683	85,695
Gain on extinguishment of liabilities	475,587	-

Total other income (expense)	4,647,662	49,456

Income before income taxes	3,976,131	25,542
Provision for income taxes	-	-

Net income	3,976,131	25,542

Non-controlling interest in loss of consolidated subsidiaries	346	462

Net income attributable to the Company	$3,976,477	$26,004

Net income per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	1,324,731,007	371,419,312
Diluted	1,444,142,262	371,474,480

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net income attributable to the Company	$3,976,477	$26,004
Non-controlling interest in loss of consolidated subsidiaries	(346)	(462)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	290	324
Stock-based compensation	227,125	-
Convertible note payable issued for commitment fee	80,000	-
Gain on derivative liabilities	(4,466,683)	(85,695)
Gain on extinguishment of debt	(475,587)	-
Amortization of debt discount	177,036	-
Increase in deposits	(900)	-
Increase in liabilities:
Accounts payable	112,772	5,026
Accrued expenses	37,562	36,108
Net cash used in operating activities	(332,254)	(18,695)

Cash flows from investing activities:
Purchase of property and equipment	(75,457)	-
Net cash used in investing activities	(75,457)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	398,750	-
Proceeds from common stock payable	-	21,000
Net cash provided by financing activities	398,750	21,000

Net increase (decrease) in cash	(8,961)	2,305
Cash at the beginning of the period	54,513	1,030

Cash at the end of the period	$45,552	$3,335

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Common stock for common stock payable	307,978	2,935,000
Settlement of convertible preferred stock and accrued interest for common stock	200,476	-
Common stock and additional paid-in capital for derivative liabilities in cashless exercise of warrants	1,906,006	-
Common stock for accrued expenses	4,400	-
Settlement of convertible notes payable and accrued interest for common stock	124,800	-
Derivative liabilities for debt discount	478,750	-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2017

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

MMEX was formed as a Nevada corporation in 2005. The current management team led an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed on September 23, 2010 and changed the Company’s name to MMEX Mining Corporation on February 11, 2011 and to MMEX Resources Corporation on April 6, 2016

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

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

As of April 13, 2016, the Company assigned AMC to an irrevocable trust (the “Trust”), whose beneficiaries are the existing shareholders of MMEX. The accounts of AMC are included in the consolidated financial statements due to the common ownership. AMC through the Trust controls the Hunza coal interest previously owned by MMEX.

On September 1, 2016, the Company entered into a stock assignment agreement with LatAm Services, LLC (“LatAm”), whose members are officers and directors of the Company, pursuant to which it assigned MCCH to LatAm. The accounts of MCCH are included in the consolidated financial statements due to the common ownership. With the assignment of MCCH to LatAm, the MMEX has exited the Hunza coal project to focus on energy related projects under its new business plan.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC on July 28, 2017.

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

Office furniture and equipment	10 years

Computer equipment and software	5 years

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$710,448	$-	$-	$710,448

April 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,610,001	$-	$-	$6,610,001

Refinery start-up costs

Costs incurred prior to opening the Company’s proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as start-up costs and expensed as incurred.

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2017, diluted weighted average number of common shares outstanding included 958,421 common shares issuable for in-the-money warrants using the treasury stock method and 118,452,834 common shares issuable for convertible debt. For the three months ended July 31, 2016, diluted weighted average number of common shares outstanding included 55,168 common shares issuable for in-the-money warrants using the treasury stock method.

Issuance of shares for non-cash consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of the standards issued by the FASB. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year periods presentation.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, ”Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, “Distinguishing Liabilities from Equity,” because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $32,942,117 and a total stockholders’ deficit of $2,510,971 at July 31, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses (see Note 6) to related parties totaled $72,233 and $70,670 as of July 31, 2017 and April 30, 2017, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2017	April 30, 2017

Office furniture and equipment	$4,322	$454
Computer equipment and software	29,070	24,569
Less accumulated depreciation and amortization	(25,313)	(25,023)
	8,079	-
Land	67,088	-

	$75,167	$-

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas. This 126 acre parcel is part of the 476 acre tract on which the Company intends to build a crude oil refinery.

Depreciation and amortization expense totaled $290 and $324 for the three months ended July 31, 2017 and 2016, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2017	April 30, 2017

Accrued payroll	$30,090	$30,090
Accrued consulting	31,633	75,633
Accrued interest	373,516	815,276
Other	62,541	62,541

	$497,780	$983,540

NOTE 7 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	July 31, 2017	April 30, 2017

Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%	$300,000	$300,000
Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	75,001	75,001

	$375,001	$375,001

Accrued interest payable on notes payable, currently in default, totaled $283,245 and $273,870 at July 31, 2017 and April 30, 2017, respectively.

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2017	April 30, 2017

Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000
Note payable to an unrelated party, maturing March 1, 2013, with interest at 1.87% per month, convertible into common shares of the Company at $0.20 per share, repaid in June 207	-	120,000

Total	$75,000	$195,000

Effective June 20, 2017, the Company entered into an agreement to extinguish the $120,000 convertible note payable and $119,365 accrued interest payable through the issuance of 16,000,000 shares of the Company’s Class A common stock, recognizing a gain on extinguishment of debt of $114,565.

Accrued interest payable on convertible notes payable, currently in default, totaled $77,554 and $190,343 at July 31, 2017 and April 30, 2017, respectively.

Convertible notes payable consist of the following at:

	July 31, 2017	April 30, 2017

Note payable to an accredited investor, maturing October 19, 2017, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	$145,000	$145,000
Note payable to an accredited investor, maturing May 15, 2018, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	115,000	-
Note payable to an accredited investor, maturing May 16, 2018, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	60,000	-
Note payable to an accredited investor, maturing May 24, 2018, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	173,000	-
Note payable to an accredited investor, maturing December 12, 2017, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	80,000	-
Note payable to an accredited investor, maturing March 30, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	125,000	-

Total	698,000	145,000
Less discount	(512,248)	(136,284)

Net	$185,752	$8,716

Effective April 19, 2017 the Company issued and delivered to JSJ Investments, Inc. a 12% convertible note payable to JSJ Investments, Inc. in the principal amount of $145,000. The note was issued at a discount, resulting in the receipt of $138,000. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance. The note is due and payable on the October 19, 2017 at a redemption price of 150% plus accrued interest. The holder of the note, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price cannot be less than a floor of $.03 per share of common stock. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance.

Effective May 15, 2017, the Company issued and delivered to Eagle Equities LLC an 8% convertible redeemable note in the principal amount of $115,000. The note was issued at a discount, resulting in the receipt of $105,000. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 125% plus accrued interest. The redemption price thereafter increases to 135%, plus accrued interest, until the 120th day from issuance and to 150%, plus accrued interest, until the 180th day from issuance. The note is due and payable on May 15, 2018. During the first 6 months the note is in effect, the holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a fixed price of $0.03 per share. Beginning the 6 month anniversary of the note, the holder of the note, at is option, may convert the unpaid principal and accrued interest into shares of the Company’s Class A common stock a 40% discount from the average of the three lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance.

Effective May 16, 2017, the Company issued and delivered to Crown Bridge Partners, LLC an 8% convertible redeemable note in the principal amount of $60,000. The note was issued at a discount, resulting in the receipt of $54,000. The note is due and payable on May 16, 2018. The other terms of the note are identical to the terms of the May 15, 2017 convertible redeemable note described above.

Effective May 24, 2017, the Company issued and delivered to GS Capital Partners, LLC an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the receipt of $158,000. The note is due and payable on May 24, 2018. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 118% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance and then to 133%, plus accrued interest, until the 180th day from issuance. The note cannot be prepaid after the 180th day after issuance. The holder of the note, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price cannot be less than a floor of $.03 per share of common stock. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock).

On June 12, 2017, the Company entered into an Equity Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”). Pursuant to the terms of the Equity Purchase Agreement, Crown Bridge has committed to purchase up to $3,000,000 of our common stock for a period of up to 24 months commencing upon the effectiveness of a registration statement covering the resale of shares issuable to Crown Bridge under the Equity Purchase Agreement. The Equity Purchase Agreement allows the Company to deliver a put notice to Crown Bridge stating the dollar amount of common stock that it intends to sell to Crown Bridge on the date specified in the put notice. The amount of each put notice is limited to a formula that is equal to the lesser of (i) $100,000 or (ii) 150% of the average dollar value of the trading volume of the Company’s stock, measured at the lowest price during the trading period, for the seven days prior to the purchase of shares by Crown Bridge. The purchase price of shares issued in respect of each put notice is 80% of the average of the three lowest trading prices in the seven trading days immediately preceding the date on which the Company exercises its put right. The Company is required to file a registration statement with the SEC on Form S-1 within 45 days of the date of the Equity Purchase Agreement covering the resale of shares to be issued under such agreement and to use its best efforts to cause the registration statement to become effective within 90 days of such date.

In connection with the Equity Purchase Agreement, the Company issued to Crown Bridge, as a commitment fee, an $80,000 convertible promissory note which matures on December 12, 2017. The note bears interest at a rate of 8% per annum. The Company is entitled to redeem the note at a redemption price of 125% plus accrued interest during the first 90 days after issuance. The redemption price then increases to 135% until the 120th day after issuance and then increases to 150% until the 180th day after issuance, after which the date the note may not be redeemed. If the note is not redeemed or the Company is otherwise in default, Crown Bridge may convert the unpaid balance into shares of the Company’s Class A common stock at a conversion price equal to the lesser of (i) the closing price of the Company’s Class A common stock on the issuance date of the note or (ii) 60% of the average of the three lowest trading prices during the 25-day period prior to the notice of conversion.

On July 7, 2017, the Company issued and delivered to JSJ Investments, Inc. a second 12% convertible note payable to JSJ Investments, Inc. in the principal amount of $145,000. The note was issued at a discount, resulting in the receipt of $118,750. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 30, 2018. The holder of the note, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading prices during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of March 30, 2018. The Company agreed with JSJ Investments Inc. to use any proceeds from draws on our prospective equity line of credit or sale of assets to first repay the note we issued to JSJ Investments in April 2017 and second to repay the July 7, 2017 note.

Accrued interest payable on convertible notes payable totaled $12,717 and $524 at July 31, 2017 and April 30, 2017, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and considering the existence of a tainted equity environment (see Note 9).

NOTE 8 – CONVERTIBLE PREFERRED STOCK

As of April 30, 2017, the Company had $137,500 face value of Armadillo Mining Corporation preferred stock issued in June 2011 to two unrelated parties, with accrued dividends payable of $350,539. The preferred stock carried a 25% cumulative dividend and had a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.

Effective June 19, 2017, the Company entered into agreements with the holders of the outstanding convertible preferred stock pursuant to which $137,500 principal, $359,957 accrued dividends payable and $4,571 derivative liabilities were extinguished through the issuance of a total of 24,750,000 shares of the Company’s Class A common stock, recognizing a gain on extinguishment of debt of $302,595.

In connection with the settlement of the preferred stock on June 19, 2017, the Company issued 11,250,000 shares of its Class A common stock to a non-related consultant. The shares were valued at $91,125, based on the closing market price of the stock on the date of issuance, and included in general and administrative expenses. No gain or loss was recorded on the settlement.

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of July 31, 2017, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the three months ended July 31, 2017, we had the following activity in our derivative liabilities:

		Convertible	Preferred
	Warrants	Notes	Stock	Total

Balance, April 30, 2017	$6,299,670	$304,675	$5,656	$6,610,001
New issuances of debt	-	478,750	-	478,750
Debt conversions and warrant exercises	(1,906,006)	-	(5,614)	(1,911,620)
Change in fair value of derivative liabilities	(4,176,274)	(290,367)	(42)	(4,466,683)

Balance, July 31, 2017	$217,390	$493,058	$-	$710,448

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of July 31, 2017 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rates ranging from 1.46% – 1.51%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 104% to 109%

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

Stock Issuances

During the three months ended July 31, 2017, the Company issued a total of 476,646,910 shares of its Class A common stock: 62,846,918 shares for common stock payable of $307,978; 19,250,000 shares for services valued at $227,125; 440,000 shares valued at $4,400 in payment of accrued expenses of $44,000 resulting in a gain on extinguishment of debt of $39,600; 353,359,992 shares in the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006; 24,750,000 shares valued at $200,476 in the extinguishment of preferred stock of $137,500, accrued interest payable of $359,957 and derivative liabilities of $5,614 resulting in a gain on extinguishment of debt of $302,595 and 16,000,000 shares valued at $124,800 in the extinguishment of a convertible note payable of $120,000 and accrued interest payable of $119,365 resulting in a gain on extinguishment of debt of $114,565.

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the three months ended July 31, 2017.

A summary of stock option activity during the three months ended July 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2017	2,000,000	$0.35	4.85

Granted	-	$-
Canceled / Expired	(2,000,000)	$0.35
Exercised	-	$-

Outstanding, July 31, 2017	-	$-	-

Effective June 1, 2017, the holders of the options surrendered them to the Company and the options were cancelled.

Warrants

The Company has issued warrants to investors in a series of subscription agreements in equity financings or for other stock-based compensation. Certain of the warrants contain anti-dilution provisions that the Company has identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes and considering the existence of a tainted equity environment (see Note 9).

A summary of warrant activity during the three months ended July 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2017	395,261,211	$0.01	4.91

Granted	8,168,468	$0.01
Canceled / Expired	(10,000)	$0.05
Exercised	(353,360,492)	$0.01

Outstanding, July 31, 2017	50,059,187	$0.01	4.64

The warrant shares granted during the three months ended July 31, 2017 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

The 353,359,992 warrant shares exercised were pursuant to the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006.

Common Stock Reserved

At July 31, 2017, 50,059,187 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants and 760,777,276 shares of the Company’s Class A common stock were reserved for convertible notes payable.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

On August 30, 2017, the Company announced it has secured permit approval from the Texas Commission on Environmental Quality (TCEQ) to build a 10,000 barrel-per-day (BPD) crude distillation unit near Fort Stockton, Texas.

On September 7, 2017, we completed the funding of a 12% convertible note in the principal amount of $115,000 issued to Auctus Fund, LLC. We can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 125% plus accrued interest. The redemption price thereafter increases to 135%, plus accrued interest, until the 180th day after issuance. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of our common stock at a price equal to the lesser of (i) the lowest trading price during the previous 25 trading day period ending on the latest complete trading day prior to the date of the note and (ii) 55% of the average of the two lowest trading prices for our common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of June 1, 2018. We received $105,000 of note proceeds after payment of $10,000 of the fees and expenses of the lender and its counsel.

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

The most significant focus of our current business plan is to build crude oil refining facilities in the Permian Basin in West Texas. Through our wholly owned subsidiary, Pecos Refining & Transport, LLC (“Pecos Refining”), we intend initially to build and commence operation of a 10,000 barrelperday (“bpd”) crude oil distillation unit (the “Distillation Unit”) that will produce a nontransportation grade diesel primarily for sale in the local market for drilling frac fluids, along with naphtha and heavy fuel oil to be sold to other refiners. Through a separate subsidiary, we intend to build and commence operation of a crude oil refinery (the “Large Refinery”) with up to 100,000 bpd capacity at the same location in West Texas. In this filing, we often refer to the Distillation Unit and the Large Refinery collectively as the “Refinery.” These projects will be built on 476 acres located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the South Orient Railroad (known as the “Texas Pacifico Railroad”). The cost of the Distillation Unit with a 10,000 bpd capacity is estimated to be approximately $50 million. The cost of the Large Refinery with a 50,000 bpd capacity is estimated to be approximately $500 million and the cost of a 100,000 bpd refinery is estimated to be approximately $850 million. If successfully developed, the Refinery would connect to existing railways and pipelines to market diesel, gasoline, liquefied petroleum gas and other refined products within the U.S., with the potential to market these products and crude oil to western Mexico and South America. If completed, the Large Refinery will be one of the first full scale oil refineries built in the United States in more than 40 years.

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

On July 28, 2017, we acquired 126 acres of land located near Fort Stockton, Texas. This 126 acre parcel is part of the 476 acre tract on which we intend to build the Refinery. On July 31, 2017, we filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to obtain an air quality permit and expect to obtain full permitting on the Distillation Unit within 45 days of filing. Assuming we are able to obtain adequate financing, we will begin construction on the Distillation Unit on 15 acres of this 126 acre tract as soon we receive the necessary governmental permits.

On August 30, 2017, we announced the Company has secured permit approval from the Texas Commission on Environmental Quality (TCEQ) to build a 10,000 barrel-per-day (BPD) crude distillation unit near Fort Stockton, Texas. The Company anticipates beginning construction of the 10,000 BPD refinery project imminently. The project is expected to require approximately 15 months of construction time and create significant economic impact in Pecos County during its fast-track construction as well as result in full-time positions going forward. These initiatives will also accelerate the potential for cash flow.

Results of Operations

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $314,540 to $338,130 for the three months ended July 31, 2017 from $23,590 for the three months ended July 31, 2016. The increase is due to additional professional fees, travel and other expenses associated with securing debt financing, administrative activities of our proposed refinery project and filing of our S-1 registration statement.

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $333,111 for the three months ended July 31, 2017. We did not incur any refinery start-up costs during the three months ended July 31, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expenses are not currently material to our operations. Depreciation and amortization expenses were $290 and $324 for the three months ended July 31, 2017 and 2016, respectively.

Other Income (Expense)

Our interest expense increased $258,369 to $294,608 for the three months ended July 31, 2017 from $36,239 for the three months ended July 31, 2016, due to new convertible debt during the first quarter of the current fiscal year and, including amortization of debt discount on the new convertible notes payable.

We reported a gain on derivative liabilities of $4,466,683 and $85,695 for the three months ended July 31, 2017 and 2016, respectively. The increase in gain on derivative liabilities in the first quarter of the current fiscal year resulted primarily from the exercise of substantially all warrants. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on extinguishment of liabilities of $475,587 for the three months ended July 31, 2017. We had no gain or loss on extinguishment of liabilities for the three months ended July 31, 2016. Our gain on extinguishment of debt during the first quarter of the current fiscal year resulted from the settlement and extinguishment of a convertible note payable, preferred stock and certain accounts payable and accrued expenses. Where shares of our Class A common stock are issued in extinguishment of debt, we record the value of the shares issued at the current market price, which at times is significantly higher than the book value of the debt, resulting in a gain on extinguishment of debt.

Net Income

Primarily as a result of the gain on derivative liabilities and gain on extinguishment of debt discussed above, we reported net income of $3,976,131 and $25,542 for the three months ended July 31, 2017 and 2016, respectively.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

We have little activity in our consolidated subsidiaries. Non-controlling interest in loss of consolidated subsidiaries was $346 and $462 for the three months ended July 31, 2017 and 2016, respectively.

Net Income Attributable to the Company

Net income attributable to the Company was $3,976,477 and $26,004 for the three months ended July 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Working Capital

As of July 31, 2017, we had current assets of $45,552, comprised of cash, and current liabilities of $2,632,590, resulting in a working capital deficit of $2,587,038. Included in our current liabilities as of July 31, 2017 are derivative liabilities of $710,448, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2017 and 2016 were as follows:

	2017	2016

Cash, beginning of period	$54,513	$1,030
Net cash used in operating activities	(332,254)	(18,695)
Net cash used in investing activities	(75,457)	-
Net cash provided by financing activities	398,750	21,000

Cash, end of period	$45,552	$3,335

We used net cash of $332,254 in operating activities for the three months ended July 31, 2017 as a result of net income attributable to the Company of $3,976,477, non-cash expenses totaling $484,451 and increases in accounts payable of $112,772 and accrued expenses of $37,562, offset by non-controlling interest in net loss of consolidated subsidiaries of $346, non-cash gains totaling $4,942,270 and increase in deposits of $900.

By comparison, we used net cash of $18,695 in operating activities for the three months ended July 31, 2016 as a result of net income attributable to the Company of $26,004, non-cash expenses of $324 and increases in accounts payable of $5,026 and accrued expenses of $36,108, offset by non-controlling interest in net loss of consolidated subsidiaries of $462 and non-cash gain of $85,695.

Net cash used in investing activities for the three months ended July 31, 2017 was $75,457, comprised of purchase of property and equipment. We had no net cash provided by or used in investing activities for the three months ended July 31, 2016.

We had net cash provided by financing activities of $398,750 for the three months ended July 31, 2017, comprised of proceeds convertible notes payable of $435,750, partially offset by debt issuance costs of $37,000.

Net cash provided by financing activities was $21,000 for the three months ended July 31, 2016 from proceeds from common stock payable.

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

On September 7, 2017, we completed the funding of a 12% convertible note in the principal amount of $115,000 issued to Auctus Fund, LLC. We can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 125% plus accrued interest. The redemption price thereafter increases to 135%, plus accrued interest, until the 180th day after issuance. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of our common stock at a price equal to the lesser of (i) the lowest trading price during the previous 25 trading day period ending on the latest complete trading day prior to the date of the note and (ii) 55% of the average of the two lowest trading prices for our common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of June 1, 2018. We received $105,000 of note proceeds after payment of $10,000 of the fees and expenses of the lender and its counsel.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended July 31, 2017. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$710,448	$-	$-	$710,448

April 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,610,001	$-	$-	$6,610,001

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of July 31, 2017, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of July 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2017, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2017, the Company issued a total of 476,646,910 shares of its Class A common stock: 62,846,918 shares for common stock payable of $307,978; 19,250,000 shares for services valued at $227,125; 440,000 shares in payment of accrued expenses of $44,000; 353,359,992 shares in the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006; 24,750,000 shares in the extinguishment of preferred stock of $137,500, accrued dividends payable of $359,957 and derivative liabilities of $5,614 and 16,000,000 shares in the extinguishment of a convertible note payable of $120,000 and accrued interest payable of $119,365.

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

MMEX Resources Corporation

Dated: September 12, 2017	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

