Form 10-Q
period 2017-10-31
MMEX Resources Corp
filed 2017-12-12
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 12, 2017 there were 1,537,342,476 shares of Class A common stock, $0.001 par value, issued and outstanding and 1,500,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

2

MMEX RESOURCES CORPORATION

QUARTER ENDED OCTOBER 31, 2017

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2017	April 30, 2017
	(Unaudited)
Assets
Current assets:
Cash	$50,297	$54,513
Total current assets	50,297	54,513

Property and equipment, net	101,203	-
Deposit	900	-

Total assets	$152,400	$54,513

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$715,221	$694,664
Accrued expenses	232,720	912,870
Accrued expenses – related party	31,633	70,670
Notes payable, currently in default	75,001	375,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at October 31, 2017 and April 30, 2017, respectively	75,000	195,000
Convertible notes payable, net of discount of $628,608 and $136,284 at October 31, 2017 and April 30, 2017, respectively	335,062	8,716
Convertible preferred stock	-	137,500
Derivative liabilities	1,789,047	6,610,001
Total current liabilities	3,253,684	9,004,422

Long-term liabilities:
Convertible note payable, net of discount of $181,003 at October 31, 2017	3,797	-

Total liabilities	3,257,481	9,004,422

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 3,000,000,000 shares authorized, 1,474,263,078 and 987,616,168 shares issued and outstanding at October 31, 2017 and April 30, 2017, respectively	1,474,264	987,617
Class B: 2,000,000,000 shares authorized, 1,500,000,000 shares issued and outstanding at October 31, 2017 and April 30, 2017, respectively	1,500,000	1,500,000
Common stock payable	-	307,978
Additional paid-in capital	27,395,630	25,551,533
Non-controlling interest	272,216	(378,443)
Accumulated (deficit)	(33,747,191)	(36,918,594)
Total stockholders’ deficit	(3,105,081)	(8,949,909)

Total liabilities and stockholders’ deficit	$152,400	$54,513

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	132,581	102,651	470,711	126,241
Refinery start-up costs	165,420	-	498,531	-
Depreciation and amortization	417	62	707	386

Total operating expenses	298,418	102,713	969,949	126,627

Loss from operations	(298,418)	(102,713)	(969,949)	(126,627)

Other income (expense):
Interest expense	(431,793)	(80,700)	(726,401)	(116,939)
Gain (loss) on derivative liabilities	(514,129)	(52,587)	3,952,554	33,108
Gain on assignment and assumption agreement	1,090,271	-	1,090,271	-
Gain on extinguishment of debt	-	-	475,587	-

Total other income (expense)	144,349	(133,287)	4,792,011	(83,831)

Income (loss) before income taxes	(154,069)	(236,000)	3,822,062	(210,458)
Provision for income taxes	-	-	-	-

Net income (loss)	(154,069)	(236,000)	3,822,062	(210,458)

Non-controlling interest in (income) loss of consolidated subsidiaries	(651,005)	453	(650,659)	915

Net income (loss) attributable to the Company	$(805,074)	$(235,547)	$3,171,403	$(209,543)

Net income (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding: Basic and diluted	1,468,936,991	376,528,409	1,396,834,000	373,973,860
Diluted	1,468,936,991	376,528,409	1,467,161,534	373,973,860

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to the Company	$3,171,403	$(209,543)
Non-controlling interest in income (loss) of consolidated subsidiaries	650,659	(915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	707	386
Stock-based compensation	227,125	47,254
Convertible note payable issued for commitment fee	80,000	-
Interest expense added to convertible note principal	38,247	-
Gain on derivative liabilities	(3,952,554)	(33,108)
Gain on assignment and assumption agreement	(1,090,271)	-
Gain on extinguishment of debt	(475,587)	-
Amortization of debt discount	475,143	-
Increase in deposits	(900)	-
Increase in liabilities:
Accounts payable	135,039	90,766
Accrued expenses	67,433	71,955
Net cash used in operating activities	(673,556)	(33,205)

Cash flows from investing activities:
Purchase of property and equipment	(101,910)	-
Net cash used in investing activities	(101,910)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	771,250	-
Proceeds from common stock payable	-	32,384
Net cash provided by financing activities	771,250	32,384

Net increase (decrease) in cash	(4,216)	(821)
Cash at the beginning of the period	54,513	1,030
Cash at the end of the period	$50,297	$209

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Common stock for common stock payable	307,978	2,935,000
Settlement of convertible preferred stock and accrued interest for common stock	200,476	-
Common stock and additional paid-in capital for derivative liabilities in cashless exercise of warrants	1,906,006	-
Common stock for accrued expenses	4,400	-
Settlement of convertible notes payable and accrued interest for common stock	124,800	-
Derivative liabilities for debt discount	1,043,220	-
Accrued interest payable added to convertible note principal	8,723	-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2017

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

As of April 13, 2016, the Company assigned AMC to an irrevocable trust (the “Trust”), whose beneficiaries are the existing shareholders of MMEX. The accounts of AMC are included in the consolidated financial statements for all periods presented due to the common ownership. AMC through the Trust controls the Hunza coal interest previously owned by MMEX.

On September 1, 2016, the Company entered into a stock assignment agreement with LatAm Services, LLC (“LatAm”), whose members are officers and directors of the Company, pursuant to which LatAm acquired MCCH, a wholly owned subsidiary of the Company, and MCC and CC, majority owned subsidiaries of MCCH. On September 18, 2017, the Company, the members of LatAm and William B. Short (“Short”), an unrelated individual, entered into an Assignment and Assumption Agreement pursuant to which Short acquired MCCH, MCC and CC from LatAm (Note 11). The accounts of MCCH, MCC and CC are included in the consolidated financial statements through September 18, 2017 due to the common ownership of LatAm. With the acquisition of these subsidiaries by LatAm, and subsequently by Short, MMEX has exited the Hunza coal project to focus on energy related projects under its new business plan.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,789,047	$-	$-	$1,789,047

April 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,610,001	$-	$-	$6,610,001

Refinery start-up costs

Costs incurred prior to opening the Company’s proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as start-up costs and expensed as incurred.

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended October 31, 2017 and 2016 and the six months ended October 31, 2016, potential dilutive shares had an anti-dilutive effect and were not included in the calculation of diluted net loss per common shares; therefore, basic net loss per share is the same as diluted net loss per share. For the six months ended October 31, 2017, diluted weighted average number of common shares outstanding included 635,701 common shares issuable for in-the-money warrants using the treasury stock method and 69,691,833 common shares issuable for convertible debt.

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, “Distinguishing Liabilities from Equity,” because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $33,747,191 and a total stockholders’ deficit of $3,105,081 at October 31, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses (see Note 7) to related parties totaled $31,633 and $70,670 as of October 31, 2017 and April 30, 2017, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2017	April 30, 2017

Office furniture and equipment	$13,363	$454
Computer equipment and software	26,287	24,569
Less accumulated depreciation and amortization	(22,493)	(25,023)
	17,157	-
Land	84,046	-

	$101,203	$-

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126 acre parcel is part of the 476 acre tract on which the Company intends to build a crude oil refinery. The Company also subsequently acquired certain easements related to the land parcel for $16,958.

Depreciation and amortization expense totaled $417 and $62 for the three months ended October 31, 2017 and 2016, respectively, and $707 and $386 for the six months ended October 31, 2017 and 2016, respectively.

NOTE 6 – REFINERY PROJECT

On March 4, 2017, the Company entered into an agreement with Maple Resources Corporation (“Maple”), a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a $450 million, 50,000 barrels per day capacity crude oil refinery in Pecos County, Texas (the “Refinery Transaction” or the “Refinery Project”). Pursuant to the Refinery Transaction, the Company agreed to acquire the Rights in exchange for the issuance of 1,500,000,000 Class B common shares. The 1,500,000,000 Class B common stock issued for the Rights were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

Completion of the Refinery Project is subject to the receipt of required governmental permits and completion of required debt and equity financing.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2017	April 30, 2017

Accrued payroll	$30,090	$30,090
Accrued consulting	31,633	75,633
Accrued interest	140,089	815,276
Other	62,541	62,541

	$264,353	$983,540

NOTE 8 – NOTES PAYABLE

Notes payable, currently in default, consist of the following at:

	October 31, 2017	April 30, 2017

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%, extinguished pursuant to Assignment and Assumption Agreement (Note 11)	-	300,000

	$75,001	$375,001

Accrued interest payable on notes payable, currently in default, totaled $34,634 and $273,870 at October 31, 2017 and April 30, 2017, respectively.

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2017	April 30, 2017

Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000
Note payable to an unrelated party, maturing March 1, 2013, with interest at 1.87% per month, convertible into common shares of the Company at $0.20 per share, repaid in June 2017	-	120,000

Total	$75,000	$195,000

Effective June 20, 2017, the Company entered into an agreement to extinguish the $120,000 convertible note payable and $119,365 accrued interest payable through the issuance of 16,000,000 shares of the Company’s Class A common stock, recognizing a gain on extinguishment of debt of $114,565.

Accrued interest payable on convertible notes payable, currently in default, totaled $80,366 and $190,343 at October 31, 2017 and April 30, 2017, respectively.

Convertible notes payable consist of the following at:

	October 31, 2017	April 30, 2017
Note payable to an accredited investor, maturing May 15, 2018, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	$115,000	$-
Note payable to an accredited investor, maturing May 16, 2018, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	60,000	-
Note payable to an accredited investor, maturing May 24, 2018, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	173,000	-
Note payable to an accredited investor, maturing December 12, 2017, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	80,000	-
Note payable to an accredited investor, maturing March 30, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	125,000	-
Note payable to an accredited investor, maturing June 1, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	115,000	-
Note payable to an accredited investor, maturing June 20, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	123,500	-
Note payable purchased by an accredited investor pursuant to a Convertible Note Purchase and Assignment Agreement, maturing April 19, 2018, with a one-time interest charge of 12%, convertible into common shares of the Company at a defined variable exercise price	172,170	-
Note payable to an accredited investor, maturing October 19, 2017, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price, extinguished pursuant to a Convertible Note Purchase and Assignment Agreement	-	145,000
Total	963,670	145,000
Less discount	(628,608)	(136,284)

Net	$335,062	$8,716

Effective April 19, 2017 the Company issued and delivered to JSJ Investments, Inc. a 12% convertible note payable to JSJ Investments, Inc. (“JSJ”) in the principal amount of $145,000. The note was issued at a discount, resulting in the receipt of $138,000. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance. The note is due and payable on the October 19, 2017 at a redemption price of 150% plus accrued interest. The holder of the note, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price cannot be less than a floor of $.03 per share of common stock. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance. Pursuant to a Convertible Note Purchase and Assignment Agreement dated October 16, 2017 Vista Capital Investments, LLC (“Vista”) purchased from JSJ the convertible note with a principal balance of $145,000 and $8,723 accrued interest payable. No gain or loss was recognized on this transaction.

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

Effective May 16, 2017, the Company issued and delivered to Crown Bridge Partners, LLC (“Crown Bridge”) an 8% convertible redeemable note in the principal amount of $60,000. The note was issued at a discount, resulting in the receipt of $54,000. The note is due and payable on May 16, 2018. The other terms of the note are identical to the terms of the May 15, 2017 convertible redeemable note described above.

Effective May 24, 2017, the Company issued and delivered to GS Capital Partners, LLC an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the receipt of $158,000. The note is due and payable on May 24, 2018. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 118% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance and then to 133%, plus accrued interest, until the 180th day from issuance. The note cannot be prepaid after the 180th day after issuance. The holder of the note, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price cannot be less than a floor of $.03 per share of common stock. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock). The Company entered into an amendment of the note with GS Capital which extends the redemption period of the note by an additional 75 days, during which period the redemption premium will be 47%.

On June 12, 2017, the Company entered into an Equity Purchase Agreement with Crown Bridge. Pursuant to the terms of the Equity Purchase Agreement, Crown Bridge has committed to purchase up to $3,000,000 of our common stock for a period of up to 24 months commencing upon the effectiveness of a registration statement covering the resale of shares issuable to Crown Bridge under the Equity Purchase Agreement. The Equity Purchase Agreement allows the Company to deliver a put notice to Crown Bridge stating the dollar amount of common stock that it intends to sell to Crown Bridge on the date specified in the put notice. The amount of each put notice is limited to a formula that is equal to the lesser of (i) $100,000 or (ii) 150% of the average dollar value of the trading volume of the Company’s stock, measured at the lowest price during the trading period, for the seven days prior to the purchase of shares by Crown Bridge. The purchase price of shares issued in respect of each put notice is 80% of the average of the three lowest trading prices in the seven trading days immediately preceding the date on which the Company exercises its put right. The Company is required to file a registration statement with the SEC on Form S-1 within 45 days of the date of the Equity Purchase Agreement covering the resale of shares to be issued under such agreement and to use its best efforts to cause the registration statement to become effective within 90 days of such date.

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

On July 7, 2017, the Company issued and delivered to JSJ a second 12% convertible note payable to JSJ in the principal amount of $125,000. The note was issued at a discount, resulting in the receipt of $118,750. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 30, 2018. The holder of the note, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading prices during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of March 30, 2018. The Company agreed with JSJ to use any proceeds from draws on our prospective equity line of credit or sale of assets to first repay the note issued to JSJ in April 2017 and second to repay the July 7, 2017 note.

On September 7, 2017, the Company completed the funding of a 12% convertible note in the principal amount of $115,000 issued to Auctus Fund, LLC. The Company received $105,000 of note proceeds after payment of $10,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 125% plus accrued interest. The redemption price thereafter increases to 135%, plus accrued interest, until the 180th day after issuance. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a price equal to the lesser of (i) the lowest trading price during the previous 25 trading day period ending on the latest complete trading day prior to the date of the note and (ii) 55% of the average of the two lowest trading prices for the Company’s common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of June 1, 2018.

On September 18, 2017, the Company completed the funding of a 12% convertible note in the principal amount of $123,500 issued to Power Up Lending Group Ltd (“Power Up”). The Company received $112,500 of note proceeds after payment of $11,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 30 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases by an additional 5% each 30 days thereafter until the 180th day after issuance (at which date the note cannot thereafter be prepaid). The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a price equal to 61% of the average of the two lowest trading prices for the Company’s common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of June 20, 2018.

Pursuant to a Convertible Note Purchase and Assignment Agreement dated October 16, 2017 Vista Capital Investments, LLC (“Vista”) purchased from JSJ the April 19, 2017 convertible note with a principal balance of $145,000 and $8,723 accrued interest payable. The Company issued a replacement convertible note to Vista dated October 16, 2017 in the principal amount of $153,723, maturing on April 19, 2017. No gain or loss was recognized on this transaction. A one-time 12% interest charge of $18,447 was added to the note principal. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 45% redemption premium during the first 90 days after issuance.

The long-term convertible note payable at October 31, 2017 is comprised of a convertible note issued to Vista by the Company on October 19, 2017 in the principal amount of $184,800, less discount of $181,003. The Company issued and delivered to Vista a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $165,000 on such date and possible future advances). The initial advance was issued at a discount, resulting in the receipt of $160,000, $65,000 of which was paid to JSJ as a prepayment penalty for the first JSJ note purchased by Vista. A one-time 12% interest charge of $19,800 was added to the note principal. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 40% discount from the lowest trading price during the 25 days prior to conversion. The Company may prepay the note at a 45% redemption premium during the first 90 days after issuance. The maturity date for each advance is two years from the date of advance.

Accrued interest payable on convertible notes payable totaled $25,089 and $524 at October 31, 2017 and April 30, 2017, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and considering the existence of a tainted equity environment (see Note 10).

NOTE 9 – CONVERTIBLE PREFERRED STOCK

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

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of October 31, 2017, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the six months ended October 31, 2017, we had the following activity in our derivative liabilities:

		Convertible	Preferred
	Warrants	Notes	Stock	Total

Balance, April 30, 2017	$6,299,670	$304,675	$5,656	$6,610,001
New issuances of debt	-	1,043,220	-	1,043,220
Debt conversions and warrant exercises	(1,906,006)	-	(5,614)	(1,911,620)
Change in fair value of derivative liabilities	(3,982,685)	30,173	(42)	(3,952,554)

Balance, October 31, 2017	$410,979	$1,378,068	$-	$1,789,047

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of October 31, 2017 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rates ranging from 1.38% – 1.721%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 114% to 118%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 11 – ASSIGNMENT AND ASSUMPTION AGREEMENT

On September 1, 2016, the Company entered into a stock assignment agreement with LatAm Services, LLC (“LatAm”), whose members are officers and directors of the Company, pursuant to which LatAm acquired MCCH, a wholly owned subsidiary of the Company, and MCC and CC, majority owned subsidiaries of MCCH (see Note 1). On September 18, 2017, the Company, the members of LatAm and William B. Short (“Short”), an unrelated individual, entered into an Assignment and Assumption Agreement pursuant to which Short acquired the member interests in LatAm, thereby acquiring all the assets and assuming all the liabilities of MCCH, MCC and CC. Prior to the Assignment and Assumption Agreement with Short on September 18, 2017, the accounts of MCCH, MCC and CC were consolidated with those of the Company and its other subsidiaries. The following is a summary of the accounts purchased or assumed by Short (there was no book value to the assets):

Liabilities assumed:
Accounts payable	$95,655
Accrued expenses	254,575
Note payable, currently in default	300,000
Total liabilities assumed	650,230
Additional paid- in capital	550,041
Total	1,200,271
Value of common shares issued	(110,000)

Gain	$1,090,271

Short agreed to assume all liabilities and hold the Company harmless from any and all liabilities (contingent or otherwise). In consideration therefor, the Company issued Short 10,000,000 shares of its Class A common stock, valued at $110,000, or $0.011 per share, equal to the market value of the stock on the date of the agreement, which amount was recorded as reduction in the gain recognized. With the acquisition of these subsidiaries by LatAm and subsequently by Short, MMEX has exited the Hunza coal project to focus on energy related projects under its new business plan.

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

Stock Issuances

During the six months ended October 31, 2017, the Company issued a total of 486,646,910 shares of its Class A common stock: 62,846,918 shares for common stock payable of $307,978; 29,250,000 shares for services valued at $337,125; 440,000 shares valued at $4,400 in payment of accrued expenses of $44,000 resulting in a gain on extinguishment of debt of $39,600; 353,359,992 shares in the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006; 24,750,000 shares valued at $200,476 in the extinguishment of preferred stock of $137,500, accrued interest payable of $359,957 and derivative liabilities of $5,614 resulting in a gain on extinguishment of debt of $302,595 and 16,000,000 shares valued at $124,800 in the extinguishment of a convertible note payable of $120,000 and accrued interest payable of $119,365 resulting in a gain on extinguishment of debt of $114,565.

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the six months ended October 31, 2017.

A summary of stock option activity during the six months ended October 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2017	2,000,000	$0.35	4.85

Granted	-	$-
Canceled / Expired	(2,000,000)	$0.35
Exercised	-	$-

Outstanding, October 31, 2017	-	$-	-

Effective June 1, 2017, the holders of the options surrendered them to the Company and the options were cancelled.

Warrants

The Company has issued warrants to investors in a series of subscription agreements in equity financings or for other stock-based compensation. Certain of the warrants contain anti-dilution provisions that the Company has identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes and considering the existence of a tainted equity environment (see Note 10).

A summary of warrant activity during the six months ended October 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2017	395,261,211	$0.01	4.91

Granted	8,871,602	$0.01
Canceled / Expired	(210,000)	$0.01
Exercised	(353,360,492)	$0.01

Outstanding, October 31, 2017	50,562,321	$0.01	4.40

The warrant shares granted during the six months ended October 31, 2017 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

The 353,359,992 warrant shares exercised were pursuant to the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006.

Common Stock Reserved

At October 31, 2017, 50,562,321 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants and 1,207,443,384 shares of the Company’s Class A common stock were reserved for convertible notes payable.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Subsequent to October 31, 2017, the Company issued a total of 63,079,398 shares of its Class A common stock in consideration for the conversion of note payable principal totaling $352,170 and accrued interest payable of $7,269.

On November 15, 2017, the Company issued and delivered to Power Up an 8% convertible note in the principal amount of $111,773. The note was issued at a discount, resulting in the Company’s receipt of $100,000. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The Company may prepay the note at a 18% redemption premium during the first 60 days after issuance, increasing to 25% after 120 days from issuance and 33% after 180 days from issuance. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of November 14, 2018.

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

The most significant focus of our current business plan is to build crude oil refining facilities in the Permian Basin in West Texas. We intend to implement our current business plan in two phases, First, through our subsidiary, Pecos Refining, we intend to build and commence operation of a 10,000 bpd crude oil Distillation Unit that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha and heavy fuel oil to be sold to other refiners. Second, through a separate subsidiary, we intend to build and commence operation of the Large Refinery with up to 100,000 bpd capacity at the same location in West Texas. These projects will be built on 476 acres located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad. If successfully developed, the Refinery would connect to existing railways and pipelines to market diesel, gasoline, liquefied petroleum gas and other refined products within the U.S., with the potential to market these products and crude oil to western Mexico and South America. If completed, the Large Refinery will be one of the first full scale oil refineries built in the United States in more than 40 years.

The Company is focusing on the Distillation Unit first in an effort to build and commence operations, and ultimately generate cash flow, on an expedited basis. The permitting process is significantly shorter for construction of the Distillation Unit and we received the permit from TCEQ on August 30, 2017. The permitting process for the Large Refinery is expected to be 12-18 months. Additionally, the construction of the Distillation Unit will require significantly less capital than the construction of the Large Refinery. As a result, the less capital will be required to build and complete the project and generate revenue and profits.

Initially, Pecos Refining, the owner of the Distillation Unit, and the entity we form to own and operate the Large Refinery will be wholly-owned subsidiaries of the Company. However, the construction of the Distillation Unit and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that these Subsidiaries will obtain equity and debt financing to finance the cost of construction. We anticipate these Subsidiaries will be able to finance approximately 80% of the total costs of the Distillation Unit and the Large Refinery through debt financing, and the remaining 20% of the total costs would be financed through equity investments. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership will be diluted. We intend to retain managerial control of the Subsidiaries; however, our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries.

We plan on marketing and distributing refined products in the Western areas of the United States and Mexico, and we may export product to Latin America. The Refinery will be located on the Texas Pacifico Railroad rail route 20 miles Northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. Once needed repairs are finished to the tracks and railway, the Texas Pacifico Railroad will connect to the Ferromex RR in Ojinago, Mexico, giving us access to the western Mexico markets. On August 4, 2017 the Texas Department of Transportation’s (TxDOT) announced receipt of a $7 million federal grant from The U.S. Department of Transportation to strengthen existing rail infrastructure in Permian Basin. As announced on August 4 , the funds are expected to help rebuild the Presidio-Ojinaga International Rail Bridge and 72 miles of track on the South Orient Rail L ine that run from the Mexico border to near Coleman, Texas owned by the state of Texas but maintained and operated by Texas Pacifico Transportation, Ltd. under a lease with TxDOT.

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

Constructing the Refinery will require a significant number of governmental permits and approvals. The principal permit for the construction of the Refinery is the air quality permit issued by TCEQ and it was received by the Company on August 30, 2017. Trinity Consultants, the Company’s air quality permit advisor, estimates it will take approximately 18 months once the permit is filed to obtain the air quality permit for the Large Refinery. According to VFuels Oil & Gas Engineering, construction for the Distillation Unit would take approximately 12 to 15 months . . KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of the air quality permit.

We have no direct operations and no significant assets other than certain contractual rights relating to the ownership of certain real property and the development of the Refinery.

Results of Operations

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased $29,930 to $132,581 for the three months ended October 31, 2017 from $102,651 for the three months ended October 31, 2016, and increased $344,470 to $470,711 for the six months ended October 31, 2017 from $126,241 for the six months ended October 31, 2017. The increases are due to additional professional fees, travel and other expenses associated with securing debt financing, administrative activities of our proposed refinery project and filing of our S-1 registration statement.

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $165,420 for the three months ended October 31, 2017 and $498,531 for the six months ended October 31, 2017. We did not incur any refinery start-up costs during the three months or six months ended October 31, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expenses are not currently material to our operations. Depreciation and amortization expenses were $417 and $62 for the three months ended October 31, 2017 and 2016, respectively, and $707 and $386 for the six months ended October 31, 2017 and 2016, respectively.

Other Income (Expense)

Our interest expense increased $351,093 to $431,793 for the three months ended October 31, 2017 from $80,700 for the three months ended October 31, 2016, and increased $609,462 to $726,401 for the six months ended October 31, 2017 from $116,939 for the six months ended October 31, 2016. The increase in interest expenses is due to interest accrued on new convertible debt during the current fiscal year, including amortization of debt discount.

We reported a loss on derivative liabilities of $514,129 and $52,587 for the three months ended October 31, 2017 and 2016, respectively, and reported a gain on derivative liabilities of $3,952,554 and $33,108 for the six months ended October 31, 2017 and 2016, respectively. The increase in gain on derivative liabilities in the first six months of the current fiscal year resulted primarily from the exercise of substantially all warrants. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on assignment and assumption agreement of $1,090,271 for the three months and six months ended October 31, 2017. On September 18, 2017, the Company, the members of LatAm and William B. Short (“Short”), an unrelated individual, entered into an Assignment and Assumption Agreement pursuant to which Short acquired the member interests in LatAm, thereby acquiring all the assets and assuming all the liabilities of MCCH, MCC and CC. Short agreed to assume all liabilities and hold the Company harmless from any and all liabilities (contingent or otherwise). In consideration therefor, the Company issued Short 10,000,000 shares of its Class A common stock, valued at $110,000, or $0.011 per share, equal to the market value of the stock on the date of the agreement, which amount was recorded as a reduction of the gain on assignment and assumption agreement.

We reported a gain on extinguishment of debt of $475,587 for the six months ended October 31, 2017 resulting from the settlement and extinguishment of a convertible note payable, preferred stock and certain accounts payable and accrued expenses. Where shares of our Class A common stock are issued in extinguishment of debt, we record the value of the shares issued at the current market price, which at times is significantly higher than the book value of the debt, resulting in a gain on extinguishment of debt. We had no gain or loss on extinguishment of debt for the three months ended October 31, 2017 and 2016 and the six months ended October 31, 2016.

Net Income (Loss)

We reported net losses of $154,069 and $236,000 for the three months ended October 31, 2017 and 2016, respectively, and a net loss of $210,458 for the six months ended October 31, 2016. Primarily as a result of the gain on derivative liabilities, gain on assignment and assumption agreement and gain on extinguishment of debt discussed above, we reported net income of $3,822,062 for the six months ended October 31, 2017.

Non-Controlling Interest in (Income) Loss of Consolidated Subsidiaries

Non-controlling interest in income of consolidated subsidiaries was $651,005 and $650,659 for the three months and six months ended October 31, 2017, respectively. Non-controlling interest in loss of consolidated subsidiaries was $453 and $915 for the three and six months ended October 31, 2017 and 2016, respectively. The increase in non-controlling interest in income of consolidated subsidiaries in the current fiscal year resulted from elimination of the accounts of MCCH, MCC and CC pursuant to an Assignment and Assumption Agreement entered into on September 18, 2017. Prior to this agreement, we had little activity in these consolidated subsidiaries.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $805,074 and $235,547 for the three months ended October 31, 2017 and 2016, respectively, and $209,543 for the six months ended October 31, 2016. Net income attributable to the Company was $3,171,403 for the six months ended October 31, 2017.

Liquidity and Capital Resources

Working Capital

As of October 31, 2017, we had current assets of $50,297, comprised of cash, and current liabilities of $3,253,684, resulting in a working capital deficit of $3,203,387. Included in our current liabilities as of October 31, 2017 are derivative liabilities of $1,789,047, which we do not anticipate will require the payment of cash.

Our total current liabilities as of October 31, 2017 decreased $5,750,738 to $3,253,684 from $9,004,422 as of April 30, 2017. The decrease resulted primarily from the decrease in derivative liabilities and the decrease in currently liabilities resulting from assumption of liabilities pursuant to an Assignment and Assumption Agreement entered into on September 18, 2017, partially offset by increased borrowings of the Company.

Sources and Uses of Cash

Our sources and uses of cash for the six months ended October 31, 2017 and 2016 were as follows:

	2017	2016

Cash, beginning of period	$54,513	$1,030
Net cash used in operating activities	(673,556)	(33,205)
Net cash used in investing activities	(101,910)	-
Net cash provided by financing activities	771,250	32,384

Cash, end of period	$50,297	$209

We used net cash of $673,556 in operating activities for the six months ended October 31, 2017 as a result of net income attributable to the Company of $3,171,403, non-controlling interest in income of consolidated subsidiaries of $650,659, non-cash expenses totaling $821,222 and increases in accounts payable of $135,039 and accrued expenses of $67,433, offset by non-cash gains totaling $5,518,412 and increase in deposits of $900.

By comparison, we used net cash of $33,205 in operating activities for the six months ended October 31, 2016 as a result of net loss attributable to the Company of $209,543, non-controlling interest in net loss of consolidated subsidiaries of $915 and non-cash gain of $33,108, partially offset by non-cash expenses totaling $47,640 and increases in accounts payable of $90,766 and accrued expenses of $71,955.

Net cash used in investing activities for the six months ended October 31, 2017 was $101,910, comprised of purchase of property and equipment. We had no net cash provided by or used in investing activities for the six months ended October 31, 2016.

We had net cash provided by financing activities of $771,250 for the six months ended October 31, 2017, comprised of proceeds from convertible notes payable.

Net cash provided by financing activities was $32,384 for the six months ended October 31, 2016 from proceeds from common stock payable.

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and warrants and debt financing.

During the six months ended October 31, 2017, we issued an aggregate of $1,148,470 principal amount of convertible notes resulting in net proceeds to us of $771,250. Included in the new convertible notes is a replacement note payable with a principal amount of $172,170, including $18,446 of capitalized interest expense and the assumption of $145,000 principal and $8,724 from an April 17, 2017 promissory note. The notes are due and payable on various dates through October 2019 and bear interest at rates ranging from 8% to 12%. The notes are convertible into shares of our Class A common stock at a discount from the lowest price during certain measurement periods prior to the date of conversion. In order to redeem the notes, we will be required to pay redemption premiums that range from 18% to 50% of the principal amounts of the notes, depending upon the date of redemption. The notes also contain penalty provisions in the event of our default in repayment of the notes (if not converted by the holder into shares of common stock) on the first anniversary after issuance.

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

On November 15, 2017, the Company issued and delivered to Power Up an 8% convertible note in the principal amount of $111,773. The note was issued at a discount, resulting in the Company’s receipt of $100,000. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The Company may prepay the note at a 18% redemption premium during the first 60 days after issuance, increasing to 25% after 120 days from issuance and 33% after 180 days from issuance. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of November 14, 2018.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the six months ended October 31, 2017. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,789,047	$-	$-	$1,789,047

April 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,610,001	$-	$-	$6,610,001

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of October 31, 2017, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of October 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2017, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2017, the Company issued a 10,000,000 shares of its Class A common stock valued at $110,000 to an individual pursuant to an Assignment and Assumption Agreement entered into on September 18, 2017.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

10.1*	Assignment and Assumption Agreement, dated September 18, 2017, by and between the Registrant, Maple Resources Corporation, BNL Family Trust and William B. Short

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

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

MMEX Resources Corporation

Dated: December 12, 2017	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

