Form 10-Q
period 2018-01-31
MMEX Resources Corp
filed 2018-03-09
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 9, 2018 there were 1,733,190,048 shares of Class A common stock, $0.001 par value, issued and outstanding and 1,500,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2018

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2018	April 30, 2017
	(Unaudited)
Assets

Current assets:
Cash	$106,690	$54,513
Prepaid expenses	22,500	-
Total current assets	129,190	54,513

Property and equipment, net	106,980	-
Deposit	900	-

Total assets	$237,070	$54,513

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$749,673	$694,664
Accrued expenses	237,124	912,870
Accrued expenses – related party	31,633	70,670
Notes payable, currently in default	75,001	375,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at January 31, 2018 and April 30, 2017, respectively	75,000	195,000
Convertible notes payable, net of discount of $354,587 and $136,284 at January 31, 2018 and April 30, 2017, respectively	243,686	8,716
Convertible preferred stock	-	137,500
Derivative liabilities	842,813	6,610,001
Total current liabilities	2,254,930	9,004,422

Long-term liabilities:
Convertible note payable, net of discount of $273,052 at January 31, 2018	63,428	-

Total liabilities	2,318,358	9,004,422

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 3,000,000,000 shares authorized, 1,627,879,649 and 987,616,168 shares issued and outstanding at January 31, 2018 and April 30, 2017, respectively	1,627,880	987,617
Class B: 2,000,000,000 shares authorized, 1,500,000,000 shares issued and outstanding at January 31, 2018 and April 30, 2017, respectively	1,500,000	1,500,000
Common stock payable	-	307,978
Additional paid-in capital	28,457,391	25,551,533
Non-controlling interest	356,429	(378,443)
Accumulated (deficit)	(34,022,988)	(36,918,594)
Total stockholders’ deficit	(2,081,288)	(8,949,909)

Total liabilities and stockholders’ deficit	$237,070	$54,513

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	173,783	21,759	644,494	148,000
Refinery start-up costs	114,616	-	613,147	-
Depreciation and amortization	723	-	1,430	386

Total operating expenses	289,122	21,759	1,259,071	148,386

Loss from operations	(289,122)	(21,759)	(1,259,071)	(148,386)

Other income (expense):
Interest expense	(617,198)	(97,436)	(1,343,599)	(214,375)
Gain (loss) on derivative liabilities	714,736	222,080	4,667,290	255,188
Gain on assignment and assumption agreement	-	-	1,090,271	-
Gain on extinguishment of debt	-	-	475,587	207,803

Total other income (expense)	97,538	332,447	4,889,549	248,616

Income (loss) before income taxes	(191,584)	310,688	3,630,478	100,230
Provision for income taxes	-	-	-	-

Net income (loss)	(191,584)	310,688	3,630,478	100,230

Non-controlling interest in (income) loss of consolidated subsidiaries	(84,213)	455	(734,872)	1,370

Net income (loss) attributable to the Company	$(275,797)	$311,143	$2,895,606	$101,600

Net income (loss) per common share – basic and diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic and diluted	1,539,613,626	579,136,120	1,444,427,207	442,361,280
Diluted	1,539,613,626	636,500,120	1,639,341,862	449,531,780

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to the Company	$2,895,606	$101,600
Non-controlling interest in income (loss) of consolidated subsidiaries	734,872	(1,370)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,430	386
Stock-based compensation	227,125	47,254
Convertible note payable issued for commitment fee	80,000	-
Interest expense added to convertible note principal	73,427	-
Gain on derivative liabilities	(4,667,290)	(255,188)
Gain on assignment and assumption agreement	(1,090,271)	-
Gain on extinguishment of debt	(475,587)	(207,803)
Amortization of debt discount	1,033,628	61,320
Increase in operating assets:
Prepaid expenses	(22,500)	-
Deposits	(900)	-
Increase in operating liabilities:
Accounts payable	169,491	23,187
Accrued expenses	90,306	106,321

Net cash used in operating activities	(950,663)	(124,293)

Cash flows from investing activities:
Purchase of property and equipment	(108,410)	-

Net cash used in investing activities	(108,410)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	1,111,250	84,782
Proceeds from issuance of common stock	-	1,000
Proceeds from common stock payable	-	37,563

Net cash provided by financing activities	1,111,250	123,345

Net increase (decrease) in cash	52,177	(948)
Cash at the beginning of the period	54,513	1,030

Cash at the end of the period	$106,690	$82

(Continued)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended January 31,
	2018	2017
Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock for common stock payable	307,978	3,064,332
Settlement of convertible preferred stock and accrued interest for common stock	200,476	-
Common stock for derivative liabilities in cashless exercise of warrants	1,906,006	-
Common stock for accrued expenses	4,400	208,219
Common stock for accounts payable	-	5,725
Common stock issued in conversion of debt	1,215,377	212,283
Settlement of convertible notes payable and accrued interest for common stock	124,800	-
Derivative liabilities for debt discount	1,348,460	63,914
Accrued interest payable added to convertible note principal	8,723	-
Common stock payable contributed to capital	-	90,000

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2018

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$842,813	$-	$-	$842,813

April 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,610,001	$-	$-	$6,610,001

Refinery start-up costs

Costs incurred prior to opening the Company’s proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as start-up costs and expensed as incurred.

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended January 31, 2018, potential dilutive shares had an anti-dilutive effect and were not included in the calculation of diluted net loss per common shares; therefore, basic net loss per share is the same as diluted net loss per share. For the three months ended January 31, 2017 and the nine months ended January 31, 2018 and 2017, potential dilutive securities included 57,364,000, 194,914,655 and 7,170,500 shares issuable for in-the-money warrants and shares issuable for convertible debt, respectively, using the treasury stock method.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $34,022,988 and a total stockholders’ deficit of $2,081,288 at January 31, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses (see Note 7) to related parties totaled $31,633 and $70,670 as of January 31, 2018 and April 30, 2017, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2018	April 30, 2017

Office furniture and equipment	$19,863	$454
Computer equipment and software	10,962	24,569
Less accumulated depreciation and amortization	(7,891)	(25,023)
	22,934	-
Land	84,046	-

	$106,980	$-

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126 acre parcel is part of the 476 acre tract on which the Company intends to build a crude oil refinery. The Company also subsequently acquired certain easements related to the land parcel for $16,958.

Depreciation and amortization expense totaled $723 and $0 for the three months ended January 31, 2018 and 2017, respectively, and $1,430 and $386 for the nine months ended January 31, 2018 and 2017, respectively.

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

Completion of the Refinery Project is subject to the receipt of required governmental permits and completion of required debt and equity financing.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2018	April 30, 2017

Accrued payroll	$30,090	$30,090
Accrued consulting	31,633	75,633
Accrued interest	144,493	815,276
Other	62,541	62,541

	$268,757	$983,540

NOTE 8 – NOTES PAYABLE

Notes Payable, Currently in Default

Notes payable, currently in default, consist of the following at:

	January 31, 2018	April 30, 2017

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%, extinguished pursuant to Assignment and Assumption Agreement (Note 11)	-	300,000

	$75,001	$375,001

Accrued interest payable on notes payable, currently in default, totaled $36,509 and $273,870 at January 31, 2018 and April 30, 2017, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2018	April 30, 2017

Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000
Note payable to an unrelated party, maturing March 1, 2013, with interest at 1.87% per month, convertible into common shares of the Company at $0.20 per share, repaid in June 2017	-	120,000

Total	$75,000	$195,000

Effective June 20, 2017, the Company entered into an agreement to extinguish the $120,000 convertible note payable and $119,365 accrued interest payable through the issuance of 16,000,000 shares of the Company’s Class A common stock, recognizing a gain on extinguishment of debt of $114,565.

Accrued interest payable on convertible notes payable, currently in default, totaled $83,179 and $190,343 at January 31, 2018 and April 30, 2017, respectively.

Current Convertible Notes Payable

Current convertible notes payable consist of the following at:

	January 31, 2018	April 30, 2017
Note payable to an accredited investor, maturing May 24, 2018, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	$25,000	$-
Note payable to an accredited investor, maturing March 30, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	50,000	-
Note payable to an accredited investor, maturing June 1, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	115,000	-
Note payable to an accredited investor, maturing June 20, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	123,500	-
Note payable to an accredited investor, maturing November 13, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	111,773	-
Note payable to an accredited investor, maturing January 23, 2019, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	173,000	-
Note payable to an accredited investor, maturing October 19, 2017, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price, extinguished pursuant to a Convertible Note Purchase and Assignment Agreement	-	145,000
Total	598,273	145,000
Less discount	(354,587)	(136,284)

Net	$243,686	$8,716

Effective April 19, 2017 the Company issued and delivered to JSJ Investments, Inc. a 12% convertible note payable to JSJ Investments, Inc. (“JSJ”) in the principal amount of $145,000. The note was issued at a discount, resulting in the receipt of $138,000. The Company could redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance. The note was due and payable on October 19, 2017 at a redemption price of 150% plus accrued interest. The holder of the note, at its option, could convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price cannot be less than a floor of $.03 per share of common stock. The note also contained penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance. Pursuant to a Convertible Note Purchase and Assignment Agreement dated October 16, 2017, Vista Capital Investments, LLC (“Vista”) purchased from JSJ the convertible note with a principal balance of $145,000 and $8,723 accrued interest payable. No gain or loss was recognized on this transaction.

Effective May 15, 2017, the Company issued and delivered to Eagle Equities LLC (“Eagle”)an 8% convertible redeemable note in the principal amount of $115,000. The note was issued at a discount, resulting in the receipt of $105,000. The Company could redeem the note at any time prior to 90 days from the issuance date at a redemption price of 125% plus accrued interest. The redemption price thereafter increased to 135%, plus accrued interest, until the 120th day from issuance and to 150%, plus accrued interest, until the 180th day from issuance. The note was due and payable on May 15, 2018. During the first 6 months the note is in effect, the holder of the note, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a fixed price of $0.03 per share. Beginning the 6 month anniversary of the note, the holder of the note, at its option, could convert the unpaid principal and accrued interest into shares of the Company’s Class A common stock a 40% discount from the average of the three lowest trading prices during the 25 days prior to conversion. The note also contained penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance. During the three months ended January 31, 2018, Eagle converted $145,000 principal and $5,306 accrued interest payable into 21,950,098 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Effective May 16, 2017, the Company issued and delivered to Crown Bridge Partners, LLC (“Crown Bridge”) an 8% convertible redeemable note in the principal amount of $60,000. The note was issued at a discount, resulting in the receipt of $54,000. The note was due and payable on May 16, 2018. The other terms of the note were identical to the terms of the May 15, 2017 convertible redeemable note described above. During the three months ended January 31, 2018, Crown Bridge converted $60,000 principal and $2,597 accrued interest payable into 10,733,108 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Effective May 24, 2017, the Company issued and delivered to GS Capital Partners, LLC (“GS”) an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the receipt of $158,000. The note is due and payable on May 24, 2018. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 118% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance and then to 133%, plus accrued interest, until the 180th day from issuance. The note cannot be prepaid after the 180th day after issuance. GS, at its option, could convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price could not be less than a floor of $.03 per share of common stock. The note also contained penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock). The Company entered into an amendment of the note with GS Capital which extended the redemption period of the note by an additional 75 days, during which period the redemption premium would be 47%. During the three months ended January 31, 2018, GS converted $148,000 principal and $6,956 accrued interest payable into 37,800,391 total shares of the Company’s Class A common stock, resulting in a principal balance of $25,000 as of January 31, 2018.

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

In connection with the Equity Purchase Agreement, the Company issued to Crown Bridge, as a commitment fee, an 8% convertible redeemable note in the principal amount of $80,000. The Company was entitled to redeem the note at a redemption price of 125% plus accrued interest during the first 90 days after issuance. The redemption price was to increase to 135% until the 120th day after issuance and then increase to 150% until the 180th day after issuance, after which the date the note could not be redeemed. If the note was not redeemed or the Company was otherwise in default, Crown Bridge could convert the unpaid balance into shares of the Company’s Class A common stock at a conversion price equal to the lesser of (i) the closing price of the Company’s Class A common stock on the issuance date of the note or (ii) 60% of the average of the three lowest trading prices during the 25-day period prior to the notice of conversion. During the three months ended January 31, 2018, Crown Bridge converted $80,000 principal and $3,610 accrued interest payable into 19,834,823 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

On July 7, 2017, the Company issued and delivered to JSJ a second 12% convertible note payable to JSJ in the principal amount of $125,000. The note was issued at a discount, resulting in the receipt of $118,750. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 30, 2018. The holder of the note, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading prices during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of March 30, 2018. The Company agreed with JSJ to use any proceeds from draws on our prospective equity line of credit or sale of assets to first repay the note issued to JSJ in April 2017 and second to repay the July 7, 2017 note. During the three months ended January 31, 2018, JSJ converted $75,000 principal into 29,461,279 total shares of the Company’s Class A common stock, resulting in a principal balance of $50,000 as of January 31, 2018.

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

Pursuant to a Convertible Note Purchase and Assignment Agreement dated October 16, 2017 Vista Capital Investments, LLC (“Vista”) purchased from JSJ the April 19, 2017 convertible note with a principal balance of $145,000 and $8,723 accrued interest payable. The Company issued a replacement convertible note to Vista dated October 16, 2017 in the principal amount of $153,723, maturing on April 19, 2017. No gain or loss was recognized on this transaction. A one-time 12% interest charge of $18,447 was added to the note principal. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels. Vista, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. The Company could prepay the note at a 45% redemption premium during the first 90 days after issuance. A $10,000 penalty was added to note principal in November 2017. During the three months ended January 31, 2018, Vista converted $182,170 principal into 33,836,872 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

On November 15, 2017, the Company issued and delivered to Power Up a second 8% convertible note in the principal amount of $111,773. The note was issued at a discount, resulting in the Company’s receipt of $100,000. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The Company may prepay the note at a 18% redemption premium during the first 60 days after issuance, increasing to 25% after 120 days from issuance and 33% after 180 days from issuance. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of November 14, 2018.

On January 19, 2018, the Company issued and delivered to GS a second 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the Company’s receipt of $150,000. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The note matures on January 23, 2019. The Company may redeem the note at redemption prices ranging from 118% to 133% during the first 180 days after issuance.

Long-Term Convertible Notes Payable

The long-term convertible notes payable at December 31, 2018 are comprised of two advances under a long-term convertible note to Vista. On October 19, 2017, the Company issued and delivered to Vista a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $165,000 on such date and possible future advances). An original issue discount equal to 10% of each advance will be added to principal. The maturity date of advances under the convertible note is two years from the date of each advance. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels.

The initial advance was issued at a discount, resulting in the receipt of $160,000, $65,000 of which was paid to JSJ as a prepayment penalty for the first JSJ note purchased by Vista. In addition, an original issue discount of $16,500 and a one-time 12% interest charge of $21,780 was added to the note principal, resulting in total principal of $203,280. A $10,000 penalty was added to note principal in December 2017.

On December 14, 2017, the Company received proceeds of $100,000 from a second advance under the Vista long-term convertible note. An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the note principal, resulting in total principal of $123,200.

As of January 31, 2018, total principal balance under the Vista long-term convertible note was $336,480 with a debt discount of 273,052, resulting in a net balance of $63,428.

Accrued interest payable on convertible notes payable totaled $24,805 and $524 at January 31, 2018 and April 30, 2017, respectively.

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

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of January 31, 2018, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the nine months ended January 31, 2018, we had the following activity in our derivative liabilities:

		Convertible	Preferred
	Warrants	Notes	Stock	Total

Balance, April 30, 2017	$6,299,670	$304,675	$5,656	$6,610,001
New issuances of debt	-	1,348,460	-	1,348,460
Debt conversions and warrant exercises	(1,906,006)	(536,738)	(5,614)	(2,448,358)
Change in fair value of derivative liabilities	(4,259,523)	(407,725)	(42)	(4,667,290)

Balance, January 31, 2018	$134,141	$708,672	$-	$842,813

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of January 31, 2018 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 1.73%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 119% to 133%

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

Subsequent to January 31, 2018, the Company amended its articles of incorporation to provide for an increase in the authorized shares of common stock from 5,000,000,000 shares to 12,000,000,000 shares. See Note 14.

Stock Issuances

During the nine months ended January 31, 2018, the Company issued a total of 640,263,481 shares of its Class A common stock: 62,846,918 shares for common stock payable of $307,978; 19,250,000 shares for services valued at $227,125; 440,000 shares valued at $4,400 in payment of accrued expenses of $44,000 resulting in a gain on extinguishment of debt of $39,600; 353,359,992 shares in the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006; 24,750,000 shares valued at $200,476 in the extinguishment of preferred stock of $137,500, accrued interest payable of $359,957 and derivative liabilities of $5,614 resulting in a gain on extinguishment of debt of $302,595; 16,000,000 shares valued at $124,800 in the extinguishment of a convertible note payable of $120,000 and accrued interest payable of $119,365 resulting in a gain on extinguishment of debt of $114,565; 10,000,000 shares valued at $110,000 for stock-based compensation and 153,616,571 shares valued at $1,215,377 in conversion of convertible notes principal of $660,170, accrued interest payable of $18,469 and derivative liabilities of $536,738.

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. The Company did not grant any stock options during the nine months ended January 31, 2018.

A summary of stock option activity during the nine months ended January 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2017	2,000,000	$0.35	4.85

Granted	-	$-
Canceled / Expired	(2,000,000)	$0.35
Exercised	-	$-

Outstanding, January 31, 2018	-	$-	-

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

A summary of warrant activity during the nine months ended January 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2017	395,261,211	$0.01	4.91

Granted	14,002,857	$0.01
Canceled / Expired	(210,000)	$0.01
Exercised	(353,360,492)	$0.01

Outstanding, January 31, 2018	55,693,576	$0.01	4.14

The warrant shares granted during the nine months ended January 31, 2018 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

The 353,359,992 warrant shares exercised were pursuant to the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006.

Common Stock Reserved

At January 31, 2018, 55,693,576 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants and 1,255,484,874 shares of the Company’s Class A common stock were reserved for convertible notes payable.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

On January 26, 2018, shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving an amendment to Article IV of the Amended and Restated Articles of Incorporation of the Company to increase the number of authorized shares of Class A Common Stock of the Company to 12,000,000,000 shares. The effective date of such consent, and the related filing of the amendment with the Secretary of State of Nevada, was February 16, 2018.

Subsequent to January 31, 2018, the Company issued a total of 105,310,399 shares of its Class A common stock: 1,644,596 shares for compensation valued at $8,059 and a total of 103,665,803 shares in consideration for the conversion of note payable principal totaling $185,932, accrued interest payable of $17,033 and fees of $250.

On February 21, 2018, the Company closed a third financing with Power Up for a 8% convertible note in the principal amount of $83,000. After deducting $3,000 of lender expenses, the financing provided net proceeds of $80,000 of net proceeds to us. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of November 30, 2018.

On February 28, 2018, the Company received proceeds of $235,000 from a third advance under the Vista October 19, 2017 long-term convertible note.

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

Constructing the Refinery will require a significant number of governmental permits and approvals. The principal permit for the construction of the Refinery is the air quality permit issued by TCEQ and it was received by the Company on August 30, 2017. Trinity Consultants, the Company’s air quality permit advisor, estimates it will take approximately 18 months once the permit is filed to obtain the air quality permit for the Large Refinery. According to VFuels Oil & Gas Engineering, construction for the Distillation Unit would take approximately 12 to 15 months. KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of the air quality permit.

We have no direct operations and no significant assets other than certain contractual rights relating to the ownership of certain real property and the development of the Refinery.

Results of Operations

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased $152,024 to $173,783 for the three months ended January 31, 2018 from $21,759 for the three months ended January 31, 2017, and increased $496,494 to $644,494 for the nine months ended January 31, 2018 from $148,000 for the nine months ended January 31, 2017. The increases are due to additional professional fees, travel and other expenses associated with securing debt financing, administrative activities of our proposed refinery project and filing of our S-1 registration statement.

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $114,616 for the three months ended January 31, 2018 and $613,147 for the nine months ended January 31, 2018. We did not incur any refinery start-up costs during the three months or nine months ended January 31, 2017.

Depreciation and Amortization Expense

Depreciation and amortization expenses are not currently material to our operations. Depreciation and amortization expenses were $723 and $0 for the three months ended January 31, 2018 and 2017, respectively, and $1,430 and $386 for the nine months ended January 31, 2018 and 2017, respectively.

Other Income (Expense)

Our interest expense increased $519,762 to $617,198 for the three months ended January 31, 2018 from $97,436 for the three months ended January 31, 2017, and increased $1,129,224 to $1,343,599 for the nine months ended January 31, 2018 from $214,375 for the nine months ended January 31, 2017. The increase in interest expense is due to interest accrued on new convertible debt during the current fiscal year, including amortization of debt discount and note penalties.

We reported a gain on derivative liabilities of $714,736 and $222,080 for the three months ended January 31, 2018 and 2017, respectively, and $4,667,290 and $255,188 for the nine months ended January 31, 2018 and 2017, respectively. The increase in gain on derivative liabilities in the first nine months of the current fiscal year resulted primarily from the exercise of substantially all warrants and a decrease in the market price of our common stock, a key input in our derivative valuation models. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on assignment and assumption agreement of $1,090,271 during the nine months ended January 31, 2018. On September 18, 2017, the Company, the members of LatAm and William B. Short (“Short”), an unrelated individual, entered into an Assignment and Assumption Agreement pursuant to which Short acquired the member interests in LatAm, thereby acquiring all the assets and assuming all the liabilities of MCCH, MCC and CC. Short agreed to assume all liabilities and hold the Company harmless from any and all liabilities (contingent or otherwise). In consideration therefor, the Company issued Short 10,000,000 shares of its Class A common stock, valued at $110,000, or $0.011 per share, equal to the market value of the stock on the date of the agreement, which amount was recorded as a reduction of the gain on assignment and assumption agreement.

We reported a gain on extinguishment of debt of $475,587 and $207,803 for the nine months ended January 31, 2018 and 2017, respectively, resulting from the settlement and extinguishment of convertible note payables, preferred stock and certain accounts payable and accrued expenses. Where shares of our Class A common stock are issued in extinguishment of debt, we record the value of the shares issued at the current market price, which at times differs significantly from the book value of the debt, resulting in a gain or loss on extinguishment of debt. We had no gain or loss on extinguishment of debt for the three months ended January 31, 2018 and 2017.

Net Income (Loss)

We reported a net loss of $191,584 for the three months ended January 31, 2018 and net income of $310,688 for the three months ended January 31, 2017 and $3,630,478 and $100,230 for the nine months ended January 31, 2018 and 2017, respectively. The net income resulted primarily as a result of the gain on derivative liabilities, gain on assignment and assumption agreement and gain on extinguishment of debt discussed above.

Non-Controlling Interest in (Income) Loss of Consolidated Subsidiaries

Non-controlling interest in income of consolidated subsidiaries was $84,213 and $734,872 for the three months and nine months ended January 31, 2018, respectively. Non-controlling interest in loss of consolidated subsidiaries was $455 and $1,370 for the three and nine months ended January 31, 2017, respectively. The increase in non-controlling interest in income of consolidated subsidiaries in the current fiscal year resulted from elimination of the accounts of MCCH, MCC and CC pursuant to an Assignment and Assumption Agreement entered into on September 18, 2017. Prior to this agreement, we had little activity in these consolidated subsidiaries.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $275,797 for the three months ended January 31, 2018 and net income attributable to the Company was $311,143 for the three months ended January 31, 2017. Net income attributable to the Company was $2,895,606 and $101,600 for the nine months ended January 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

As of January 31, 2018, we had current assets of $129,190, comprised of cash of $106,690 and prepaid expenses of $22,500, and current liabilities of $2,254,930, resulting in a working capital deficit of $2,125,740. Included in our current liabilities as of January 31, 2018 are derivative liabilities of $842,813, which we do not anticipate will require the payment of cash.

Our total current liabilities as of January 31, 2018 decreased $6,749,492 to $2,254,930 from $9,004,422 as of April 30, 2017. The decrease resulted primarily from the decrease in derivative liabilities and the decrease in currently liabilities resulting from assumption of liabilities pursuant to an Assignment and Assumption Agreement entered into on September 18, 2017, partially offset by increased borrowings of the Company.

Sources and Uses of Cash

Our sources and uses of cash for the nine months ended January 31, 2018 and 2017 were as follows:

	2018	2017

Cash, beginning of period	$54,513	$1,030
Net cash used in operating activities	(950,663)	(124,293)
Net cash used in investing activities	(108,410)	-
Net cash provided by financing activities	1,111,250	123,345

Cash, end of period	$106,690	$82

We used net cash of $950,663 in operating activities for the nine months ended January 31, 2018 as a result of net income attributable to the Company of $2,895,606, non-controlling interest in income of consolidated subsidiaries of $734,872, non-cash expenses totaling $1,415,610 and increases in accounts payable of $169,491 and accrued expenses of $90,306, offset by non-cash gains totaling $6,233,148 and increases in prepaid expenses of $22,500 and deposits of $900.

By comparison, we used net cash of $124,293 in operating activities for the nine months ended January 31, 2017 as a result of net income attributable to the Company of $101,600, non-cash expenses totaling $108,960 and increases in accounts payable of $23,187 and accrued expenses of $106,321, offset by non-controlling interest in income of consolidated subsidiaries of $1,370 and non-cash gains totaling $462,991.

Net cash used in investing activities for the nine months ended January 31, 2018 was $108,410, comprised of purchase of property and equipment. We had no net cash provided by or used in investing activities for the nine months ended January 31, 2017.

We had net cash provided by financing activities of $1,111,250 for the nine months ended January 31, 2018, comprised of proceeds from convertible notes payable.

Net cash provided by financing activities was $123,345 for the nine months ended January 31, 2017, comprised of $84,782 proceeds from convertible notes payable, $1,000 proceeds from issuance of common stock and $37,563 proceeds from common stock payable.

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and warrants and debt financing.

During the nine months ended January 31, 2018, we issued an aggregate of $1,594,923 principal amount of convertible notes resulting in net proceeds to us of $1,111,250. Included in the new convertible notes is a replacement note payable with a principal amount of $172,170, including $18,446 of capitalized interest expense and the assumption of $145,000 principal and $8,724 from an April 17, 2017 promissory note. The notes are due and payable on various dates through December 2019 and bear interest at rates ranging from 8% to 12%. The notes are convertible into shares of our Class A common stock at a discount from the lowest price during certain measurement periods prior to the date of conversion. In order to redeem the notes, we will be required to pay redemption premiums that range from 18% to 50% of the principal amounts of the notes, depending upon the date of redemption. The notes also contain penalty provisions in the event of our default in repayment of the notes (if not converted by the holder into shares of common stock) on the first anniversary after issuance.

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

On February 21, 2018, the Company closed a third financing with Power Up for a 8% convertible note in the principal amount of $83,000. After deducting $3,000 of lender expenses, the financing provided net proceeds of $80,000 of net proceeds to us. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of November 30, 2018.

On February 28, 2018, the Company received proceeds of $235,000 from a third advance under the Vista October 19, 2017 long-term convertible note.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the nine months ended January 31, 2018. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$842,813	$-	$-	$842,813

April 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,610,001	$-	$-	$6,610,001

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of January 31, 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of January 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2018, the Company issued a 153,616,571 shares of its Class A common stock valued at $1,215,377 to various lenders in conversion of convertible notes payable.

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

________________

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

MMEX Resources Corporation

Dated: March 9, 2018	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

