Form 10-K
period 2018-04-30
MMEX Resources Corp
filed 2018-07-23
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

Securities registered under Section 12(g) of the Exchange Act: Class A Common Stock, $0.001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.0139 per share) at October 31, 2017 (the second quarter end date) was approximately $13,085,300.

As of July 23, 2018 there were 2,306,883,333 shares of the issuer’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

 TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2018

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

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

Item 1: Business

Background of the Company

MMEX Resources Corporation was formed as a Nevada corporation in 2005. The current management team lead an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed on September 23, 2010 and changed the Company’s name to MMEX Mining Corporation on February 11, 2011. We previously unsuccessfully pursued mining and coal projects that have since been abandoned. We have never generated any revenues and have accumulated losses of $35,077,288 as of April 30, 2018.

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

Refinery Location

The Refinery will be located in the Permian Basin of Texas. According to the EIA, between January 2016 and March 2017, oil production in the Permian Basin increased in all but three months, even as domestic crude oil prices fell. As production in other regions fell throughout most of 2015 and 2016, the Permian Basin provided a growing share of U.S. crude oil production.

With rising oil prices over the past year, the Permian Basin continues to be attractive to drillers, as reflected in rising rig counts. According to the EIA, as of April 21, 2017, the number of rigs in the Permian Basin reached 340, or 40% of the 857 total oil- and natural gas-directed rigs operating in the United States. The Permian Basin rig count reached as high as 568 in late 2014 before falling to a low of 134 in spring 2016 and increasing to 340 in April 2017. According to Baker Hughes, the Permian Basin Rig Count as of July 13, 2018 was 476 active rigs.

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

Source: U.S. Energy Information Administration, U.S. Geological Survey, University of Texas Bureau of Economic Geology, and Drillinginfo

The production from these US shale basins, including the Permian Basin, is predominantly light, sweet crude oil, with gravity in excess of 35 degrees API. As a result, coincident with the growth in crude oil from these shale basins, U.S. imports of light crude oil began declining in 2010.

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

Outlook for Refining

Recent industry and financial research outline that refining industry fundamentals are more favorable than they have been in a number of years. Morgan Stanley in a recent research report states:

“A tectonic shift is underway on how new capital investments in refining are being thought about, as even good margins in past three years have not been able to attract major investments on concerns of competition from alternative fuels. We believe this divergence from earlier cycles primes up the refinery industry for the golden age. An overlay of new environmental norms, rising global miles driven (cars, airlines) and improving EM growth just makes margin on refining look stronger than ever.”

“In Transition to a Golden Age” Morgan Stanley Research May 16, 2018 at 6.

Permian Basin Pipeline Take-away Capacity

Today, the take-away capacity of crude pipelines from the Permian Basin to the Texas Gulf Coast is constrained to ship more crude oil. The discount price to WTI posted prices is in the $10 plus per Bbl range. The ability to purchase our feedstock at these discounts adds to our normal “crack spread” and we are pushing to start construction and get into commercial operation as soon as possible to take advantage of this arbitrage. Our decision to locate our refinery on the Texas Pacifico-South Orient Railroad, allowing us to go by rail to the Texas Gulf Coast is now a major strategic advantage and in addition to product distribution we are also being approached for crude oil storage and transportation services as an adjunct to our refining capabilities.

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

The Company is focusing on the Distillation Unit first in an effort to build and commence operations, and ultimately generate cash flow, on an expedited basis. The permitting process is significantly shorter for construction of the Distillation Unit and was received by the Company on August 30, 2017. The permitting process for the Large Refinery is expected to be 12-18 months. Additionally, the construction of the Distillation Unit will require significantly less capital than the construction of the Large Refinery.

On March 4, 2017, the Company entered into an agreement with Maple Resources, a related party, to acquire Maple Resources’ business plan for the Refinery, cash flow models, an agreement to acquire the land for the Refinery site, potential refinery feed stock supplies, and business relationships for water resources, consulting services, refinery technology and potential railroad transportation agreements. The acquired assets did not include title to the site for the Refinery or any actual right to build the Refinery. The Company agreed to acquire all of these intangible assets in exchange for the issuance of 7,000,000,000 shares of Class B common stock. The shares were to be issued in two tranches, a first tranche of 1,500,000,000 shares issued on March 4, 2017 and a second tranche of 5,500,000,000 shares to be issued after the Company’s articles of incorporation were amended to increase the number of authorized shares of common stock. Following the issuance of the first tranche of 1,500,000 shares, Maple Resources agreed to forego the issuance of the second tranche of shares. Accordingly, no further shares will be issued to Maple Resources as part of this transaction.

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

We are actively considering the inclusion in our Distillation Unit project of a crude oil storage and dispatch facility (RSD). If successful, we would accelerate the build out of the rail trackage, the crude oil storage tanks, and rail and truck loading and unloading capabilities of the Distillation Unit project. We propose to charge a per barrel fee to receive, store and dispatch crude oil to the Texas Gulf Coast markets. We are also in negotiations with an international equipment supplier and its financing affiliate to provide the equipment and separate financing for the RSD. If we are successful in financing and constructing the RSD, this will give us the opportunity to be in commercial operation in 2019 and accelerating the timing of our projected cash flow. However, there can no assurance as to the success of the RSD component of our planned facility.

The Company currently estimates that construction costs for the Distillation Unit, inclusive of the potential RSD facility, will be approximately $69 million. According to a report the Company received from KP Engineering, the cost of a 50,000 bpd refinery is estimated to be approximately $500 million and the cost of a 100,000 bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed.

Constructing the Refinery will require a significant number of governmental permits and approvals. The principal permit for the construction of the Refinery is the air quality permit issued by TCEQ and significant construction will not begin until we have received it. On August 30, 2017, we received approval from the TCEQ for the air quality permit for the Distillation Unit. Trinity Consultants, the Company’s air quality permit advisor, estimates it will take approximately 18 months to obtain the air quality permit for the Large Refinery. According to VFuels Oil & Gas Engineering, construction for the Distillation Unit would take approximately 12 to 15 months. KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of the air quality permit.

The cost of construction is very significant and we intend to finance 100% of such costs through debt and equity offerings . See “Business—Proposed Organizational Structure.”

We plan on marketing and distributing refined products in the Western areas of the United States and Mexico, and we may export product to Latin America. The diesel produced by the Distillation Unit will be marketed and sold locally, primarily for use in drilling mud and frac fluids, and likely transported by truck or by existing railroad systems. Any other refined products produced from the operation of the Distillation Unit (principally ATBs and naptha) would be shipped to other refineries, primarily in the Houston or Corpus Christi, Texas areas, by pipeline and existing railroad systems for further processing.

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

We have also commenced initial discussions regarding a solar power project to be located on leased acreage near the Refinery. If successfully financed and completed, we would expect to utilize a portion of the generated power for the Refinery, with the balance to be sold into the Texas grid. There is no assurance that the solar power project will be financed or constructed.

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

MMEX principals formed Maple Resources Corporation (“Maple Resources”) in 1986 to engage in the evaluation, acquisition and development of oil & gas, refining, power generation, natural gas transmission and processing energy projects in the western United States and Latin America. Maple Resources and its principals have engaged in a number of oil and gas acquisitions and dispositions and ultimately acquired assets that included 10 gas processing plants and approximately 770 miles of natural gas gathering lines and transmission infrastructure. In 1992, Maple Resources sold substantially all of its existing US-based assets and began to pursue energy projects in Latin America, particularly in Peru through its affiliate The Maple Gas Corporation del Peru Ltd (“Maple Peru”). In 1993, Maple Peru began developing the Aguaytía Project, an integrated natural gas and electric power generation and transmission project. This US$273 million project involved the first commercial development of a natural gas field in Peru, as well as the construction and operation of approximately 175 miles of hydrocarbon pipelines, a gas processing plant, a fractionation facility, a 153 MW power plant and the related 392 km of electricity transmission lines. The Aguaytía Project began commercial operation in 1998. Maple Peru also acquired a 4,000 bpd refinery in Pucallpa along with 3 producing oil fields.

Jack Hanks, our President and CEO, is no longer engaged in the active business operations of Maple Peru and is able to devote substantially all of his business time to his duties on behalf of the Company. Further, we do not anticipate that Maple Resources will present any conflicts of interest for the MMEX principals in carrying out their responsibilities on behalf of the Company.

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

We anticipate these Subsidiaries will be able to finance approximately 80% of the total costs of the Distillation Unit and the Large Refinery through debt financing, and the remaining 20% of the total costs would be financed through equity investments. We intend to pursue the required debt financing from banks or other large institutional investors. Traditionally, such debt financing is in the form of project financing, which among other terms will require the Subsidiary borrow to restrict its activities to the operation of the project financed by the lender, to pledge all assets of the project to the lender and to be subject to restrictive financial covenants. Such lenders further typically require engineering, marketing and feasibility studies as a condition precedent to the financing. In order to attract the significant capital necessary to build the Refinery, the Company will have to fund the cost of these reports and studies, likely out of equity raises. We have estimated that such cost will aggregate approximately $400,000.

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

The Refinery will be located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad and in the Permian Basin. The Refinery site is 476 acres and the rail line runs through a corner of the property. We do not currently own all of the land on the site near Fort Stockton, Texas at which we intend to build the Refinery. On July 28, 2017, we acquired the 126 acre parcel of the land, which is the site for the planned Distillation Unit, at a purchase price of $550 per acre, or $69,249. We have invested another $212,456 in easements and road construction related to the easements. We are continuing to negotiate with the seller of the property to acquire an additional 381 acre parcel, which is the site for the planned Large Refinery at a price of $550 per acre, or approximately $210,000. We have not yet received any financing commitment for such purchase.

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

The international railroad bridge, located at the southwestern end of the rail line connecting Presidio, TX to Ojinaga, Mexico burned on two separate occasions, February 29, 2008 and March 1, 2009. TxDOT and Texas Pacifico Transportation LTD, the company that operates the Texas Pacifico Railroad, plan to rebuild the bridge allowing access to Mexico and increased business potential. On August 4, 2017, Tx DOT announced a $7 million federal grant from The U.S. Department of Transportation to strengthen existing rail infrastructure in Permian Basin. As announced on August 4, the funds are expected to help rebuild the Presidio-Ojinaga International Rail Bridge and 72 miles of track on the South Orient Rail Line that run from the Mexico border to near Coleman, Texas owned by the state of Texas but maintained and operated by Texas Pacifico Transportation, Ltd. under a lease with TxDOT. A recent project schedule estimates the completion date to be in 2019.

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

Construction of the Refinery

The Large Refinery would cover approximately 250 acres of the 476 acre property on which the Company holds an option. Before construction on the Refinery can commence, the Company must obtain all required permits. The Distillation Unit would cover approximately 15 acres of the property. Constructing the Refinery will require a significant number of governmental permits and approvals. The principal permit for the construction of the Refinery is the air quality permit issued by TCEQ and significant construction will not begin until we have received it. On August 30, 2017, we received approval from the TCEQ for the air quality permit for the Distillation Unit. Trinity Consultants, the Company’s air quality permit advisor, estimates it will take approximately 15 to 18 months to obtain the air quality permit for the Large Refinery, once filed. The other principal permits that will be required are the following:

•	US Environmental Protection Agency (EPA)
– Air Permits, Risk Management Plan (RMP), Fuel Additives Registration, Facility Response Plan

•	Middle Pecos Groundwater Conservation District
– Water Use

•	Pecos County
– Construction Permits

•	Occupational Safety and Health Administration (OSHA)
– Process Safety Management (PSM)

•	Railroad Commission (RRC) of Texas
– Water discharge for oil & gas assets, LPG/LNG License & Notification

•	US Army Corps of Engineers (USACOE)
– Wetlands

•	Texas Historical Commission (THC)
– Cultural/Historical survey concurrence

•	Texas Parks and Wildlife Department (TPWD)
– Threatened/Endangered Species mitigation (if applicable)

•	US Department of Transportation (USDOT)
– HAZMAT shipping registration

•	Texas Department of Licensing and Registration (TDLR)
– Boiler registration

•	Department of Homeland Security (DHS)
– Chemical Facility Anti-Terrorism Standards (CFATS), Top-Screen Analysis

•	Occupational Safety & Health Administration (OSHA)
– OSHA 300 Logs, Reporting

We have not yet filed for any of the foregoing permits.

The Company has hired VFuels Oil & Gas Engineering to advise it with respect to the construction of the Distillation Unit. Vfuels has prepared a preliminary report regarding the estimated cost and time-line for construction of the Distillation Unit. VFuels’ estimated cost of a 10,000 bpd facility in December of 2017 has been adjusted upward to $69 million taking into account the current increased costs of cement, steel and labor in the Permian Basin, to add desalter equipment for crude specification flexibility to the Distillation Unit and to increase the rail capacity at the site. We now project the completion of the Refinery in Q3 2019

The Company has hired KP Engineering to advise it with respect to the construction of the Refinery. KP Engineering has prepared a preliminary report regarding the estimated cost and time-line for construction of the Refinery. KP Engineering has estimated the cost of a 50,000 bpd refinery to be approximately $500 million and the cost of a 100,000 bpd refinery to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed. KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of the air quality permit.

Building a refinery is a complicated, costly and time-consuming process. The preliminary report from KP Engineering must be followed by other detailed engineering reports. But, these reports are all essential to the financing of the construction and development of the Refinery.

Employees

As of April 30, 2018, we had no employees and our executive officer and our two directors had not received any compensation. We contract for all professional services when needed.

Legal Proceedings

There are no legal proceedings against the Company.

Environmental Regulations Pertaining to Refinery Operations.

The operations of the Refinery will be subject to complex and frequently-changing federal, state, and local laws and regulations relating to the protection of health and the environment, including laws and regulations that govern the handling and release of crude oil and other liquid hydrocarbon materials. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate, and upgrade equipment and facilities. While these laws and regulations affect our maintenance, capital expenditures and net income, we do not believe they affect our competitive position, as the operations of our competitors are similarly affected. Violations of environmental laws or regulations can result in the imposition of significant administrative, civil and criminal fines and penalties and, in some instances, injunctions banning or delaying certain activities. We will adopt policies and procedures to ensure compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change at the federal, state and local levels, and the legislative and regulatory trend has been to place increasingly stringent limitations on activities that may affect the environment.

Clean Air Act.

The environmental laws and regulations applicable to the Refinery include permitting and monitoring activities relating to air emissions under the federal Clean Air Act, and its implementing regulations, as well as comparable state and local statutes and regulations. Failure to comply with these rules can result in severe penalties and potential shut down of facilities. We will be required to develop policies and procedures to comply with all these laws and regulations.

Greenhouse Gas Emissions.

Various legislative and regulatory measures to address greenhouse gas (“GHG”) emissions, including carbon dioxide and methane emissions, are in different phases of implementation and discussion. At the federal legislative level, both houses of Congress have considered legislation to reduce GHG emissions, including proposals to: (i) establish a cap-and-trade system, (ii) create a federal renewable or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased energy efficiency in energy supply and use. A number of states, both individually and on a regional basis, have adopted measures to reduce carbon dioxide and other GHG emissions, including statewide GHG inventories and regional GHG cap-and-trade initiatives. The EPA has also begun to regulate GHG emissions under the authority granted to it by the federal Clean Air Act. The EPA has adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including petroleum refineries. The implementation of EPA regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our financial condition, results of operations and cash flows. In addition, climate change legislation and regulations may result in increased costs not only for our business but also for our customers, thereby potentially decreasing demand for our products and services. Decreased demand for our products and services may have a material adverse effect on our financial condition, results of operations and cash flows.

Release of Hazardous Substances.

Environmental laws and regulations affecting our operations also relate to the release of hazardous substances or solid wastes into the soil, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. There are risks of accidental releases into the environment associated with our operations, such as releases of crude oil or hazardous substances from our pipelines or storage facilities. To the extent an event is not covered by our insurance policies, accidental releases could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

CERCLA.

The Refinery property and any wastes disposed therefrom may be subject to the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the federal Resource Conservation and Recovery Act, and comparable Texas state laws. CERCLA and comparable state laws may impose liability without regard to fault or the legality of the original conduct on certain classes of persons regarding the presence or release of a hazardous substance in (or into) the environment, which may include the disposal of wastes generated by the Refinery, even if the wastes are taken from the Refinery by others and disposed by them. We will develop procedures and policies to ensure compliance with these laws.

Our operations may potentially result in the discharge of regulated substances, including crude oil, refined products, or natural gas liquids. The federal Clean Air Act and comparable state laws impose restrictions and strict controls regarding the discharge of regulated substances into waters of the United States or state waters. We will develop policies and procedures to ensure compliance with these rules.

Renewable Identification Numbers.

In 2007, the EPA promulgated the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the Clean Air Act the EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 of the prior year. However, the EPA has repeatedly missed that deadline. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. For all domestically-sold gasoline and diesel fuels we produce at the Refinery, we will be required to blend renewable fuels into our gasoline and diesel fuel or purchase RINs in lieu of blending. The Refinery intends to purchase RINs on the open market or waiver credits from the EPA to comply with the RFS. While we cannot predict the future prices of RINs or waiver credits, the price of RINs can be extremely volatile. RINs will constitute a genuinely significant cost of operations for the Refinery relative to domestically-sold gasoline and diesel, which is why we intend to export gasoline and diesel to the fullest extent possible.

If the Refinery’s gasoline or diesel is sold domestically, we and other similarly-situated refiners may become more reliant on the purchase of RINs and waiver credits on the open market to comply with the RFS in the future. The cost of RINs is dependent upon a variety of factors, which include the volume mandates set by EPA, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels and the mix of our petroleum products, all of which can vary significantly from quarter to quarter. In addition, numerous instances of fraudulent RINs being made available on the market have led EPA to impose penalties on RIN purchasers, even those with no knowledge of the fraudulent nature of the RINs. If we purchase invalid RINs, or fail to properly keep records in accordance with EPA’s rules and regulations, we could be subject to fines and penalties.

Safety, Security and Insurance Concerns in Operating Refineries.

The Refinery will be subject to the Department of Homeland Security’s Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, and to the Transportation Security Administration’s Pipeline Security Guidelines and Transportation Worker Identification Credential program. We will have to have an internal program of inspection designed to monitor and enforce compliance with all of these requirements, and we will need to develop a Facility Security Plan as required under the relevant law. We will also have to have in place procedures to monitor compliance with all applicable laws and regulations regarding the security of all our facilities.

The Refinery will also be subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We will also be subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We will take measures to ensure that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B: Unresolved Staff Comments.

None.

Item 2: Properties.

Our executive offices are located at 3616 Far West Blvd. #117-321, Austin, Texas 78731. We also maintain a satellite office in Fort Stockton, Texas near the site of our refinery project.

On July 28, 2017, we acquired the 126 acre parcel of the land, which is the site for our planned Distillation Unit, at a purchase price of $550 per acre, or $69,249. We continue to negotiate with the seller of the property to acquire an additional 381 acre parcel, which is the site for the planned Large Refinery, at a price of $550 per acre, or approximately $210,000. We will be required to obtain additional financing to complete this purchase. We have not yet received any financing commitment for such purchase.

Item 3: Legal Proceedings.

None.

Item 4: Mine Safety Disclosures.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our Class A common stock has been listed on the OTC Pink under the symbol "MMEX". The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the OTC Pink tier. The following table indicates the quarterly high and low bid price for our Class A common stock for the fiscal years ending April 30, 2018 and 2017. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended April 30, 2017
Quarter ended July 31, 2016	$0.0063	$0.0049
Quarter ended October 31, 2016	$0.0104	$0.0049
Quarter ended January 31, 2017	$0.0049	$0.0001
Quarter Ended April 30, 2017	$0.0563	$0.0001

Fiscal year ended April 30, 2018
Quarter ended July 31, 2017	$0.0209	$0.006
Quarter ended October 31, 2017	$0.0249	$0.0076
Quarter ended January 31, 2018	$0.0182	$0.0036
Quarter Ended April 30, 2018	$0.0076	$0.0024

On July 20, 2018, the closing bid price of the Common Stock as reported on the OTC Pink was $0.0038.

The number of holders of record of the Company's common stock as of April 30, 2018 was 152 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2018.

Recent Sales of Unregistered Securities not previously reported in the Company's Form 10-Q

During the fourth quarter ended April 30, 2018, we issued a total of 369,461,216 unregistered shares of our Class A common stock: 20,792,795 shares for services valued at $93,568; 347,023,825 shares for conversion of debt valued at $1,158,287 and 1,644,596 shares in the cashless exercise of warrants.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a) (d)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders (1)	72,380,286	$0.01	0
Total	72,380,286	$0.01	0

_____

(1)	Consists of warrants to purchase 72,380,286 Class A common shares.

Penny Stock

Our stock is considered to be a penny stock. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

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

Initially, Pecos Refining, the owner of the Distillation Unit, and the entity we may form to own and operate the Large Refinery will be wholly-owned subsidiaries of the Company. However, the construction of the Distillation Unit and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that these Subsidiaries will obtain equity and debt financing to finance the cost of construction. We anticipate these Subsidiaries will be able to finance up to 80% of the total costs of the Distillation Unit and the Large Refinery through debt financing, and the remaining 20% of the total costs would be financed through equity investments. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership will be diluted. We intend to retain managerial control of the Subsidiaries; however, our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries.

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

Based on our current design plans, we currently estimate that the aggregate cost of constructing the Distillation Unit with a 10,000 bpd capacity would be approximately $69 million. According to a report the Company received from KP Engineering, the cost of a 50,000 bpd refinery is estimated to be approximately $500 million and the cost of a 100,000 bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed.

Constructing the Refinery will require a significant number of governmental permits and approvals. The principal permit for the construction of the Large Refinery is the Air Permit issued by TCEQ and significant construction will not begin until we have received the Air Permit. The Company has received the Air Permit for the Distillation Unit. Once the permit is filed for the Refinery, it may take approximately 18 months to obtain the Air Permit for the Large Refinery.

Through April 30, 2018, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net income of $2,229,620, or $0.00 per share, for the fiscal year ended April 30, 2018, compared to a net loss of $6,765,291, or $0.01 per share, for the fiscal year ended April 30, 2017. As discussed below, the net income for the current fiscal year resulted from non-operating gains.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased $905,238 to $1,116,398 for the year ended April 30, 2018 from $211,160 for the year ended April 30, 2017. The increase is due to additional professional fees, travel and other expenses associated with securing debt financing, administrative activities of our proposed refinery project and filing of an S-1 registration statement.

Refinery Start-Up Costs

We increased the level of development of our proposed crude oil refinery in Pecos County, Texas during the fiscal year ended April 30, 2018. We expense all costs incurred prior to opening the refinery, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $828,609 and $372,560 for the years ended April 30, 2018 and 2017, respectively.

Depreciation and Amortization Expense

Our depreciation and amortization expenses are not currently material to our operations. Depreciation and amortization expenses were $1,851 and $386 for the years ended April 30, 2018 and 2017, respectively.

Other Income (Expense)

Our interest expense increased $1,644,719 to $1,927,980 for the year ended April 30, 2018 from $283,261 for the year ended April 30, 2017. The increase in interest expense is due to interest accrued on new convertible debt during the current fiscal year, including amortization of debt discount.

For the year ended April 30, 2018, we reported a gain on derivative liabilities of $4,604,471. For the year ended April 30, 2017, we reported a loss on derivative liabilities of $6,105,727. The loss on derivative liabilities in fiscal year 2017 resulted primarily from the issuance of new warrants, while the gain on derivative liabilities in the current fiscal year resulted primarily from the exercise of substantially all warrants.

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

We reported a gain on assignment and assumption agreement of $1,090,271 for the year ended April 30, 2018. On September 18, 2017, the Company, the members of LatAm and William B. Short (“Short”), an unrelated individual, entered into an Assignment and Assumption Agreement pursuant to which Short acquired the member interests in LatAm, thereby acquiring all the assets and assuming all the liabilities of MCCH, MCC and CC. Short agreed to assume all liabilities and hold the Company harmless from any and all liabilities (contingent or otherwise). In consideration therefor, we issued Short 10,000,000 shares of Class A common stock, valued at $110,000, or $0.011 per share, equal to the market value of the stock on the date of the agreement, which amount was recorded as a reduction of the gain on Assignment and Assumption Agreement. We did not have similar gain for the year ended April 30, 2017.

We reported a gain on extinguishment of debt of $409,716 for the year ended April 30, 2018 resulting from the settlement and extinguishment of convertible notes payable, preferred stock and certain accounts payable and accrued expenses. Where shares of our Class A common stock are issued in extinguishment of debt, we record the value of the shares issued at the current market price, which at times is significantly higher than the book value of the debt, resulting in a gain on extinguishment of debt..

For the year ended April 30, 2017, we reported a gain on extinguishment of debt from the settlement of accrued salaries of $207,803.

Net Income (Loss)

As a result of the above, primarily as a result of non-operating gains, we reported net income of $2,229,620 for the year ended April 30, 2018. For the year ended April 30, 2017, we reported a net loss of $6,765,291.

Non-Controlling Interest in (Income) Loss of Consolidated Subsidiaries

Non-controlling interest in income of consolidated subsidiaries was $388,314 for the year ended April 30, 2018 and non-controlling interest in loss of consolidated subsidiaries was $1,824 for the year ended April 30, 2017. The increase in non-controlling interest in income of consolidated subsidiaries in the current fiscal year resulted from elimination of the accounts of MCCH, MCC and CC pursuant to an Assignment and Assumption Agreement entered into on September 18, 2017. Prior to this agreement, we had little activity in these consolidated subsidiaries.

Net Loss Attributable to the Company

Net income attributable to the Company was $1,841,306 for the year ended April 30, 2018 compared to net loss attributable to the Company of $6,763,467 for the year ended April 30, 2017.

Liquidity and Capital Resources

Working Capital

As of April 30, 2018, we had current assets of $309,173, comprised of cash of $304,173 and prepaid expenses and other current assets of $5,000, and current liabilities of $2,454,896, resulting in a working capital deficit of $2,145,723. Included in our current liabilities as of April 30, 2018 are derivative liabilities of $996,603, which we do not anticipate will require the payment of cash.

Our total current liabilities as of April 30, 2018 decreased $6,549,526 to $2,454,896 from $9,004,422 as of April 30, 2017. The decrease resulted primarily from the decrease in derivative liabilities and the decrease in current liabilities resulting from assumption of liabilities pursuant to an Assignment and Assumption Agreement entered into on September 18, 2017, partially offset by increased convertible debt borrowings of the Company.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2018 and 2017 were as follows:

	2018	2017

Cash, Beginning of Year	$54,513	$1,030
Net Cash Used in Operating Activities	(1,563,091)	(281,409)
Net Cash Used in Investing Activities	(303,120)	-
Net Cash Provided by Financing Activities	2,115,871	334,892

Cash, End of Year	$304,173	$54,513

We used net cash of $1,563,091 in operating activities for the year ended April 30, 2018 as a result of net income attributable to the Company of $1,841,306, non-controlling interest in income of consolidated subsidiaries of $388,314, non-cash expenses totaling $2,070,953 and increases in accounts payable of $127,890 and accrued expenses of $118,804, offset by non-cash gains totaling $6,104,458 and increases in prepaid expenses and other current assets of $5,000 and deposits of $900.

By comparison, we used net cash of $281,409 in operating activities for the year ended April 30, 2017 as a result of net loss attributable to the Company of $6,763,467, non-controlling interest in net loss of consolidated subsidiaries of $1,824 and non-cash gain of $207,803, partially offset by non-cash expenses totaling $6,499,532 and increases in accounts payable of $49,201 and accrued expenses of $142,952.

Net cash used in investing activities was $303,120 for the year ended April 30, 2018, comprised on the purchase of property and equipment. We had no net cash provided by or used in investing activities for the year ended April 30, 2017.

Net cash provided by financing activities was $2,115,871 for the year ended April 30, 2018, comprised of proceeds from convertible notes payable of $1,831,500 and proceeds from issuance of common stock of $284,371.

By comparison, we had net cash provided by financing activities of $334,892 for the year ended April 30, 2017, comprised of proceeds from common stock payable of $49,741, proceeds from issuance of common stock of $76,369 and net proceeds from convertible notes payable of $208,782.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $35,077,288 and a total stockholders’ deficit of $1,945,922 at April 30, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from private sales of our common stock and warrants and convertible debt financing.

During the year ended April 30, 2018, we issued an aggregate of $2,287,443 principal amount of convertible notes resulting in net proceeds to us of $1,831,500. Included in the new convertible notes is a replacement note payable with a principal amount of $172,170, including $18,446 of capitalized interest expense and the assumption of $145,000 principal and $8,724 from an April 17, 2017 promissory note. The notes are due and payable on various dates through February 28, 2020 and bear interest at rates ranging from 8% to 12%. The notes are convertible into shares of our Class A common stock at a discount from the lowest price during certain measurement periods prior to the date of conversion. In order to redeem the notes, we will be required to pay redemption premiums that range from 18% to 50% of the principal amounts of the notes, depending upon the date of redemption. The notes also contain penalty provisions in the event of our default in repayment of the notes (if not converted by the holder into shares of common stock) on the first anniversary after issuance. During the year ended December 31, 2018, $1,238,371 total principal of convertible notes was converted into shares of our Class A common stock.

On June 12, 2017, the Company entered into an Equity Purchase Agreement with Crown Bridge Partners, LLC (“Crown Bridge”). The Equity Purchase Agreement allowed the Company to deliver a put notice to Crown Bridge stating the dollar amount of common stock that it intends to sell to Crown Bridge on the date specified in the put notice. The amount of each put notice is limited to a formula that is equal to the lesser of (i) $100,000 or (ii) 150% of the average dollar value of the trading volume of the Company’s stock, measured at the lowest price during the trading period, for the seven days prior to the purchase of shares by Crown Bridge. The purchase price of shares issued in respect of each put notice is 80% of the average of the three lowest trading prices in the seven trading days immediately preceding the date on which the Company exercises its put right.

On February 14, 2018, March 19, 2018 and April 2, 2018, the Company delivered put notices to Crown Bridge pursuant to the Equity Purchase Agreement. A total of 130,095,970 Class A common shares were issued to Crown Bridge for total net cash proceeds of $284,371. A fourth put notice, dated April 6, 2018, was delivered to Crown Bridge for 98,947,321 Class A common shares that has not yet been funded but which Crown Bridge has covenanted to fulfill. The Company’s right to deliver further put notices under the Equity Purchase Agreement was terminated on April 10, 2018, when the listing of our Class A common stock was moved to the OTC Pink.

Effective May 1, 2018, the Company issued and delivered to Power Up a fourth 12% convertible note in the principal amount of $78,000. After deducting $3,000 of lender expenses, the financing provided $65,000 of net proceeds to us. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of February 15, 2019.

Effective July 10, 2018, the Company issued and delivered to Power Up a fifth 12% convertible note in the principal amount of $68,000. After deducting $3,000 of lender expenses, the financing provided $75,000 of net proceeds to us. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of February 15, 2019.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2018. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” and ASC 825, “Financial Instruments,} FASB established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements and reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and notes payable reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows at April 30, 2018 and 2017:

2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,610,001	$-	$-	$6,610,001

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

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2018 and 2017
Consolidated Statements of Operations for the years ended April 30, 2018 and 2017
Consolidated Statements of Stockholders’ Deficit and Members’ Interest for the years ended April 30, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended April 30, 2018 and 2017
Notes to Consolidated Financial Statements

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of April 30, 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of April 30, 2018, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2018, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2019.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	71	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	63	Director	2010

___________________

Mr. Hanks has served as Director, Chief Executive Officer and President of the Company since the merger of Maple Carpenter Creek, LLC with the Company in September 2010. Mr. Hanks founded Maple Resources Corporation in 1986 and has been President or Chairman of the Board of Maple Resources since its inception. Mr. Hanks has also been the Executive Chairman of Maple Energy plc, a publicly-listed company on the London Stock Exchange AIM and the Lima Bolsa. Prior to founding Maple Resources Corporation, Mr. Hanks was a partner in the Washington D.C. office of the law firm of Akin Gump Strauss Hauer & Feld LLP. Mr. Hanks graduated from the University of Texas at Austin with a law degree in 1971 and a petroleum land management degree in 1968. We believe that Mr. Hanks’ business, finance and management experience qualifies him to serve as a member of our board of directors.

Mr. Lemons has been a practicing lawyer in the mineral area for over 25 years. He has been a private investor in oil and gas and coal projects in the last several years, including in Maple Carpenter Creek, LLC and Maple Energy, plc and predecessor entities. Since 2002, Mr. Lemons has served as a director of Ansen, an electronics manufacturing company based in upstate New York. Mr. Lemons was a partner in the law firms of Holme Roberts & Owen and in Holland & Hart. Mr. Lemons graduated law school from Brigham Young University in 1980, where he was a member of law review, and holds undergraduate degrees in Economics and Political Science from Utah State University. We believe that Mr. Lemons’ business, finance and management experience qualifies him to serve as a member of our board of directors.

We are not aware of any “family relationships” (as defined in Item 401(d) of Regulation S-K promulgated by the SEC) among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2017, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2018. There were no stock option awards outstanding at April 30, 2018 to our non-executive directors:

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2018	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2017	$-	$-	$-	$-	$-	$-	$-

_________

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the year ended April 30, 2018, we incurred consulting fees related to project development and expense reimbursements for travel, office and other support expenses on behalf of the Company to Maple Resources Corporation, an affiliate of Mr. Hanks, totaling $123,986, of which $5,583 was payable to Maple Resources Corporation at April 30, 2018.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock awards other than stock options. At April 30, 2018, we had no outstanding stock options or other equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 20, 2018, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 2,282,366,482 shares of Class A common stock and 1.5 billion shares of Class B common stock outstanding on July 20, 2018. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 20, 2018 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Class A common stock		Class B common stock
Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Shares	Percentage Ownership of Class	Voting Power (5)
Jack W. Hanks (2)(4)	209,699,518	9.19%	1,400,000,000	93.33%	82.22%
Bruce N. Lemons (3)(4)	223,173,230	9.78%	100,000,000	6.67%	7.08%
All directors and officers as a group (two persons)	432,872,748	18.97%	1,500,000,000	100.00%	89.30%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3616 Far West Blvd, #117-321, Austin, Texas 78731.
(2)

Includes (i) 138,176,181 shares of Class A common stock held by The Maple Gas Corporation, (ii) 35,268,260 shares of Class A common stock held by Maple Structure Holdings, LLC, (iii) 36,255,077 shares of Class A common stock held by Maple Resources Corporation, and (iv) 1,400,000,000 shares of Class B common stock held by Maple Resources Corporation.

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

Contractual Agreements

On March 4, 2017, the Company entered into an agreement with Maple Resources Corporation (“Maple Resources”), a related party owned by Mr. Jack W. Hanks, to acquire Maple Resources’ business plan to build a $450 million, 50,000 barrels per day capacity crude oil refinery in Pecos County, Texas in exchange for the issuance of 7 billion shares of common stock. The Company issued 1.5 billion shares of common stock on March 4, 2017. Subsequently, the Company amended and restated its articles of incorporation to authorize Class A and Class B common stock. Upon such amendment and restatement, Maple Resources agreed to waive its right to receive the remainder of the 7 billion shares of common stock and the 1.5 billion shares already issued were designated as Class B common stock. The Class B common stock is identical to the Class A common stock except that the Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The 1.5 billion Class B common stock issued to Maple Resources were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

Maple Resources subsequently granted BNL Family Trust, a related party to Mr. Lemons, an option to purchase 100,000,000 shares of Class B common stock from Maple Resources at a price of $0.002 per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

Consulting Fees and Expense Reimbursement

During the year ended April 30, 2018, we incurred consulting fees related to project development and expense reimbursements for travel, office and other support expenses on behalf of the Company to Maple Resources, totaling $123,986, of which $5,583 was payable to Maple Resources at April 30, 2018.

Accrued Expenses

Accrued expenses to related parties totaled $31,633 and $70,670 as of April 30, 2018 and 2017, respectively.

Item 14: Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2018 and 2017:

	2018	2017

Audit Fees (a)	$30,500	$28,000

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

_________

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2018, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

Item 15: Exhibits

(a) (3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (1)
4.1	Form of Warrant to Purchase Common Stock of registrant (2)
4.2	Replacement Convertible Note due April 19, 2018, payable to Vista Capital Investments, LLC (3)
4.3	8% Convertible Note due May 15, 2018, payable to Eagle Equities, LLC (3)
4.4	8% Convertible Note due May 16, 2018, payable to Crown Bridge Partners, LLC (3)
4.5	8% Convertible Note due May 24, 2018, payable to GS Capital Partners, LLC (3)
4.6	8% Convertible Note due December 12, 2017, payable to Crown Bridge Partners, LLC (4)
4.7	12% Convertible Note due March 30, 2018, payable to JSJ Investments, Inc. (5)
4.8	12% Convertible Note due June 1, 2018, payable to Auctus Fund, LLC (3)
4.9	12% Convertible Note due June 20, 2018, payable to Power Up Lending Group Ltd. (3)
4.10	Convertible Note dated October 19, 2017, issued to Vista Capital Investments, LLC (3)
4.11	12% Convertible Note due November 13, 2018, payable to Power Up Lending Group Ltd. *
4.12	8% Convertible Note due January 19, 2019, payable to GS Capital Partners, LLC *
4.13	12% Convertible Note due November 30, 2018, payable to Power Up Lending Group Ltd. *
4.14	12% Convertible Note due March 14, 2019, payable to JSJ Investments, Inc. *
4.15	8% Convertible Note due March 21, 2019, payable to Auctus Fund, LLC *
4.16	10% Convertible Note due March 31, 2019 payable to One44 Capital LLC *
4.17	12% Convertible Note due February 15, 2019, payable to Power Up Lending Group Ltd. *
10.1	Stock Purchase Agreement, dated March 4, 2017, by and between the registrant and Maple Resources Corporation (6)
10.2	Equity Purchase Agreement, dated June 12, 2017, by and between the registrant and Crown Bridge Partners, LLC (4)
10.3	Registration Rights Agreement, dated June 12, 2017, by and between the registrant and Crown Bridge Partners, LLC (3)
10.4	Amendment No. 1 to Equity Purchase Agreement, dated October 9, 2017, by and between the registrant and Crown Bridge Partners, LLC (3)
10.5	Amendment No. 2 to Equity Purchase Agreement, dated February 1, 2018, by and between the registrant and Crown Bridge Partners, LLC (3)
21.1	Subsidiaries (3)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). *
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

______________

*	Filed herewith.
(1)	Filed as exhibit to Report on Form 8-K filed on April 3, 2017.
(2)	Filed as exhibit to Report on Form 10-K filed on August 11, 2011.
(3)	Filed as exhibit to Form S-1 Registration Statement No. 333-218958.
(4)	Filed as exhibit to Report on Form 8-K filed on June 13, 2017.
(5)	Filed as exhibit to Report on Form 10-K filed on July 28, 2017.
(6)	Filed as exhibit to Report on Form 8-K filed on March 10, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 23, 2018	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 23, 2018
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 23, 2018
Bruce N. Lemons

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MMEX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the Company) as of April 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and members’ interest, and cash flows for each of the years in the two-year period ended April 30, 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

Houston, TX

July 23, 2018

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30, 2018	April 30, 2017

Assets

Current assets:
Cash	$304,173	$54,513
Prepaid expenses and other current assets	5,000	-
Total current assets	309,173	54,513

Property and equipment, net	301,269	-
Deposit	900	-

Total assets	$611,342	$54,513

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$708,072	$694,664
Accrued expenses	240,404	912,870
Accrued expenses – related party	31,633	70,670
Notes payable, currently in default	75,001	375,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at April 30, 2018 and 2017, respectively	75,000	195,000
Convertible notes payable, net of discount of $504,590 and $136,284 at April 30, 2018 and 2017, respectively	328,183	8,716
Convertible preferred stock	-	137,500
Derivative liabilities	996,603	6,610,001
Total current liabilities	2,454,896	9,004,422

Long-term liabilities:
Convertible note payable, net of discount of $258,932 at April 30, 2018	102,368	-

Total liabilities	2,557,264	9,004,422

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 12,000,000,000 shares authorized, 2,127,436,835 and 987,616,168 shares issued and outstanding at April 30, 2018 and 2017, respectively	2,127,437	987,617
Class B: 2,000,000,000 shares authorized, 1,500,000,000 shares issued and outstanding at April 30, 2018 and 2017, respectively	1,500,000	1,500,000
Common stock payable	-	307,978
Additional paid-in capital	29,494,058	25,551,533
Non-controlling interest	9,871	(378,443)
Accumulated (deficit)	(35,077,288)	(36,918,594)
Total stockholders’ deficit	(1,945,922)	(8,949,909)

Total liabilities and stockholders’ deficit	$611,342	$54,513

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2018	2017

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,116,398	211,160
Refinery start-up costs	828,609	372,560
Depreciation and amortization	1,851	386

Total operating expenses	1,946,858	584,106

Loss from operations	(1,946,858)	(584,106)

Other income (expense):
Interest expense	(1,927,980)	(283,261)
Gain (loss) on derivative liabilities	4,604,471	(6,105,727)
Gain on assignment and assumption agreement	1,090,271	-
Gain on extinguishment of debt	409,716	207,803

Total other income (expense)	4,176,478	(6,181,185)

Income (loss) before income taxes	2,229,620	(6,765,291)
Provision for income taxes	-	-

Net income (loss)	2,229,620	(6,765,291)

Non-controlling interest in (income) loss of consolidated subsidiaries	(388,314)	1,824

Net income (loss) attributable to the Company	$1,841,306	$(6,763,467)

Net income (loss) per common share – basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding:
Basic	1,543,403,933	568,407,531
Diluted	2,051,851,614	568,407,531

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit and Members’ Interests

Years Ended April 30, 2018 and 2017

	Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Interest	Deficit	Total

Balance, April 30, 2016	180,432,013	$180,434	-	$-	$3,395,483	$24,154,130	$(376,619)	$(30,155,127)	$(2,801,699)

Related party debt forgiven andcontributed to capital	-	-	-	-	(90,000)	90,000	-	-	-
Shares issued for: Cash	39,394,400	39,395	-	-	-	36,974	-	-	76,369
Common stock payable	236,784,319	236,783	-	-	(3,064,332)	2,827,549	-	-	-
Conversion of convertible note payable and derivative liabilities	489,000,000	489,000	-	-	-	(304,091)	-	-	184,909
Accrued expenses	2,082,190	2,082	-	-	-	(1,666)	-	-	416
Accounts payable	28,625,000	28,625	-	-	-	(22,900)	-	-	5,725
Services	4,298,246	4,298	-	-	-	94,237	-	-	98,535
Interest expense	7,000,000	7,000	-	-	-	27,300	-	-	34,300
Shares issued to related party for refinery project rights	-	-	1,500,000,000	1,500,000	-	(1,350,000)	-	-	150,000
Cash for common stock payable	-	-	-	-	49,741	-	-	-	49,741
Services for common stock payable	-	-	-	-	17,086	-	-	-	17,086
Net loss	-	-	-	-	-	-	(1,824)	(6,763,467)	(6,765,291)

Balance, April 30, 2017	987,616,168	$987,617	1,500,000,000	$1,500,000	$307,978	$25,551,533	$(378,443)	$(36,918,594)	$(8,949,909)

(Continued)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit and Members’ Interests

Years Ended April 30, 2018 and 2017 (continued)

	Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Interest	Deficit	Total

Balance, April 30, 2017	987,616,168	$987,617	1,500,000,000	$1,500,000	$307,978	$25,551,533	$(378,443)	$(36,918,594)	$(8,949,909)

Shares issued for: Cash	130,095,970	130,097	-	-	-	154,274	-	-	284,371
Common stock payable	62,846,918	62,847	-	-	(307,978)	245,131	-	-	-
Conversion of convertible notes payable and derivative liabilities	500,640,396	500,638	-	-	-	1,873,024	-	-	2,373,662
Accrued expenses	440,000	440	-	-	-	3,960	-	-	4,400
Cashless exercise of warrants and derivativeliabilities	355,004,588	355,005	-	-	-	1,551,001	-	-	1,906,006
Services	40,042,795	40,043	-	-	-	280,650	-	-	320,693
Settlement of preferred stock	24,750,000	24,750	-	-	-	175,726	-	-	200,476
Settlement of debt	16,000,000	16,000	-	-	-	108,800	-	-	124,800

Assignment and assumption agreement	10,000,000	10,000	-	-	-	(450,041)	-	-	(440,041)
Net income	-	-	-	-	-	-	388,314	1,841,306	2,229,620

Balance, April 30, 2018	2,127,436,835	$2,127,437	1,500,000,000	$1,500,000	$-	$29,494,058	$9,871	$(35,077,288)	$(1,945,922)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to the Company	$1,841,306	$(6,763,467)
Non-controlling interest in income (loss) of consolidated subsidiaries	388,314	(1,824)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,851	386
Issuance of Class B common stock for refinery start up costs	-	150,000
Stock-based compensation	321,443	149,921
Convertible note payable issued for commitment fee	80,000	-
Interest expense added to convertible note principal	104,448	-
Gain (loss) on derivative liabilities	(4,604,471)	6,105,727
Gain on assignment and assumption agreement	(1,090,271)	-
Gain on extinguishment of debt	(409,716)	(207,803)
Amortization of debt discount	1,563,211	93,498
Increase in operating assets:
Prepaid expenses and other current assets	(5,000)	-
Deposits	(900)	-
Increase in operating liabilities:
Accounts payable	127,890	49,201
Accrued expenses	118,804	142,952

Net cash used in operating activities	(1,563,091)	(281,409)

Cash flows from investing activities:
Purchase of property and equipment	(303,120)	-

Net cash used in investing activities	(303,120)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	1,831,500	208,782
Proceeds from issuance of common stock	284,371	76,369
Proceeds from common stock payable	-	49,741

Net cash provided by financing activities	2,115,871	334,892

Net increase in cash	249,660	53,483
Cash at the beginning of the year	54,513	1,030

Cash at the end of the year	$304,173	$54,513

(Continued)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows (continued)

	Years Ended April 30,
	2018	2017
Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock for common stock payable	307,978	3,064,332
Settlement of convertible preferred stock and accrued interest for common stock	200,476	-
Common stock for derivative liabilities in cashless exercise of warrants	1,906,006	-
Common stock for accrued expenses	4,400	416
Common stock for accounts payable	-	5,725
Common stock issued in conversion of debt	2,307,791	184,909
Settlement of convertible notes payable and accrued interest for common stock	124,800	-
Derivative liabilities for debt discount	1,927,676	208,782
Accrued interest payable added to convertible note principal	8,723	-
Common stock payable contributed to capital	-	90,000

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Year Ended April 30, 2018

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

MMEX was formed as a Nevada corporation in 2005. The current management team led an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed on September 23, 2010 and changed the Company’s name to MMEX Mining Corporation on February 11, 2011 and to MMEX Resources Corporation on April 6, 2016.

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Refining & Transport, LLC	100%	LLC	Texas	Subsidiary
MCC Merger, Inc. (“MCCM”)	100%	Corporation	Delaware	Holding Subsidiary
Maple Carpenter Creek Holdings, Inc. (“MCCH”)	100%	Corporation	Delaware	Subsidiary
Maple Carpenter Creek, LLC (“MCC”)	80%	LLC	Nevada	Subsidiary
Carpenter Creek, LLC (“CC”)	95%	LLC	Delaware	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isles	Subsidiary
Armadillo Mining Corp. (“AMC”)	98.6%	Corporation	British Virgin Isles	Subsidiary

Pecos Refining & Transport, LLC (“Pecos Refining”) was formed in June 2017 with the Company as its sole member. Through Pecos Refining, the Company plans to build and commence operations of a crude oil distillation unit in the Permian Basin in West Texas.

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

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and notes payable reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

April 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,610,001	$-	$-	$6,610,001

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”), Topic 605, Revenue Recognition. Accordingly, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

Refinery start-up costs

Costs incurred prior to opening the Company’s proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as start-up costs and expensed as incurred.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2018 and 2017, respectively.

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

Basic and diluted loss per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as warrants and convertible debt, were exercised or converted into common stock. For the year ended April 30, 2018, potential dilutive securities included 508,447,681 shares issuable for convertible debt. For the year ended April 30, 2017, potential dilutive shares had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $35,077,288 and a total stockholders’ deficit of $1,945,922 at April 30, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses (see Note 7) to related parties totaled $31,633 and $70,670 as of April 30, 2018 and April 30, 2017, respectively.

On March 4, 2017, the Company entered into an agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, to acquire all of Maple Resources’ right, title and interest in plans to build a crude oil refinery in Pecos County, Texas. See Note 6.

During the year ended April 30, 2018, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources totaling $123,986, of which $5,583 was included in accounts payable at April 30, 2018.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2018	2017

Office furniture and equipment	$13,863	$454
Computer equipment and software	10,962	24,569
Less accumulated depreciation and amortization	(8,312)	(25,023)
	16,513	-
Land and improvements	284,756	-

	$301,269	$-

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126 acre parcel is part of the 476 acre tract on which the Company intends to build a crude oil refinery (Note 6). The Company subsequently acquired certain easements related to the land parcel for $16,958 and, through April 30, 2018, incurred improvement costs totaling $200,710.

Depreciation and amortization expense totaled $1,851 and $386 for the years ended April 30, 2018 and 2017, respectively.

NOTE 6 – REFINERY PROJECT

On March 4, 2017, we entered into an agreement with Maple Resources Corporation (“Maple”), a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a crude oil refinery in Pecos County, Texas (the “Refinery Transaction”). Pursuant to the Refinery Transaction, we agreed to acquire the Rights in exchange for the issuance of 1,500,000,000 Class B common shares. The 1,500,000,000 Class B common stock issued for the Rights were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

Through our wholly-owned subsidiary, Pecos Refining, we intend initially to build and commence operation of a 10,000 barrel-per-day distillation unit (the “Distillation Unit”) that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha and heavy fuel oil to be sold to other refiners. Through a separate subsidiary, we intend to build and commence operation of a crude oil refinery (the “Large Refinery”) with up to 100,000 barrel-per-day capacity at the same location in West Texas (collectively with the Distillation Unit, the “Refinery Project”). The Refinery Project will be built on 476 acres located 20 miles northeast of Fort Stockton, Texas.

On July 28, 2017, we acquired the 126 acre parcel of the land, which is the site for our planned Distillation Unit (Note 5), at a purchase price of $550 per acre, or $69,249. We continue to negotiate with the seller of the property to acquire an additional 381 acre parcel, which is the site for the planned Large Refinery, at a price of $550 per acre, or approximately $210,000. We will be required to obtain additional financing to complete this purchase. We have not yet received any financing commitment for such purchase.

On July 31, 2017, we filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to obtain an air quality permit and obtained permit approval from the TCEQ on August 30, 2017. Accordingly, we will begin construction on the Distillation Unit on 15 acres of our 126 acre tract as soon we receive adequate financing to do so.

Completion of the Refinery Project will require substantial equity and debt financing is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2018	2017

Accrued payroll	$30,090	$30,090
Accrued consulting	36,633	75,633
Accrued interest	142,773	815,276
Lease obligation	62,541	62,541

	$272,037	$983,540

NOTE 8 – NOTES PAYABLE

Notes Payable, Currently in Default

Notes payable, currently in default, consist of the following at April 30:

	2018	2017

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party, maturing July 15, 2010, with interest at 10%, extinguished pursuant toAssignment and Assumption Agreement (Note 11)	-	300,000

	$75,001	$375,001

Accrued interest payable on notes payable, currently in default, totaled $38,384 and $273,870 at April 30, 2018 and 2017, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2018	2017

Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$25,000	$25,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	50,000	50,000
Note payable to an unrelated party, maturing March 1, 2013, with interest at 1.87% per month, convertible into common shares of the Company at $0.20 per share, repaid in June 2017	-	120,000

Total	75,000	195,000

Less discount	-	-

Total	$75,000	$195,000

Effective June 20, 2017, the Company entered into an agreement to extinguish the $120,000 convertible note payable and $119,365 accrued interest payable through the issuance of 16,000,000 shares of the Company’s Class A common stock, recognizing a gain on extinguishment of debt of $114,565.

Accrued interest payable on convertible notes payable, currently in default, totaled $85,991 and $190,343 at April 30, 2018 and 2017, respectively.

Current Convertible Notes Payable

Current convertible notes payable consist of the following at April 30:

	2018	2017
Note payable to an accredited investor, maturing November 13, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	$111,773	$-
Note payable to an accredited investor, maturing January 23, 2019, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	173,000	-
Note payable to an accredited investor, maturing November 30, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	83,000	-
Note payable to an accredited investor, maturing March 14, 2019, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	125,000	-
Note payable to an accredited investor, maturing March 21, 2019, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	220,000	-
Note payable to an accredited investor, maturing March 21, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	120,000	-
Note payable to an accredited investor, maturing October 19, 2017, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price, extinguished pursuant to a Convertible Note Purchase and Assignment Agreement	-	145,000
Total	832,773	145,000
Less discount	(504,590)	(136,284)

Net	$328,183	$8,716

Effective April 19, 2017 the Company issued and delivered to JSJ Investments, Inc. a 12% convertible note payable to JSJ Investments, Inc. (“JSJ”) in the principal amount of $145,000. The note was issued at a discount, resulting in the receipt of $138,000. The Company could redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increased to 125%, plus accrued interest, until the 120th day from issuance. The note was due and payable on October 19, 2017 at a redemption price of 150% plus accrued interest. The holder of the note, at its option, could convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price cannot be less than a floor of $.03 per share of common stock. The note also contained penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance. Pursuant to a Convertible Note Purchase and Assignment Agreement dated October 16, 2017, Vista Capital Investments, LLC (“Vista”) purchased from JSJ the convertible note with a principal balance of $145,000 and $8,723 accrued interest payable. No gain or loss was recognized on this transaction.

Effective May 15, 2017, the Company issued and delivered to Eagle Equities LLC (“Eagle”)an 8% convertible redeemable note in the principal amount of $115,000. The note was issued at a discount, resulting in the receipt of $105,000. The Company could redeem the note at any time prior to 90 days from the issuance date at a redemption price of 125% plus accrued interest. The redemption price thereafter increased to 135%, plus accrued interest, until the 120th day from issuance and to 150%, plus accrued interest, until the 180th day from issuance. The note was due and payable on May 15, 2018. During the first 6 months the note is in effect, the holder of the note, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a fixed price of $0.03 per share. Beginning the 6 month anniversary of the note, the holder of the note, at its option, could convert the unpaid principal and accrued interest into shares of the Company’s Class A common stock a 40% discount from the average of the three lowest trading prices during the 25 days prior to conversion. The note also contained penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) after 180 days from issuance. Subsequently, Eagle converted $145,000 principal and $5,306 accrued interest payable into 21,950,098 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Effective May 16, 2017, the Company issued and delivered to Crown Bridge Partners, LLC (“Crown Bridge”) an 8% convertible redeemable note in the principal amount of $60,000. The note was issued at a discount, resulting in the receipt of $54,000. The note was due and payable on May 16, 2018. The other terms of the note were identical to the terms of the May 15, 2017 convertible redeemable note payable to Eagle described above. Subsequently, Crown Bridge converted $60,000 principal and $2,597 accrued interest payable into 10,733,108 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Effective May 24, 2017, the Company issued and delivered to GS Capital Partners, LLC (“GS”) an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the receipt of $158,000. The note is due and payable on May 24, 2018. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 118% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance and then to 133%, plus accrued interest, until the 180th day from issuance. The note cannot be prepaid after the 180th day after issuance. GS, at its option, could convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. Prior to the 180th day after issuance, the conversion price could not be less than a floor of $.03 per share of common stock. The note also contained penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock). The Company entered into an amendment of the note with GS Capital which extended the redemption period of the note by an additional 75 days, during which period the redemption premium would be 47%. Subsequently, GS converted $173,000 principal and $8,320 accrued interest payable into 49,811,490 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

In connection with an Equity Purchase Agreement dated June 12, 2017 (Note 12), the Company issued to Crown Bridge, as a commitment fee, an 8% convertible redeemable note in the principal amount of $80,000. The Company was entitled to redeem the note at a redemption price of 125% plus accrued interest during the first 90 days after issuance. The redemption price was to increase to 135% until the 120th day after issuance and then increase to 150% until the 180th day after issuance, after which the date the note could not be redeemed. If the note was not redeemed or the Company was otherwise in default, Crown Bridge could convert the unpaid balance into shares of the Company’s Class A common stock at a conversion price equal to the lesser of (i) the closing price of the Company’s Class A common stock on the issuance date of the note or (ii) 60% of the average of the three lowest trading prices during the 25-day period prior to the notice of conversion. Subsequently, Crown Bridge converted $80,000 principal and $3,610 accrued interest payable into 19,834,823 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Effective June 30, 2017, the Company issued and delivered to JSJ a second 12% convertible note payable to JSJ in the principal amount of $125,000. The note was issued at a discount, resulting in the receipt of $115,750 after payment of $3,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 30, 2018. JSJ, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading prices during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of March 30, 2018. The Company agreed with JSJ to use any proceeds from draws on our prospective equity line of credit or sale of assets to first repay the note issued to JSJ in April 2017 and second to repay the July 7, 2017 note. Subsequently, JSJ converted $125,000 principal and $8,765 accrued interest payable into 56,667,265 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Effective September 1, 2017, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 12% convertible note in the principal amount of $115,000. The Company received $105,000 of note proceeds after payment of $10,000 of fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 125% plus accrued interest. The redemption price thereafter increases to 135%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a price equal to the lesser of (i) the lowest trading price during the previous 25 trading day period ending on the latest complete trading day prior to the date of the note and (ii) 55% of the average of the two lowest trading prices for the Company’s common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of June 1, 2018. Subsequently, Auctus converted $115,000 principal and $7,618 accrued interest payable into 88,660,693 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Effective September 13, 2017, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $123,500. The Company received $112,500 of note proceeds after payment of $11,000 of fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 30 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases by an additional 5% each 30 days thereafter until the 180th day after issuance (at which date the note cannot thereafter be prepaid). Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a price equal to 61% of the average of the two lowest trading prices for the Company’s common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of June 20, 2018. Subsequently, Power Up converted $123,500 principal and $7,410 accrued interest payable into 57,906,878 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Pursuant to a Convertible Note Purchase and Assignment Agreement dated October 16, 2017 Vista Capital Investments, LLC (“Vista”) purchased from JSJ the April 19, 2017 convertible note with a principal balance of $145,000 and $8,723 accrued interest payable. The Company issued a replacement convertible note to Vista dated October 16, 2017 in the principal amount of $153,723, maturing on April 19, 2017. No gain or loss was recognized on this transaction. A one-time 12% interest charge of $18,447 and a penalty of $10,000 were also added to the note principal, resulting in total note principal of $182,170. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels. Vista, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion. The Company could prepay the note at a 45% redemption premium during the first 90 days after issuance. Subsequently, Vista converted $182,170 principal into 33,836,872 total shares of the Company’s Class A common stock, extinguishing in full the convertible note.

Effective November 13, 2017, the Company issued and delivered to Power Up a second 8% convertible note in the principal amount of $111,773. The note was issued at a discount, resulting in the Company’s receipt of $97,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The Company may prepay the note at a 18% redemption premium during the first 60 days after issuance, increasing to 25% after 120 days from issuance and 33% after 180 days from issuance. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of November 14, 2018. The note had a principal balance of $111,773 as of April 30, 2018.

Effective January 19, 2018, the Company issued and delivered to GS a second 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the Company’s receipt of $150,000 after payment of $8,000 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The note matures on January 23, 2019. The Company may redeem the note at redemption prices ranging from 118% to 133% during the first 180 days after issuance. The note had a principal balance of $173,000 as of April 30, 2018.

Effective February 16, 2018, the Company issued and delivered to Power Up a third convertible note in the principal amount of $83,000. The note bears interest at an annual rate of 12% and the Company received proceeds of $80,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option beginning August 15, 2018, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing to 25% after 30 days from issuance, 33% after 60 days from issuance, 35% after 90 days from issuance, 40% after 120 days from issuance and 45% after 150 days from issuance. After the expiration of 180 days after issuance, the Company has no right of prepayment. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of November 30, 2018. The note had a principal balance of $83,000 as of April 30, 2018.

Effective March 14, 2018, the Company issued and delivered to JSJ a third 12% convertible note payable to JSJ in the principal amount of $125,000. The note was issued at a discount, resulting in the Company’s receipt of $115,750 after payment of $3,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 14, 2019. JSJ, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading price during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of March 14, 2019. The note had a principal balance of $125,000 as of April 30, 2018.

Effective March 21, 2018, the Company issued and delivered to Auctus a second convertible note in the principal amount of $220,000 and bearing interest at 8%. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of March 21, 2019. The note had a principal balance of $220,000 as of April 30, 2018.

Effective March 21, 2018, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received $114,000 of note proceeds after payment of $6,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 130% of principal and accrued interest. The redemption price thereafter increases to 140% of principal and accrued interest, after 60 days until 120 days from the issuance date and 145% of principal and accrued interest after 120 days until the 180 days after issuance. One44, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the prior 20 trading days including the day the notice of conversion is received by the Company, with a floor of $0.03 per share until the 180th day after issuance. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of March 21, 2019. The note had a principal balance of $120,000 as of April 30, 2018.

Long-Term Convertible Notes Payable

Long-term convertible notes payable consist of the following at April 30, 2018:

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated October 19, 2017, maturing October 19, 2019	$183,580
Advance dated December 14, 2017, maturing December 14, 2019	123,200
Advance dated February 28, 2018, maturing February 28, 2020	54,520

Total	361,300

Less discount	258,932

Total	$102,368

The long-term convertible notes payable at April 30, 2018 are comprised of three advances under a long-term convertible note to Vista. Effective October 19, 2017, the Company issued and delivered to Vista a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $165,000 on such date and possible future advances). An original issue discount equal to 10% of each advance will be added to principal. The maturity date of advances under the convertible note is two years from the date of each advance. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels.

The initial advance was issued at a discount, resulting in the receipt of $160,000, net of legal fees paid of $5,000. The Company paid $65,000 of proceeds to JSJ as a prepayment penalty for the first JSJ note purchased by Vista. In addition, an original issue discount of $16,500 and a one-time 12% interest charge of $21,780 was added to the note principal at inception and a $10,000 penalty was added to note principal in December 2017, resulting in total principal of $213,280. Through April 30, 2018, Vista converted principal of $29,700 into 16,500,000 total Class A common shares, resulting in a principal balance of $183,580 as of April 30, 2018.

On December 14, 2017, the Company received proceeds of $100,000 from a second advance under the Vista long-term convertible note. An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the note principal, resulting in total principal of $123,200, which balance was outstanding as of April 30, 2018.

On February 28, 2018, the Company received proceeds of $232,500, net of legal fees paid of $2,500, from a third advance under the Vista long-term convertible note. An original issue discount of $23,500 and a one-time 12% interest charge of $31,020 was added to the note principal, resulting in total principal of $289,520. Through April 30, 2018, Vista converted principal of $235,000 into 144,739,169 total Class A common shares, resulting in a principal balance of $54,520 as of April 30, 2018.

As of April 30, 2018, total principal balance under the Vista long-term convertible note was $361,300 with a total debt discount of $258,932, resulting in a net balance of $102,368.

Accrued interest payable on convertible notes payable totaled $24,805 and $524 at April 30, 2018 and 2017, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10).

NOTE 9 – CONVERTIBLE PREFERRED STOCK

As of April 30, 2017, the Company had $137,500 face value of Armadillo Mining Corporation preferred stock issued in June 2011 to two unrelated parties, with accrued dividends payable of $350,539. The preferred stock carried a 25% cumulative dividend and had a mandatory redemption feature on December 31, 2011 at a price of $1.25 per share.

Effective June 19, 2017, the Company entered into agreements with the holders of the outstanding convertible preferred stock pursuant to which $137,500 principal, $359,957 accrued dividends payable and $5,614 derivative liabilities were extinguished through the issuance of a total of 24,750,000 shares of the Company’s Class A common stock, recognizing a gain on extinguishment of debt of $302,595.

In connection with the settlement of the preferred stock on June 19, 2017, the Company issued 11,250,000 shares of its Class A common stock to a non-related consultant. The shares were valued at $91,125, based on the closing market price of the stock on the date of issuance, and included in general and administrative expenses.

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2018, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the years ended April 30, 2018 and 2017, we had the following activity in our derivative liabilities:

		Convertible	Preferred
	Warrants	Notes	Stock	Total

Balance, April 30, 2016	$395,619	$-	$-	$395,619
New issuances of debt	-	208,782	-	208,782
Note conversions	-	(100,127)	-	(100,127)
Change in fair value of derivative liabilities	5,904,051	196,020	5,656	6,105,727

Balance, April 30, 2017	6,299,670	304,675	5,656	6,610,001
New issuances of debt	-	1,927,676	-	1,927,676
Debt conversions and warrant exercises	(1,906,006)	(1,024,983)	(5,614)	(2,936,603)
Change in fair value of derivative liabilities	(4,302,892)	(301,537)	(42)	(4,604,471)

Balance, April 30, 2018	$90,772	$905,831	$-	$996,603

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of April 30, 2018 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 1.47%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 139% to 147%

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

NOTE 12 – EQUITY PURCHASE AGREEMENT

On June 12, 2017, the Company entered into an Equity Purchase Agreement with Crown Bridge. Pursuant to the terms of the Equity Purchase Agreement, Crown Bridge committed to purchase up to $3,000,000 of our common stock for a period of up to 24 months commencing upon the effectiveness of a registration statement covering the resale of shares issuable to Crown Bridge under the Equity Purchase Agreement. The Equity Purchase Agreement allowed the Company to deliver a put notice to Crown Bridge stating the dollar amount of common stock that it intends to sell to Crown Bridge on the date specified in the put notice. The amount of each put notice is limited to a formula that is equal to the lesser of (i) $100,000 or (ii) 150% of the average dollar value of the trading volume of the Company’s stock, measured at the lowest price during the trading period, for the seven days prior to the purchase of shares by Crown Bridge. The purchase price of shares issued in respect of each put notice is 80% of the average of the three lowest trading prices in the seven trading days immediately preceding the date on which the Company exercises its put right.

On February 14, 2018, March 19, 2018 and April 2, 2018, the Company delivered put notices to Crown Bridge pursuant to the Equity Purchase Agreement. A total of 130,095,970 Class A common shares were issued to Crown Bridge for total net cash proceeds of $284,371. A fourth put notice, dated April 6, 2018, was delivered to Crown Bridge for 98,947,321 Class A common shares that has not yet been funded but which Crown Bridge has covenanted to fulfill. The Company’s right to deliver further put notices under the Equity Purchase Agreement was terminated on April 10, 2018, when the listing of our Class A common stock was moved to the OTC Pink.

NOTE 13 – STOCKHOLDERS’ DEFICIT

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

Stock Issuances

During the year ended April 30, 2018, the Company issued a total of 1,139,820,667 shares of its Class A common stock: 130,095,970 shares for cash of $284,371 pursuant to an Equity Purchase Agreement (Note 12); 62,846,918 shares for common stock payable of $307,978; 40,042,795 shares for services valued at $320,693; 440,000 shares valued at $4,400 in payment of accrued expenses of $44,000 resulting in a gain on extinguishment of debt of $39,600; 355,004,588 shares valued at $1,906,006 in the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006; 24,750,000 shares valued at $200,476 in the extinguishment of preferred stock of $137,500, accrued interest payable of $359,957 and derivative liabilities of $5,614 resulting in a gain on extinguishment of debt of $302,595; 16,000,000 shares valued at $124,800 in the extinguishment of a convertible note payable of $120,000 and accrued interest payable of $119,365 resulting in a gain on extinguishment of debt of $114,565; 10,000,000 shares valued at $110,000 pursuant to an Assignment and Assumption Agreement (Note 11) and 500,640,396 shares valued at $2,373,662 in conversion of convertible notes principal of $1,238,371, accrued interest payable of $43,687, derivative liabilities of $1,024,983, fees of $750 and loss on conversion of $65,871.

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

As further discussed in Note 6, on March 4, 2017, the Company entered into an agreement with Maple Resources, a related party, to acquire all of Maple Resource’s right, title and interest in plans (the “Rights”) to build a crude oil refinery in Pecos County, Texas. The Company issued 1,500,000,000 Class B common shares to Maple to acquire the rights. The shares were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

Stock Options

On March 7, 2012, the Company issued a total of 2,000,000 stock options exercisable at $0.35 per share for a period of ten years from the date of grant. Effective June 1, 2017, the holders of the options surrendered them to the Company and the options were cancelled.

The Company did not grant any stock options during the years ended April 30, 2018 and 2017.

A summary of stock option activity during the years ended April 30, 2018 and 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2016	2,000,000	$0.35	5.85

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, April 30, 2017	2,000,000	$0.35	4.85

Granted	-	-
Canceled / Expired	(2,000,000)	$0.35
Exercised	-	-

Outstanding, April 30, 2018	-	$-	-

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

A summary of warrant activity during the years ended April 30, 2018 and 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2016	11,522,170	$0.01	5.91

Granted	383,739,041	$0.01
Canceled / Expired	-	-
Exercised	-	-

Outstanding and exercisable, April 30, 2017	395,261,211	$0.01	4.91

Granted	30,689,567	$0.01
Canceled / Expired	(210,000)	$0.01
Exercised	(353,360,492)	$0.01

Outstanding and exercisable, April 30, 2018	72,380,286	$0.01	3.90

The warrant shares granted during the year ended April 30, 2018 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

The 353,359,992 warrant shares exercised were pursuant to the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006.

Common Stock Reserved

At April 30, 2018, 72,380,286 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants and 3,682,901,563 shares of the Company’s Class A common stock were reserved for convertible notes payable.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $10,800,000 as of April 30, 2018 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2038. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2018	2017
Deferred tax asset:
Net operating loss carryforward	$3,915,943	$3,373,482
Valuation allowance	(3,915,943)	(3,373,482)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2018	2017

Change in net operating loss benefit	$542,461	$217,716
Change in valuation allowance	(542,461)	(217,716)

Total	$-	$-

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

Completion of Land Purchase

As discussed in Note 6, on July 28, 2017, we acquired the 126 acre parcel of the land, which is the site for our planned Distillation Unit, and negotiations are underway with the seller of the property to acquire an additional 381 acre parcel, which is the site for the planned Large Refinery, at a price of $550 per acre, or approximately $210,000. We will be required to obtain additional financing to complete this purchase. We have not yet received any financing commitment for such purchase.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Effective May 1, 2018, the Company issued and delivered to Power Up a fourth 12% convertible note in the principal amount of $78,000. After deducting $3,000 of lender expenses, the financing provided $65,000 of net proceeds to us. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of February 15, 2019.

Effective July 10, 2018, the Company issued and delivered to Power Up a fifth 12% convertible note in the principal amount of $68,000. After deducting $3,000 of lender expenses, the financing provided $75,000 of net proceeds to us. The holder of the note, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by the holder into shares of common stock) on the maturity date of February 15, 2019.

Subsequent to April 30, 2018, the Company issued a total of 179,446,498 shares of its Class A common stock: 7,565,255 shares for compensation valued at $29,078 and a total of 171,881,243 shares in consideration for the conversion of note payable principal totaling $245,069 and accrued interest payable of $4,032.

