Form 10-Q
period 2018-07-31
MMEX Resources Corp
filed 2018-09-07
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55831

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 7, 2018 there were 2,602,022,596 shares of Class A common stock, $0.001 par value, issued and outstanding and 1,500,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2018

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2018 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2018	April 30, 2018
	(Unaudited)
Assets

Current assets:
Cash	$18,297	$304,173
Prepaid expenses and other current assets	2,500	5,000
Total current assets	20,797	309,173

Property and equipment, net	300,698	301,269
Deposit	900	900

Total assets	$322,395	$611,342

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$783,250	$708,072
Accrued expenses	273,236	240,404
Accrued expenses – related party	34,133	31,633
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at July 31, 2018 and April 30, 2018, respectively	75,000	75,000
Convertible notes payable, net of discount of $395,315 and $504,590 at July 31, 2018 and April 30, 2018, respectively	433,685	328,183
Derivative liabilities	882,135	996,603
Total current liabilities	2,556,440	2,454,896

Long-term liabilities:
Convertible note payable, net of discount of $119,885 and $258,932 at July 31, 2018 and April 30, 2018, respectively	88,119	102,368

Total liabilities	2,644,559	2,557,264

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 12,000,000,000 shares authorized, 2,442,726,284 and 2,127,436,835 shares issued and outstanding at July 31, 2018 and April 30, 2018, respectively	2,442,726	2,127,437
Class B: 2,000,000,000 shares authorized, 1,500,000,000 shares issued and outstanding at July 31, 2018 and April 30, 2018, respectively	1,500,000	1,500,000
Stock subscriptions receivable	(116,252)	-
Additional paid-in capital	29,892,555	29,494,058
Non-controlling interest	9,871	9,871
Accumulated (deficit)	(36,051,064)	(35,077,288)
Total stockholders’ deficit	(2,322,164)	(1,945,922)

Total liabilities and stockholders’ deficit	$322,395	$611,342

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2018	2017

Revenues	$-	$-

Operating expenses:
General and administrative expenses	400,248	338,130
Refinery start-up costs	161,832	333,111
Depreciation and amortization	571	290

Total operating expenses	562,651	671,531

Loss from operations	(562,651)	(671,531)

Other income (expense):
Interest expense	(406,997)	(294,608)
Gain (loss) on derivative liabilities	(2,876)	4,466,683
Gain (loss) on extinguishment of liabilities	(1,252)	475,587

Total other income (expense)	(411,125)	4,647,662

Income (loss) before income taxes	(973,776)	3,976,131
Provision for income taxes	-	-

Net income (loss)	(973,776)	3,976,131

Non-controlling interest in loss of consolidated subsidiaries	-	346

Net income (loss) attributable to the Company	$(973,776)	$3,976,477

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	2,283,246,011	1,324,731,007
Diluted	2,283,246,011	1,444,142,262

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to the Company	$(973,776)	$3,976,477
Non-controlling interest in loss of consolidated subsidiaries	-	(346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	571	290
Stock-based compensation	38,026	227,125
Loss (gain) on derivative liabilities	2,876	(4,466,683)
Loss (gain) on extinguishment of liabilities	1,252	(475,587)
Amortization of debt discount	381,617	177,036
Convertible note payable issued for commitment fee	-	80,000
Decrease in prepaid expenses	2,500	-
Increase in deposits	-	(900)
Increase in liabilities:
Accounts payable	75,178	112,772
Accrued expenses	43,380	37,562
Accrued expenses – related party	2,500	-
Net cash used in operating activities	(425,876)	(332,254)

Cash flows from investing activities:
Purchase of property and equipment	-	(75,457)
Net cash used in investing activities	-	(75,457)

Cash flows from financing activities:
Proceeds from convertible notes payable	140,000	398,750
Net cash provided by financing activities	140,000	398,750

Net decrease in cash	(285,876)	(8,961)
Cash at the beginning of the period	304,173	54,513

Cash at the end of the period	$18,297	$45,552

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	553,256	-
Common stock issued for accrued expenses	5,000	4,400
Common stock issued for stock subscriptions receivable	116,252	-
Derivative liabilities for debt discount	127,295	478,750
Common stock issued for common stock payable	-	307,978
Settlement of convertible preferred stock and accrued interest for common stock	-	200,476
Common stock and additional paid-in capital for derivative liabilities in cashless exercise of warrants	-	1,906,006
Settlement of convertible notes payable and accrued interest for common stock	-	124,800

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2018 (Unaudited)

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

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Refining & Transport, LLC	100%	Corporation	Texas	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isles	Subsidiary
Armadillo Mining Corp. (“AMC”)	98.6%	Corporation	British Virgin Isles	Subsidiary

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2018 filed with the SEC on July 23, 2018.

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

Derivative liabilities

In a series of subscription agreements, we have issued warrants in prior years that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the conversion feature of certain of our convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$882,135	$-	$-	$882,135

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share, therefore, basic net loss per share is the same as diluted net loss per share. For the three months ended July 31, 2017, diluted weighted average number of common shares outstanding included 958,421 common shares issuable for in-the-money warrants using the treasury stock method and 118,452,834 common shares issuable for convertible debt.

Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the three months ended July 31, 2018 and 2017, the Company did not record any share based compensation to employees.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820).” The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $36,051,064 and a total stockholders’ deficit of $2,322,164 at July 31, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses (see Note 7) to related parties totaled $34,133 and $31,633 as of July 31, 2018 and April 30, 2018, respectively.

During the three months ended July 31, 2018 and 2017, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $77,639 and $9,349, respectively. Amounts included in accounts payable due to Maple Resources totaled $0 and $5,583 as of July 31, 2018 and April 30, 2018, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2018	April 30, 2018

Office furniture and equipment	$13,863	$13,863
Computer equipment and software	10,962	10,962
Less accumulated depreciation and amortization	(8,883)	(8,312)
	15,942	16,513
Land and improvements	284,756	284,756

	$300,698	$301,269

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126 acre parcel is part of the 476 acre tract on which the Company intends to build a crude oil refinery (Note 6). The Company subsequently acquired certain easements related to the land parcel for $16,958 and, through July 31, 2018, incurred improvement costs totaling $200,710.

Depreciation and amortization expense totaled $571 and $290 for the three months ended July 31, 2018 and 2017, respectively.

NOTE 6 – REFINERY PROJECT

On March 4, 2017, we entered into an agreement with Maple Resources, a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a crude oil refinery in Pecos County, Texas (the “Refinery Transaction”). Pursuant to the Refinery Transaction, we agreed to acquire the Rights in exchange for the issuance of 1,500,000,000 Class B common shares. The 1,500,000,000 Class B common stock issued for the Rights were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

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

Completion of the Refinery Project will require substantial equity and debt financing and is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2018	April 30, 2018

Accrued payroll	$30,090	$30,090
Accrued consulting	18,000	5,000
Accrued consulting – related party	34,133	31,633
Accrued interest	162,605	142,773
Other	62,541	62,541

	$307,369	$272,037

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	July 31, 2018	April 30, 2018

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $40,259 and $38,384 at July 31, 2018 and April 30, 2018, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2018	April 30, 2018
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

Accrued interest payable on convertible notes payable, currently in default, totaled $88,804 and $85,991 at July 31, 2018 and April 30, 2018, respectively.

Current Convertible Notes Payable

Current convertible notes payable consist of the following at:

	July 31, 2018	April 30, 2018
Note payable to an accredited investor, maturing January 23, 2019, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	$135,000	$173,000
Note payable to an accredited investor, maturing November 30, 2018, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	83,000	83,000
Note payable to an accredited investor, maturing March 14, 2019, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	125,000	125,000
Note payable to an accredited investor, maturing March 21, 2019, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	220,000	220,000
Note payable to an accredited investor, maturing March 21, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	120,000	120,000
Note payable to an accredited investor, maturing February 15, 2019, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	78,000	-
Note payable to an accredited investor, maturing April 30, 2019, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	68,000	-
Note payable to an accredited investor, maturing November 13, 2018, with interest at 12%, converted in full into shares of Class A common stock	-	111,773
Total	829,000	832,773
Less discount	(395,315)	(504,590)

Net	$433,685	$328,183

Effective January 19, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the Company’s receipt of $150,000 after payment of $8,000 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The note matures on January 23, 2019. The Company may redeem the note at redemption prices ranging from 118% to 133% during the first 180 days after issuance. During the three months ended July 31, 2018, the note was partially converted into shares of the Company’s Class A common stock, resulting in a principal balance of $135,000 as of July 31, 2018.

Effective February 16, 2018, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $83,000. The Company received proceeds of $80,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option beginning August 15, 2018, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing to 25% after 30 days from issuance, 33% after 60 days from issuance, 35% after 90 days from issuance, 40% after 120 days from issuance and 45% after 150 days from issuance. After the expiration of 180 days after issuance, the Company has no right of prepayment. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of November 30, 2018. The note had a principal balance of $83,000 as of July 31, 2018.

Effective March 14, 2018, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The note was issued at a discount, resulting in the Company’s receipt of $115,750 after payment of $3,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 14, 2019. JSJ, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading price during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by JSJ into shares of common stock) on the maturity date of March 14, 2019. The note had a principal balance of $125,000 as of July 31, 2018.

Effective March 21, 2018, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) an 8% convertible note in the principal amount of $220,000. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $0.03 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by Auctus into shares of common stock) on the maturity date of March 21, 2019. The note had a principal balance of $220,000 as of July 31, 2018.

Effective March 21, 2018, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received $114,000 of note proceeds after payment of $6,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 130% of principal and accrued interest. The redemption price thereafter increases to 140% of principal and accrued interest, after 60 days until 120 days from the issuance date and 145% of principal and accrued interest after 120 days until the 180 days after issuance. One44, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the prior 20 trading days including the day the notice of conversion is received by the Company, with a floor of $0.03 per share until the 180th day after issuance. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by One44 into shares of common stock) on the maturity date of March 21, 2019. The note had a principal balance of $120,000 as of July 31, 2018.

Effective May 1, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $78,000. After deducting $3,000 of lender expenses, the Company received $65,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of February 15, 2019. The note had a principal balance of $78,000 as of July 31, 2018.

Effective July 10, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $68,000. After deducting $3,000 of lender expenses, the Company received $75,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of April 30, 2019. The note had a principal balance of $68,000 as of July 31, 2018.

Effective November 13, 2017, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $111,773. The note was issued at a discount, resulting in the Company’s receipt of $97,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. During the three months ended July 31, 2018, the note was converted in full into shares of the Company’s Class A common stock.

Long-Term Convertible Notes Payable

Long-term convertible notes payable consist of the following at:

	July 31, 2018	April 30, 2018

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated October 19, 2017, maturing October 19, 2019	$183,580	$183,580
Advance dated December 14, 2017, maturing December 14, 2019	24,424	123,200
Advance dated February 28, 2018, maturing February 28, 2020, converted in full into shares of Class A common stock	-	54,520

Total	208,004	361,300

Less discount	(119,885)	(258,932)

Total	$88,119	$102,368

The long-term convertible notes payable are comprised of advances under a long-term convertible note to Vista Capital Investments, LLC (“Vista”). Effective October 19, 2017, the Company issued and delivered to Vista a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $165,000 on such date and possible future advances). An original issue discount equal to 10% of each advance will be added to principal. The maturity date of advances under the convertible note is two years from the date of each advance. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels.

The initial advance was issued at a discount, resulting in the receipt of $160,000, net of legal fees paid of $5,000. The Company paid $65,000 of proceeds to JSJ as a prepayment penalty for a convertible promissory note purchased by Vista. In addition, an original issue discount of $16,500 and a one-time 12% interest charge of $21,780 was added to the note principal at inception and a $10,000 penalty was added to note principal in December 2017, resulting in total principal of $213,280. Vista has converted principal of $29,700 into Class A common shares of the Company, resulting in a principal balance of $183,580 as of July 31, 2018 and April 30, 2018.

On December 14, 2017, the Company received proceeds of $100,000 from a second advance under the Vista long-term convertible note. An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the note principal, resulting in total principal of $123,200, which balance was outstanding as of April 30, 2018. During the three months ended July 31, 2018, Vista converted principal of $98,776 into Class A common shares of the Company, resulting in a principal balance of $24,424 as of July 31, 2018.

On February 28, 2018, the Company received proceeds of $232,500, net of legal fees paid of $2,500, from a third advance under the Vista long-term convertible note. An original issue discount of $23,500 and a one-time 12% interest charge of $31,020 was added to the note principal, resulting in total principal of $289,520. Through April 30, 2018, Vista converted principal of $235,000 into Class A common shares of the Company, resulting in a principal balance of $54,520 as of April 30, 2018. During the three months ended July 31, 2018, Vista converted the remaining $54,520 principal into Class A common shares of the Company, extinguishing in full the note.

Accrued interest payable on convertible notes payable totaled $33,542 and $24,805 at July 31, 2018 and April 30, 2018, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 9).

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of July 31, 2018, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the three months ended July 31, 2018, we had the following activity in our derivative liabilities:

		Convertible
	Warrants	Notes	Total

Balance, April 30, 2018	$90,772	$905,831	$996,603
New issuances of debt	-	127,295	127,295
Debt conversions and warrant exercises	-	(244,639)	(244,639)
Change in fair value of derivative liabilities	24,187	(21,311)	2,876

Balance, July 31, 2018	$114,959	$767,176	$882,135

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of July 31, 2018 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 2.77%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 145% to 151%

These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 10 – EQUITY PURCHASE AGREEMENT

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

On February 14, 2018, March 19, 2018 and April 2, 2018, the Company delivered put notices to Crown Bridge pursuant to the Equity Purchase Agreement. A total of 130,095,970 Class A common shares were issued to Crown Bridge for total net cash proceeds of $284,371. A fourth put notice, dated April 6, 2018, was delivered to Crown Bridge for 98,947,321 Class A common shares, which shares were issued in July 2018. The fourth put notice was funded in September 2018 in the amount of $116,252, which amount has been recorded as a stock subscription receivable as of July 31, 2018.

The Company’s right to deliver further put notices under the Equity Purchase Agreement was terminated on April 10, 2018, when the listing of our Class A common stock was moved to the OTC Pink.

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

Stock Issuances

During the three months ended July 31, 2018, the Company issued a total of 315,289,449 shares of its Class A common stock: 9,962,202 shares for services valued at $38,026; 1,603,053 shares valued at $6,252 in payment of accrued expenses of $5,000 resulting in a loss on extinguishment of liabilities of $1,252; 204,776,873 shares valued at $553,256 in conversion of convertible notes principal of $303,069, accrued interest payable of $5,548 and derivative liabilities of $244,639; and 98,947,321 shares pursuant to Equity Purchase Agreement (Note 10) for stock subscription receivable of $116,252.

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

Warrants

The Company has issued warrants in prior years to investors in a series of subscription agreements in equity financings or for other stock-based compensation. Certain of the warrants contain anti-dilution provisions that the Company has identified as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes and considering the existence of a tainted equity environment (see Note 9).

A summary of warrant activity during the three months ended July 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2018	72,380,286	$0.01	3.90

Granted	10,531,615	$0.01
Canceled / Expired	-
Exercised	-

Outstanding, July 31, 2018	82,911,901	$0.01	4.64

The warrant shares granted during the three months ended July 31, 2018 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

Common Stock Reserved

At July 31, 2018, 82,911,901 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants and 3,858,038,889 shares of the Company’s Class A common stock were reserved for convertible notes payable.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Effective August 16, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $53,000. After deducting $3,000 of lender expenses, the Company received $50,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of May 30, 2019.

Subsequent to July 31, 2018, the Company issued a total of 159,296,312 shares of its Class A common stock: 675,676 shares for compensation valued at $2,162; a total of 4,540,541 shares for accrued expenses of $18,000; and a total of 154,080,095 shares in consideration for the conversion of note payable principal totaling $174,424 and accrued interest payable of $7,899.

On September 4, 2018, the Company received $116,252 proceeds from the stock subscriptions receivable related to the fourth put notice of the Crown Bridge Equity Purchase Agreement (Note 10).

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

The most significant focus of our current business plan is to build crude oil refining facilities in the Permian Basin in West Texas, which holds some of the largest tapped and untapped oil and gas reserves in the world. The Permian Basis is located principally in West Texas. While production in the Permian Basin in the past had been in decline, the development of hydraulic fracturing in shale zones reversed the trend, and the cost of developing oil and gas reserves from shale formations (the driver of recent US increases in production) is lower in the Permian Basin than in other areas of the US. For this reason, the activity in the Permian Basin has recently been expanding and drawing the interest of major oil and gas companies. We believe that the Permian Basin will be the major domestic producing region in the country for decades to come.

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

Based on our current design plans, we currently estimate that the aggregate cost of constructing the Distillation Unit with a 10,000 bpd capacity, inclusive of the RSD facility, would be approximately $69 million. According to a report the Company received from KP Engineering, the cost of a 50,000 bpd refinery is estimated to be approximately $500 million and the cost of a 100,000 bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed.

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

Through July 31, 2018, we have had no revenues and have reported continuing losses from operations.

Results of Operations

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $62,118 to $400,248 for the three months ended July 31, 2018 from $338,130 for the three months ended July 31, 2017. The increase is due to additional professional fees, travel and other expenses associated with securing debt financing and administrative activities of our refinery project

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $161,832 for the three months ended July 31, 2018, compared to $333,111 for the three months ended July 31, 2017. We decreased the level of development of our refinery during the current year quarter pending receipt of additional financing.

Depreciation and Amortization Expense

Depreciation and amortization expenses are not currently material to our operations. Depreciation and amortization expenses were $571 and $290 for the three months ended July 31, 2018 and 2017, respectively.

Other Income (Expense)

Our interest expense increased $112,389 to $406,997 for the three months ended July 31, 2018 from $294,608 for the three months ended July 31, 2017, due to interest accrued on new convertible debt during the current fiscal year, including amortization of debt discount.

We reported a loss on derivative liabilities of $2,876 for the three months ended July 31, 2018 and a gain on derivative liabilities of $4,466,683 for the three months ended July 31, 2017. The large gain on derivative liabilities in the first quarter of the prior fiscal year resulted primarily from the exercise of substantially all warrants. In a series of subscription agreements, we have issued warrants in prior years that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a loss on extinguishment of liabilities of $1,252 for the three months ended July 31, 2018 related to the issuance of our Class A common shares in payment of accrued expenses. We reported a gain on extinguishment of liabilities of $475,587 for the three months ended July 31, 2017 resulting primarily from the settlement and extinguishment of convertible notes payable, preferred stock and certain accounts payable and accrued expenses. Where shares of our Class A common stock are issued in extinguishment of liabilities, we record the value of the shares issued at the current market price, which at times may be significantly different than the book value of the debt, resulting in a gain or loss on extinguishment of liabilities.

Net Income (Loss)

As a result, we reported a net loss of $973,776 for the three months ended July 31, 2018, and primarily as a result of non-operating gains, net income of $3,976,131 for the three months ended July 31, 2017.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

We have little activity in our consolidated subsidiaries. Non-controlling interest in loss of consolidated subsidiaries was $0 and $346 for the three months ended July 31, 2018 and 2017, respectively.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $973,776 for the three months ended July 31, 2018 and net income attributable to the Company was $3,976,477 for the three months ended July 31, 2017.

Liquidity and Capital Resources

Working Capital

As of July 31, 2018, we had current assets of $20,797, including cash of $18,297, and current liabilities of $2,556,440, resulting in a working capital deficit of $2,535,643. Included in our current liabilities as of July 31, 2018 are derivative liabilities of $882,135, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2018 and 2017 were as follows:

	2018	2017

Cash, beginning of period	$304,173	$54,513
Net cash used in operating activities	(425,876)	(332,254)
Net cash used in investing activities	-	(75,457)
Net cash provided by financing activities	140,000	398,750

Cash, end of period	$18,297	$45,552

We used net cash of $425,876 in operating activities for the three months ended July 31, 2018 as a result of net loss attributable to the Company of $973,776, non-cash expenses totaling $424,342, decrease in prepaid expenses of $2,500, and increases in accounts payable of $75,178 and accrued expenses of $45,880.

By comparison, we used net cash of $332,254 in operating activities for the three months ended July 31, 2017 as a result of net income attributable to the Company of $3,976,477, non-cash expenses totaling $484,451 and increases in accounts payable of $112,772 and accrued expenses of $37,562, offset by non-controlling interest in net loss of consolidated subsidiaries of $346, non-cash gains totaling $4,942,270 and increase in deposits of $900.

We had no net cash provided by or used in investing activities for the three months ended July 31, 2018. Net cash used in investing activities for the three months ended July 31, 2017 was $75,457, comprised of purchase of property and equipment.

We had net cash provided by financing activities of $140,000 and $398,750 for the three months ended July 31, 2018 and 2017, respectively, comprised of proceeds from convertible notes payable.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $36,051,064 and a total stockholders’ deficit of $2,322,164 at July 31, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time.

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

During the three months ended July 31, 2018, we issued an aggregate of $146,000 principal amount from two convertible notes from Power Up Lending Group Ltd (“Power Up”) resulting in total net proceeds to us of $140,000. The notes are due and payable in February and April 2019 and bear interest at 12% per annum. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the notes into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date.

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

On February 14, 2018, March 19, 2018 and April 2, 2018, the Company delivered put notices to Crown Bridge pursuant to the Equity Purchase Agreement. A total of 130,095,970 Class A common shares were issued to Crown Bridge for total net cash proceeds of $284,371. A fourth put notice, dated April 6, 2018, was delivered to Crown Bridge for 98,947,321 Class A common shares, which shares were issued in July 2018. The fourth put notice was funded on September 4, 2018 in the amount of $116,252, which amount has been recorded as a stock subscription receivable as of July 31, 2018.

The Company’s right to deliver further put notices under the Equity Purchase Agreement was terminated on April 10, 2018, when the listing of our Class A common stock was moved to the OTC Pink.

Effective August 16, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $53,000. After deducting $3,000 of lender expenses, the Company received $50,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of May 30, 2019.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2018 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended July 31, 2018. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, we issued warrants in prior years that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the conversion feature of certain convertible notes payable as a derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivatives based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$882,135	$-	$-	$882,135

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of July 31, 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of July 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	As of July 31, 2018, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2018, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2018, the Company issued a total of 315,289,449 shares of its Class A common stock: 9,962,202 shares for services valued at $38,026; 1,603,053 shares valued at $6,252 in payment of accrued expenses of $5,000 resulting in a loss on extinguishment of liabilities of $1,252; 204,776,873 shares valued at $553,256 in conversion of convertible notes principal of $303,069, accrued interest payable of $5,548 and derivative liabilities of $244,639; and 98,947,321 shares pursuant to Equity Purchase Agreement for stock subscription receivable of $116,252.

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

MMEX Resources Corporation

Dated: September 7, 2018	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

