Form 10-Q
period 2018-10-31
MMEX Resources Corp
filed 2018-12-14
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 14, 2018, there were 30,804,033 shares of Class A common stock, $0.001 par value, issued and outstanding and 15,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED OCTOBER 31, 2018

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2018	April 30, 2018
	(Unaudited)
Assets

Current assets:
Cash	$306,036	$304,173
Prepaid expenses and other current assets	-	5,000
Total current assets	306,036	309,173

Property and equipment, net	531,663	301,269
Deposit	900	900

Total assets	$838,599	$611,342

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$979,560	$708,072
Accrued expenses	252,105	240,404
Accrued expenses – related party	31,633	31,633
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at October 31, 2018 and April 30, 2018, respectively	75,000	75,000
Convertible notes payable, net of discount of $747,040 and $504,590 at October 31, 2018 and April 30, 2018, respectively	530,954	328,183
Derivative liabilities	1,335,860	996,603
Total current liabilities	3,280,113	2,454,896

Long-term liabilities:
Convertible note payable, net of discount of $276,150 and $258,932 at October 31, 2018 and April 30, 2018, respectively	93,450	102,368

Total liabilities	3,373,563	2,557,264

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 12,000,000,000 shares authorized, 29,607,693 and 21,274,369 shares issued and outstanding at October 31, 2018 and April 30, 2018, respectively	29,607	21,274
Class B: 2,000,000,000 shares authorized, 15,000,000 shares issued and outstanding at October 31, 2018 and April 30, 2018, respectively	15,000	15,000
Additional paid-in capital	34,606,311	33,085,221
Non-controlling interest	9,871	9,871
Accumulated (deficit)	(37,195,753)	(35,077,288)
Total stockholders’ deficit	(2,534,964)	(1,945,922)

Total liabilities and stockholders’ deficit	$838,599	$611,342

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	349,283	132,581	749,531	470,711
Refinery start-up costs	154,813	165,420	316,645	498,531
Depreciation and amortization	573	417	1,144	707

Total operating expenses	504,669	298,418	1,067,320	969,949

Loss from operations	(504,669)	(298,418)	(1,067,320)	(969,949)

Other income (expense):
Interest expense	(648,113)	(431,793)	(1,055,110)	(726,401)
Gain (loss) on derivative liabilities	7,787	(514,129)	4,911	3,952,554
Gain on extinguishment of liabilities	10,168	-	8,916	475,587
Loss on conversion of debt	(9,862)	-	(9,862)	-
Gain on assignment and assumption agreement	-	1,090,271	-	1,090,271

Total other income (expense)	(640,020)	144,349	(1,051,145)	4,792,011

Income (loss) before income taxes	(1,144,689)	(154,069)	(2,118,465)	3,822,062
Provision for income taxes	-	-	-	-

Net income (loss)	(1,144,689)	(154,069)	(2,118,465)	3,822,062

Non-controlling interest in (income) loss of consolidated subsidiaries	-	(651,005)	-	(650,659)

Net income (loss) attributable to the Company	$(1,144,689)	$(805,074)	$(2,118,465)	$3,171,403

Net income (loss) per common share: - basic and diluted
Basic	$(0.04)	$(0.05)	$(0.09)	$0.23
Diluted	$(0.04)	$(0.05)	$(0.09)	$0.22

Weighted average number of common shares outstanding:
Basic	26,928,849	14,689,370	24,880,654	13,968,340
Diluted	26,928,849	14,689,370	24,880,654	14,671,616

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to the Company	$(2,118,465)	$3,171,403
Non-controlling interest in loss of consolidated subsidiaries	-	650,659
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,144	707
Interest expense added to convertible note principal	39,600	38,247
Stock-based compensation	62,058	227,125
Loss (gain) on derivative liabilities	(4,911)	(3,952,554)
Gain on assignment and assumption agreement	-	(1,090,271)
Gain on extinguishment of liabilities	(8,916)	(475,587)
Loss on conversion of debt	9,862	-
Amortization of debt discount	808,963	475,143
Convertible note payable issued for commitment fee	-	80,000
Decrease in prepaid expenses	5,000	-
Increase in deposits	-	(900)
Increase in liabilities:
Accounts payable	271,488	135,039
Accrued expenses	60,136	67,433
Net cash used in operating activities	(874,041)	(673,556)

Cash flows from investing activities:
Purchase of property and equipment	(231,538)	(101,910)
Net cash used in investing activities	(231,538)	(101,910)

Cash flows from financing activities:
Proceeds from convertible notes payable	1,194,190	771,250
Proceeds from stock subscriptions receivable	116,252	-
Repayments of convertible notes payable	(203,000)	-
Net cash provided by financing activities	1,107,442	771,250

Net increase (decrease) in cash	1,863	(4,216)
Cash at the beginning of the period	304,173	54,513
Cash at the end of the period	$306,036	$50,297

Supplemental disclosure:
Interest paid	$104,990	$-
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	1,232,180	-
Common stock issued for accrued expenses	5,000	4,400
Settlement of derivative liability	103,319	-
Derivative liabilities for debt discount	953,821	1,043,220
Common stock issued for common stock payable	-	307,978
Settlement of convertible preferred stock and accrued interest for common stock	-	200,476
Common stock and additional paid-in capital for derivative liabilities in cashless exercise of warrants	-	1,906,006
Settlement of convertible notes payable and accrued interest for common stock	-	124,800
Accrued interest payable added to convertible note principal	-	8,723

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2018

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,335,860	$-	$-	$1,335,860

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended October 31, 2018 and 2017 and the six months ended October 31, 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share, therefore, basic net loss per share is the same as diluted net loss per share. For the six months ended October 31, 2017, diluted weighted average number of common shares outstanding included 6,357 common shares issuable for in-the-money warrants using the treasury stock method and 696,919 common shares issuable for convertible debt.

Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the six months ended October 31, 2018 and 2017, the Company recorded share-based compensation to employees of $6,921 and $0, respectively.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $37,195,753 and a total stockholders’ deficit of $2,534,964 at October 31, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses (see Note 7) to related parties totaled $31,633 as of October 31, 2018 and April 30, 2018.

During the three months ended October 31, 2018 and 2017, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $87,540 and $24,655, respectively. During the six months ended October 31, 2018 and 2017, we incurred consulting fees and expense reimbursements to Maple Resources totaling $165,180 and $34,005, respectively. Amounts included in accounts payable due to Maple Resources totaled $0 and $5,583 as of October 31, 2018 and April 30, 2018, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2018	April 30, 2018

Office furniture and equipment	$13,863	$13,863
Computer equipment and software	10,962	10,962
Less accumulated depreciation and amortization	(9,456)	(8,312)
	15,369	16,513
Land and improvements	516,294	284,756

	$531,663	$301,269

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126 acre parcel is part of the 476 acre tract on which the Company intends to build a crude oil refinery (Note 6). The Company subsequently acquired certain easements related to the land parcel for $16,958 and, through October 31, 2018, incurred improvement costs totaling $432,248.

Depreciation and amortization expense totaled $573 and $417 for the three months ended October 31, 2018 and 2017, respectively, and $1,144 and $707 for the six months ended October 31, 2018 and 2017, respectively.

NOTE 6 – REFINERY PROJECT

On March 4, 2017, we entered into an agreement with Maple Resources, a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a crude oil refinery in Pecos County, Texas (the “Refinery Transaction”). Pursuant to the Refinery Transaction, we agreed to acquire the Rights in exchange for the issuance of 15,000,000 Class B common shares. The 15,000,000 Class B common stock issued for the Rights were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

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

Completion of the Refinery Project will require substantial equity and debt financing and is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2018	April 30, 2018

Accrued payroll	$30,090	$30,090
Accrued consulting	7,000	5,000
Accrued consulting – related party	31,633	31,633
Accrued interest	152,474	142,773
Other	62,541	62,541

	$283,738	$272,037

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	October 31, 2018	April 30, 2018

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $42,134 and $38,384 at October 31, 2018 and April 30, 2018, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2018	April 30, 2018
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

Accrued interest payable on convertible notes payable, currently in default, totaled $91,616 and $85,991 at October 31, 2018 and April 30, 2018, respectively.

Current Convertible Notes Payable

Current convertible notes payable consist of the following at:

	October 31, 2018	April 30, 2018
Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price. Advance dated October 19, 2017, maturing October 19, 2019	$91,080	$-
Note payable to an accredited investor, maturing March 21, 2019, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	190,914	220,000
Note payable to an accredited investor, maturing March 21, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	95,000	120,000
Note payable to an accredited investor, maturing April 30, 2019, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	68,000	-
Note payable to an accredited investor, maturing May 30, 2019, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	53,000	-

Note payable to an accredited investor, maturing September 13, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	110,000	-
Note payable to an accredited investor, maturing September 18, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	70,000	-
Original issue discount convertible debenture to an accredited investor, maturing October 5, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	600,000	-
Note payable to an accredited investor, maturing March 14, 2019, with interest at 12%, paid in full in September 2018	-	125,000
Note payable to an accredited investor, maturing November 30, 2018, with interest at 12%, converted in full into shares of Class A common stock	-	83,000
Note payable to an accredited investor, maturing January 23, 2019, with interest at 8%, converted in full into shares of Class A common stock	-	173,000
Note payable to an accredited investor, maturing November 13, 2018, with interest at 12%, converted in full into shares of Class A common stock	-	111,773
Total	1,277,994	832,773
Less discount	(747,040)	(504,590)

Net	$530,954	$328,183

Effective October 19, 2017, the Company issued and delivered to Vista Capital Investments, LLC (“Vista”) a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $165,000 on such date and two other advances that have been converted in full into shares of Class A common stock). An original issue discount equal to 10% of each advance and a one-time interest charge of 12% were added to the principal. The maturity date of advances under the convertible note is two years from the date of each advance. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels. The initial advance was issued at a discount, resulting in the receipt of $160,000, net of legal fees paid of $5,000. In addition, an original issue discount of $16,500 and a one-time 12% interest charge of $21,780 was added to the note principal at inception and a $10,000 penalty was added to note principal in December 2017, resulting in total principal of $213,280. Vista has converted principal of $92,500 into Class A common shares of the Company, resulting in a principal balance of $91,080 as of October 31, 2018 and had converted principal of $29,700 into Class A common shares of the Company, resulting a principal balance of $183,580 as of April 30, 2018.

Effective March 21, 2018, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) an 8% convertible note in the principal amount of $220,000. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by Auctus into shares of common stock) on the maturity date of March 21, 2019. During the three months ended October 31, 2018, Auctus converted principal of $29,086 into Class A common shares of the Company, resulting in a principal balance of $190,914 as of October 31, 2018.

Effective March 21, 2018, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received $114,000 of note proceeds after payment of $6,000 of the fees and expenses of the lender and its counsel. The convertible note was purchased from One44 by GS Capital Partners, LLC (“GS”) on September 18, 2018. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 130% of principal and accrued interest. The redemption price thereafter increases to 140% of principal and accrued interest, after 60 days until 120 days from the issuance date and 145% of principal and accrued interest after 120 days until the 180 days after issuance. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the prior 20 trading days including the day the notice of conversion is received by the Company, with a floor of $0.03 per share until the 180th day after issuance. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by GS into shares of common stock) on the maturity date of March 21, 2019. During the three months ended October 31, 2018, GS converted principal of $25,000 into Class A common shares of the Company, resulting in a principal balance of $95,000 as of October 31, 2018.

Effective July 10, 2018, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $68,000. After deducting $3,000 of lender expenses, the Company received $75,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of April 30, 2019. The note had a principal balance of $68,000 as of October 31, 2018. Subsequent to October 31, 2018, the note was assigned to another lender.

Effective August 16, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $53,000. After deducting $3,000 of lender expenses, the Company received $50,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of April 30, 2019. The note had a principal balance of $53,000 as of October 31, 2018. Subsequent to October 31, 2018, the note was assigned to another lender.

Effective September 13, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 13, 2019. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of October 31, 2018.

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The note matures on September 13, 2019. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of October 31, 2018.

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The debenture matures on October 5, 2019. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. The debenture had a principal balance of $600,000 as of October 31, 2018. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, have pledged their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company.

Effective March 14, 2018, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The note was issued at a discount, resulting in the Company’s receipt of $115,750 after payment of $3,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 14, 2019. JSJ, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading price during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by JSJ into shares of common stock) on the maturity date of March 14, 2019. The note was paid in full in September 2018.

Effective February 16, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $83,000. The Company received proceeds of $80,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option beginning August 15, 2018, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing to 25% after 30 days from issuance, 33% after 60 days from issuance, 35% after 90 days from issuance, 40% after 120 days from issuance and 45% after 150 days from issuance. After the expiration of 180 days after issuance, the Company has no right of prepayment. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of November 30, 2018. During the three months ended October 31, 2018, the note was converted in full into shares of the Company’s Class A common stock.

Effective January 19, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the Company’s receipt of $150,000 after payment of $8,000 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The note matures on January 23, 2019. The Company may redeem the note at redemption prices ranging from 118% to 133% during the first 180 days after issuance. During the six months ended October 31, 2018, the note was converted in full into shares of the Company’s Class A common stock.

Effective May 1, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $78,000. After deducting $3,000 of lender expenses, the Company received $65,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30 day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of February 15, 2019. The note was paid in full in October 2018.

Effective November 13, 2017, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $111,773. The note was issued at a discount, resulting in the Company’s receipt of $97,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. During the six months ended October 31, 2018, the note was converted in full into shares of the Company’s Class A common stock.

Long-Term Convertible Notes Payable

Long-term convertible notes payable consist of the following at:

	October 31, 2018	April 30, 2018

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated September 13, 2018, maturing September 13, 2020	$123,200	$-
Advance dated October 16, 2018, maturing October 16, 2020	246,400	-

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated October 19, 2017, maturing October 19, 2019	91,080	183,580
Advance dated December 14, 2017, maturing December 14, 2019, converted in full into shares of Class A common stock	-	123,200
Advance dated February 28, 2018, maturing February 28, 2020, converted in full into shares of Class A common stock	-	54,520

Total	460,680	361,300

Less October 19, 2017 advanced recorded as current	(91,080)	-

Long-term debt	369,600

Less discount	(276,150)	(258,932)

Total	$93,450	$102,368

The long-term convertible notes payable are comprised of advances under two long-term convertible notes to Vista.

Effective September 13, 2018, the Company issued and delivered to Vista a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $100,000 on such date and possible future advances). An original issue discount equal to 10% of each advance will be added to principal. The maturity date of advances under the convertible note is two years from the date of each advance. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels.

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the note principal at inception, resulting in total principal of $123,200, which balance was outstanding as of October 31, 2018.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $123,200, which balance was outstanding as of October 31, 2018.

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

The initial advance was issued at a discount, resulting in the receipt of $160,000, net of legal fees paid of $5,000. See the discussion above under Current Convertible Notes Payable.

On December 14, 2017, the Company received proceeds of $100,000 from a second advance under the Vista long-term convertible note. An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the note principal, resulting in total principal of $123,200, which balance was outstanding as of April 30, 2018. During the six months ended October 31, 2018, Vista converted principal of $123,200 into Class A common shares of the Company, extinguishing in full the note.

On February 28, 2018, the Company received proceeds of $232,500, net of legal fees paid of $2,500, from a third advance under the Vista long-term convertible note. An original issue discount of $23,500 and a one-time 12% interest charge of $31,020 was added to the note principal, resulting in total principal of $289,520. Through April 30, 2018, Vista converted principal of $235,000 into Class A common shares of the Company, resulting in a principal balance of $54,520 as of April 30, 2018. During the six months ended October 31, 2018, Vista converted the remaining $54,520 principal into Class A common shares of the Company, extinguishing in full the note.

Accrued interest payable on convertible notes payable totaled $18,724 and $24,805 at October 31, 2018 and April 30, 2018, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 9).

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of October 31, 2018, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the six months ended October 31, 2018, we had the following activity in our derivative liabilities:

		Convertible
	Warrants	Notes	Total

Balance, April 30, 2018	$90,772	$905,831	$996,603
New issuances of debt	-	953,821	953,821
Debt conversions and warrant exercises	-	(609,653)	(609,653)
Change in fair value of derivative liabilities	(14,046)	9,135	(4,911)

Balance, October 31, 2018	$76,726	$1,259,134	$1,335,860

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of October 31, 2018 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 2.59%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 149% to 158%

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

On February 14, 2018, March 19, 2018 and April 2, 2018, the Company delivered put notices to Crown Bridge pursuant to the Equity Purchase Agreement. A total of 130,095,970 Class A common shares were issued to Crown Bridge for total net cash proceeds of $284,371. A fourth put notice, dated April 6, 2018, was delivered to Crown Bridge for 98,947,321 Class A common shares, which shares were issued in July 2018. The fourth put notice was funded in September 2018 in the amount of $116,252.

The Company’s right to deliver further put notices under the Equity Purchase Agreement was terminated on April 10, 2018, when the listing of our Class A common stock was moved to the OTC Pink.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company currently has authorized 12,010,000,000 shares consisting of 10,000,000,000 shares of Class A common stock, 2,000,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock. No shares of preferred stock have been issued.

On September 14, 2018, the Company amended its articles of incorporation to provide for a 1 for 100 reverse stock split of our Class A and Class B common shares. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving an amendment to Article IV of the Amended and Restated Articles of Incorporation of the Company. The amendment was also approved by the Company’s Board of Directors and declared effective by FINRA on November 15, 2018. The Company has given retroactive effect to the reverse stock split for all periods presented.

Stock Issuances

During the six months ended October, 2018, the Company issued a total of 8,333,325 shares of its Class A common stock: 219,403 shares for services valued at $61,558; 16,031 shares valued at $6,252 in payment of accrued expenses of $5,000 resulting in a loss on extinguishment of liabilities of $1,252; 7,108,418 shares valued at $1,335,079 in conversion of convertible notes principal of $692,079, accrued interest payable of $33,267, derivative liabilities of $609,653 and payment of fees of $500; and 989,473 shares pursuant to Equity Purchase Agreement (Note 10) for stock subscription receivable of $116,252.

During the six months ended October 31, 2017, the Company issued a total of 48,665 shares of its Class A common stock: 6,285 shares for common stock payable of $307,978; 2,925 shares for services valued at $337,125; 44 shares valued at $4,400 in payment of accrued expenses of $44,000 resulting in a gain on extinguishment of debt of $39,600; 35,336 shares in the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006; 2,475 shares valued at $200,476 in the extinguishment of preferred stock of $137,500, accrued interest payable of $359,957 and derivative liabilities of $5,614 resulting in a gain on extinguishment of debt of $302,595 and 1,600 shares valued at $124,800 in the extinguishment of a convertible note payable of $120,000 and accrued interest payable of $119,365 resulting in a gain on extinguishment of debt of $114,565.

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

A summary of warrant activity during the nine months ended October 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2018	723,803	$1.00	3.90

Granted	278,359	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, October 31, 2018	1,002,162	$1.00	3.40

The warrant shares granted during the six months ended October 31, 2018 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

Common Stock Reserved

At October 31, 2018, 1,002,162 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants and 3,875,331,377 shares of the Company’s Class A common stock were reserved for convertible notes payable.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Effective November 15, 2018, the Financial Industry Regulatory Authority, Inc. (“FINRA”) approved the Company’s 1 for 100 reverse stock split of its Class A and Class B common shares.

Subsequent to October 31, 2018, the Company issued a total of 1,196,340 shares of its Class A common stock: 96,340 shares for compensation valued at $14,000 and 1,100,000 shares in consideration for the conversion of note payable principal totaling $40,151 and accrued interest payable of $3,004.

As a condition for entering into the October 9, 2018 GS convertible debenture, GS required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the GS pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 1,000,000 of Class A Shares and 1,000,000 of the Class B Shares at $0.08 per share.

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

The most significant focus of our current business plan is to build crude oil refining facilities in the Permian Basin in West Texas, which holds some of the largest tapped and untapped oil and gas reserves in the world. The Permian Basis is located principally in West Texas. While production in the Permian Basin in the past had been in decline, the development of hydraulic fracturing in shale zones reversed the trend, and the cost of developing oil and gas reserves from shale formations (the driver of recent US increases in production) is lower in the Permian Basin than in other areas of the US. For this reason, the activity in the Permian Basin has recently been expanding and drawing the interest of major oil and gas companies. The Permian’s Delaware Basin (MMEX refinery site is located in the SE segment of the Delaware Basin) is estimated to hold 46.3 billion barrels of crude, which is more than two times the amount of crude as the Permian’s Midland Basin. The Delaware Basin is the less drilled portion of the Permian oil field and signals that the Permian has an abundance of potential crude oil supply. We believe that the Permian Basin will be the major domestic producing region in the country for decades to come.

As reported in the general press, the U.S. has become a net oil exporter as of last week. “Energy Independence” has been reached by the U.S. for the first time in 75 years.

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

Based on our updated design plans along with the increased costs in steel, cement and per diem employment costs, we currently estimate that the aggregate cost of constructing the Distillation Unit with a 10,000 bpd capacity, would be approximately $88 million. According to a report the Company received from KP Engineering, the cost of a 50,000 bpd refinery is estimated to be approximately $500 million and the cost of a 100,000 bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed.

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

Through October 31, 2018, we have had no revenues and have reported continuing losses from operations.

Results of Operations

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $216,702 to $349,283 for the three months ended October 31, 2018 from $132,581 for the three months ended October 31, 2017 and increased $278,820 to $749,531 for the six months ended October 31, 2018 from $470,711 for the six months ended October 31, 2017. These increases are due to additional professional fees, salary, travel and other expenses associated with securing debt financing and administrative activities of our refinery project

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $154,813 for the three months ended October 31, 2018, compared to $165,420 for the three months ended October 31, 2017 and totaled $316,645 for the six months ended October 31, 2018, compared to $498,531 for the six months ended October 31, 2017. The levels of spending on the development of our refinery will vary from period to period based on availability of financing.

Depreciation and Amortization Expense

Depreciation and amortization expenses are not currently material to our operations. Depreciation and amortization expenses were $573 and $417 for the three months ended October 31, 2018 and 2017, respectively, and $1,144 and $707 for the six months ended October 31, 2018 and 2017, respectively.

Other Income (Expense)

Our interest expense increased $216,320 to $648,113 for the three months ended October 31, 2018 from $431,793 for the three months ended October 31, 2017 and increased $328,709 to $1,055,110 for the six months ended October 31, 2018 from $726,401 for the six months ended October 31, 2017. These increases are due to interest accrued on new convertible debt during the current fiscal year, including amortization of debt discount, and prepayment penalties on the retirement of certain convertible notes payable.

We reported a gain on derivative liabilities of $7,787 for the three months ended October 31, 2018 and a loss on derivative liabilities of $514,129 for the three months ended October 31, 2017. We reported a gain on derivative liabilities of $4,911 for the six months ended October 31, 2018 and a gain on derivative liabilities of $3,952,554 for the six months ended October 31, 2017. The large gain on derivative liabilities in the first six months of the prior fiscal year resulted primarily from the exercise of substantially all warrants. In a series of subscription agreements, we have issued warrants in prior years that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on extinguishment of liabilities of $10,168 for the three months ended October 31, 2018 and $8,916 for the six months ended October 31, 2018 related to the issuance of our Class A common shares in payment of accrued expenses. Where shares of our Class A common stock are issued in extinguishment of liabilities, we record the value of the shares issued at the current market price, which at times may differ from the book value of the debt, resulting in a gain or loss on extinguishment of liabilities. We reported a gain on extinguishment of liabilities of $475,587 for the six months ended October 31, 2017.

We reported a loss on conversion of debt of $9,862 for the three months and six months ended October 31, 2018 related to the conversion of convertible notes payable to shares of our Class A common stock. We reported no gain or loss on conversion of debt for the three months and six months ended October 31, 2017.

We reported a gain on assignment and assumption agreement of $1,090,271 for the three months and six months ended October 31, 2017. On September 18, 2017, the Company, the members of LatAm and William B. Short (“Short”), an unrelated individual, entered into an Assignment and Assumption Agreement pursuant to which Short acquired the member interests in LatAm, thereby acquiring all the assets and assuming all the liabilities of MCCH, MCC and CC. Short agreed to assume all liabilities and hold the Company harmless from any and all liabilities (contingent or otherwise). In consideration therefor, the Company issued Short 100,000 shares of its Class A common stock, valued at $110,000, or $0.011 per share, equal to the market value of the stock on the date of the agreement, which amount was recorded as a reduction of the gain on assignment and assumption agreement.

Net Income (Loss)

As a result, we reported a net loss of $1,144,689 for the three months ended October 31, 2018, a net loss of $154,069 for the three months ended October 31, 2017 and a net loss of $2,118,465 for the six months ended October 31, 2018. We reported net income of $3,822,062 for the six months ended October 31, 2017 primarily as a result of non-operating gains.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Currently, we have little activity in our consolidated subsidiaries. Non-controlling interest in income of consolidated subsidiaries was $0 for the three months and six months ended October 31, 2018 and $651,005 and $650,659 for the three months and six months ended October 31, 2017, respectively.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $1,144,689 for the three months ended October 31, 2018, $805,074 for the three months ended October 31, 2017 and $2,118,465 for the six months ended October 31, 2019. Net income attributable to the Company was $3,171,403 for the six months ended October 31, 2017.

Liquidity and Capital Resources

Working Capital

As of October 31, 2018, we had current assets of $306,036, comprised of cash, and current liabilities of $3,280,113, resulting in a working capital deficit of $2,974,077. Included in our current liabilities as of October 31, 2018 are derivative liabilities of $1,335,860, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the six months ended October 31, 2018 and 2017 were as follows:

	2018	2017

Cash, beginning of period	$304,173	$54,513
Net cash used in operating activities	(874,041)	(673,556)
Net cash used in investing activities	(231,538)	(101,910)
Net cash provided by financing activities	1,107,442	771,250

Cash, end of period	$306,036	$50,297

We used net cash of $874,041 in operating activities for the six months ended October 31, 2018 as a result of net loss attributable to the Company of $2,118,465 and non-cash gains totaling $13,827, partially offset by non-cash expenses totaling $921,627, decrease in prepaid expenses of $5,000, and increases in accounts payable of $271,488 and accrued expenses of $60,136.

By comparison, we used net cash of $673,556 in operating activities for the six months ended October 31, 2017 as a result of net income attributable to the Company of $3,171,403, non-controlling interest in income of consolidated subsidiaries of $650,659, non-cash expenses totaling $821,222 and increases in accounts payable of $135,039 and accrued expenses of $67,433, offset by non-cash gains totaling $5,518,412 and increase in deposits of $900.

Net cash used in investing activities for the six months ended October 31, 2018 and 2017 was $231,538 and $101,910, respectively, comprised of the purchase of property and equipment.

Net cash provided by financing activities for the six months ended October 31, 2018 was $1,107,442, comprised of proceeds from convertible notes payable of $1,194,190 and proceeds from stock subscription receivable of $116,252, partially offset by repayments of convertible notes payable of $203,000. We had net cash provided by financing activities of $771,250 for the six months ended October 31, 2017, comprised of proceeds from convertible notes payable.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $37,195,753 and a total stockholders’ deficit of $2,534,964 at October 31, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

During the six months ended October 31, 2018, we issued an aggregate of $1,202,600 principal amount from two convertible notes payable to Power Up Lending Group Ltd (“Power Up”), three convertible notes payable to GS Capital Partners, LLC (“GS”), and two advances from a convertible promissory note payable to Vista Capital Investments, LLC (“Vista”) resulting in total net proceeds to us of $1,194,190.

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

On February 14, 2018, March 19, 2018 and April 2, 2018, the Company delivered put notices to Crown Bridge pursuant to the Equity Purchase Agreement. A total of 1,300,960 Class A common shares were issued to Crown Bridge for total net cash proceeds of $284,371. A fourth put notice, dated April 6, 2018, was delivered to Crown Bridge for 989,473 Class A common shares, which shares were issued in July 2018. The fourth put notice was funded on September 4, 2018 in the amount of $116,252. The Company’s right to deliver further put notices under the Equity Purchase Agreement was terminated on April 10, 2018, when the listing of our Class A common stock was moved to the OTC Pink.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2018 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended October 31, 2018. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,335,860	$-	$-	$1,335,860

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of October 31, 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of October 31, 2018, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2018, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2018, the Company issued a total of 5,180,430 shares of its Class A common stock: 119,781 shares for services valued at $23,532 and 5,060,649 shares valued at $782,243 in conversion of convertible notes principal of $389,010, accrued interest payable of $27,719, derivative liabilities of $365,014 and payment of fees of $500.

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

MMEX Resources Corporation

Dated: December 14, 2018	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

