Form 10-Q
period 2019-01-31
MMEX Resources Corp
filed 2019-03-12
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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
(Do not check if a smaller reporting company

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 12, 2019, there were 42,283,561 shares of Class A common stock, $0.001 par value, issued and outstanding and 15,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2019

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2019	April 30, 2018
Assets	(Unaudited)

Current assets:
Cash	$161,740	$304,173
Prepaid expenses and other current assets	-	5,000
Total current assets	161,740	309,173

Property and equipment, net	566,372	301,269
Deposit	900	900

Total assets	$729,012	$611,342

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$898,466	$708,072
Accrued expenses	275,485	240,404
Accrued expenses – related party	31,633	31,633
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at January 31, 2019 and April 30, 2018, respectively	75,000	75,000
Convertible notes payable, net of discount of $904,036 and $504,590 at January 31, 2019 and April 30, 2018, respectively	629,955	328,183
Derivative liabilities	2,061,923	996,603
Total current liabilities	4,047,463	2,454,896

Long-term liabilities:
Convertible note payable, net of discount of $238,953 and $258,932 at January 31, 2019 and April 30, 2018, respectively	130,647	102,368

Total liabilities	4,178,110	2,557,264

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 12,000,000,000 shares authorized, 37,491,977 and 21,274,369 shares issued and outstanding at January 31, 2019 and April 30, 2018, respectively	37,492	21,274
Class B: 2,000,000,000 shares authorized, 15,000,000 shares issued and outstanding at January 31, 2019 and April 30, 2018, respectively	15,000	15,000
Additional paid-in capital	35,068,992	33,085,221
Non-controlling interest	9,871	9,871
Accumulated (deficit)	(38,580,453)	(35,077,288)
Total stockholders’ deficit	(3,449,098)	(1,945,922)

Total liabilities and stockholders’ deficit	$729,012	$611,342

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	351,222	173,783	1,100,753	644,494
Refinery start-up costs	156,124	114,616	472,769	613,147
Depreciation and amortization	571	723	1,715	1,430

Total operating expenses	507,917	289,122	1,575,237	1,259,071

Loss from operations	(507,917)	(289,122)	(1,575,237)	(1,259,071)

Other income (expense):
Interest expense	(441,447)	(617,198)	(1,496,557)	(1,343,599)
Gain (loss) on derivative liabilities	(490,980)	714,736	(486,069)	4,667,290
Gain on extinguishment of liabilities	4,584	-	13,500	475,587
Gain on conversion of debt	51,060	-	41,198	-
Gain on assignment and assumption agreement	-	-	-	1,090,271

Total other income (expense)	(876,783)	97,538	(1,927,928)	4,889,549

Income (loss) before income taxes	(1,384,700)	(191,584)	(3,503,165)	3,630,478
Provision for income taxes	-	-	-	-

Net income (loss)	(1,384,700)	(191,584)	(3,503,165)	3,630,478

Non-controlling interest in income of consolidated subsidiaries	-	(84,213)	-	(734,872)

Net income (loss) attributable to the Company	$(1,384,700)	$(275,797)	$(3,503,165)	$2,895,606

Net income (loss) per common share: - basic and diluted
Basic	$(0.04)	$(0.02)	$(0.13)	$0.20
Diluted	$(0.04)	$(0.02)	$(0.13)	$0.18
Weighted average number of common shares outstanding:
Basic	31,613,339	15,396,136	27,124,887	14,444,272
Diluted	31,613,339	15,396,136	27,124,887	16,393,419

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended January 31, 2019 (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Non- Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2018	21,274,369	$21,274	15,000,000	$15,000	$33,085,221	$9,871	$(35,077,288)	$(1,945,922)
Shares issued for:
Services	426,419	427	-	-	80,385	-	-	80,812
Accrued expenses	16,031	16	-	-	6,236	-	-	6,252
Conversion of convertible notes payable and derivative liabilities	14,785,215	14,785	-	-	1,678,569	-	-	1,693,354
Cash	989,474	989	-	-	115,263	-	-	116,252
Reverse split rounding	469	1	-	-	(1)	-	-	-

Settlement of derivative liabilities	-	-	-	-	103,319	-	-	103,319
Net loss	-	-	-	-	-	-	(3,503,165)	(3,503,165)

Balance, January 31, 2019	37,491,977	$37,492	15,000,000	$15,000	$35,068,992	$9,871	$(38,580,453)	$(3,449,098)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended January 31, 2018

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

Balance, April 30, 2017	9,876,162	$9,876	15,000,000	$15,000	$28,014,274	$307,978	$(378,443)	$(36,918,594)	$(8,949,909)
Shares issued for:
Services	192,500	193	-	-	226,932	-	-	-	227,125
Accrued expenses	4,400	4	-	-	4,396	-	-	-	4,400
Conversion of convertible notes payable and derivative liabilities	1,536,166	1,536	-	-	1,213,841	-	-	-	1,215,377
Common stock payable	628,469	628	-	-	307,350	(307,978)	-	-	-
Cashless exercise of warrants	3,533,600	3,534	-	-	1,902,472	-	-	-	1,906,006
Settlement of preferred stock	247,500	248	-	-	200,228	-	-	-	200,476
Settlement of debt	260,000	260	-	-	234,540	-	-	-	234,800
Assignment and assumption agreement	-	-	-	-	(550,041)	-	-	-	(550,041)
Non-controlling interest in net loss	-	-	-	-	-	-	734,872	-	734,872
Net income	-	-	-	-	-	-	-	2,895,606	2,895,606

Balance, January 31, 2018	16,278,797	$16,279	15,000,000	$15,000	$31,553,992	$-	$356,429	$(34,022,988)	$(2,081,288)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to the Company	$(3,503,165)	$2,895,606
Non-controlling interest in income of consolidated subsidiaries	-	734,872
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,715	1,430
Interest expense added to convertible note principal	39,600	73,427
Interest expense from issuance of stock options	42,217	-
Stock-based compensation	80,812	227,125
Loss (gain) on derivative liabilities	486,069	(4,667,290)
Gain on assignment and assumption agreement	-	(1,090,271)
Gain on extinguishment of liabilities	(13,500)	(475,587)
Gain on conversion of debt	(41,198)	-
Amortization of debt discount	1,168,100	1,033,628
Convertible note payable issued for commitment fee	-	80,000
(Increase) decrease in prepaid expenses	5,000	(22,500)
Increase in deposits	-	(900)
Increase in liabilities:
Accounts payable	190,394	169,491
Accrued expenses	105,061	90,306
Net cash used in operating activities	(1,438,895)	(950,663)

Cash flows from investing activities:
Purchase of property and equipment	(266,818)	(108,410)
Net cash used in investing activities	(266,818)	(108,410)

Cash flows from financing activities:
Proceeds from convertible notes payable	1,650,028	1,111,250
Proceeds from issuance of common stock	116,252	-
Repayments of convertible notes payable	(203,000)	-
Net cash provided by financing activities	1,563,280	1,111,250

Net increase (decrease) in cash	(142,433)	52,177
Cash at the beginning of the period	304,173	54,513
Cash at the end of the period	$161,740	$106,690

Supplemental disclosure:
Interest paid	$104,990	$-
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	1,724,513	1,215,377
Common stock issued for accrued expenses	5,000	4,400
Settlement of derivative liability	103,319	-
Derivative liabilities for debt discount	1,382,595	1,348,460
Increase in common stock for reverse stock split rounding	1	-
Common stock issued for common stock payable	-	307,978
Settlement of convertible preferred stock and accrued interest for common stock	-	200,476
Common stock and additional paid-in capital for derivative liabilities in cashless exercise of warrants	-	1,906,006
Settlement of convertible notes payable and accrued interest for common stock	-	124,800
Accrued interest payable added to convertible note principal	-	8,723

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2019

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

Derivative liabilities

In a series of subscription agreements, we have issued warrants in prior years that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the conversion feature of certain of our convertible notes payable as derivatives. As of January 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,061,923	$-	$-	$2,061,923

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months and nine months ended January 31, 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share, therefore, basic net loss per share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the nine months ended January 31, 2019 and 2018, the Company recorded share-based compensation to employees of $12,807 and $0, respectively.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $38,580,453 and a total stockholders’ deficit of $3,449,098 at January 31, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses (see Note 7) to related parties totaled $31,633 as of January 31, 2019 and April 30, 2018.

During the three months ended January 31, 2019 and 2018, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $92,212 and $22,025, respectively. During the nine months ended January 31, 2019 and 2018, we incurred consulting fees and expense reimbursements to Maple Resources totaling $257,391 and $56,030, respectively. Amounts included in accounts payable due to Maple Resources totaled $1,049 and $5,583 as of January 31, 2019 and April 30, 2018, respectively.

During the nine months ended January 31, 2019, we issued to an employee 1,309,257 shares of our Class A common stock valued at $12,807.

As a condition for entering into an October 9, 2018 convertible debenture (see Note 8), the lender required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 1,000,000 of Class A Shares and 1,000,000 of the Class B Shares at $0.08 per share. The value of the derivative associated with the option was estimated at $42,217, which amount was charged to interest expense.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2019	April 30, 2018

Office furniture and equipment	$13,863	$13,863
Computer equipment and software	10,962	10,962
Less accumulated depreciation and amortization	(10,027)	(8,312)
	14,798	16,513
Land and improvements	551,574	284,756

	$566,372	$301,269

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126-acre parcel is the tract on which the Company intends to build a crude oil refinery (Note 6). Subsequently through January 31, 2018, the Company incurred a total of $484,486 additional costs to acquire certain easements related to the land parcel and make other improvements.

Depreciation and amortization expense totaled $571 and $723 for the three months ended January 31, 2019 and 2018, respectively, and $1,715 and $1,430 for the nine months ended January 31, 2019 and 2018, respectively.

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

Through our wholly-owned subsidiary, Pecos Refining, we intend initially to build and commence operation of a 10,000 barrel-per-day distillation unit (the “Distillation Unit”) that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha for use in petrochemical and refinery processing and residual fuel oil to be sold for use in other refineries or as marine fuel. Through a separate subsidiary, we intend to build and commence operation of a crude oil refinery (the “Large Refinery”) with up to 100,000 barrel-per-day capacity at a near-by location in West Texas (collectively with the Distillation Unit, the “Refinery Project”). The Refinery Project will be built on additional acres located 20 miles northeast of Fort Stockton, Texas.

On July 28, 2017, we acquired the 126-acre parcel of the land, which is the site for our planned Distillation Unit (Note 5), at a purchase price of $550 per acre, or $69,249. We continue to negotiate with the seller of property to acquire an additional 381-acre parcel, which is the site for the planned Large Refinery, at a price of $550 per acre, or approximately $210,000. We will be required to obtain additional financing to complete this purchase.

On July 31, 2017, we filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to obtain an air quality permit and obtained permit approval from the TCEQ on August 30, 2017. Accordingly, we will begin construction on the Distillation Unit on 15 acres of our 126-acre tract as soon we receive adequate financing to do so.

Completion of the Refinery Project will require substantial equity and debt financing and is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2019	April 30, 2018

Accrued payroll	$30,090	$30,090
Accrued consulting	5,750	5,000
Accrued consulting – related party	31,633	31,633
Accrued interest	177,104	142,773
Other	62,541	62,541

	$307,118	$272,037

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	January 31, 2019	April 30, 2018

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $44,009 and $38,384 at January 31, 2019 and April 30, 2018, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2019	April 30, 2018
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

Accrued interest payable on convertible notes payable, currently in default, totaled $94,429 and $85,991 at January 31, 2019 and April 30, 2018, respectively.

Current Convertible Notes Payable

Current convertible notes payable consist of the following at:

	January 31, 2019	April 30, 2018
Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price. Advance dated October 19, 2017, maturing October 19, 2019	$27,330	$-
Note payable to an accredited investor, maturing March 21, 2019, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	107,661	220,000
Note payable to an accredited investor, maturing March 21, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	60,000	120,000
Note payable to an accredited investor, maturing May 30, 2019, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	53,000	-
Note payable to an accredited investor, maturing September 13, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	110,000	-
Note payable to an accredited investor, maturing September 18, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	70,000	-
Original issue discount convertible debenture to an accredited investor, maturing October 5, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	600,000	-

Note payable to an accredited investor, maturing January 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	136,000	-
Note payable to an accredited investor, maturing January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	120,000	-
Note payable to an accredited investor, maturing January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	125,000	-
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	125,000	-
Note payable to an accredited investor, maturing March 14, 2019, with interest at 12%, paid in full in September 2018	-	125,000
Note payable to an accredited investor, maturing November 30, 2018, with interest at 12%, converted in full into shares of Class A common stock	-	83,000
Note payable to an accredited investor, maturing January 23, 2019, with interest at 8%, converted in full into shares of Class A common stock	-	173,000
Note payable to an accredited investor, maturing November 13, 2018, with interest at 12%, converted in full into shares of Class A common stock	-	111,773
Total	1,533,991	832,773
Less discount	(904,036)	(504,590)

Net	$629,955	$328,183

Effective October 19, 2017, the Company issued and delivered to Vista Capital Investments, LLC (“Vista”) a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $165,000 on such date and two other advances that have been converted in full into shares of Class A common stock). An original issue discount equal to 10% of each advance and a one-time interest charge of 12% were added to the principal. The maturity date of advances under the convertible note is two years from the date of each advance. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels. The initial advance was issued at a discount, resulting in the receipt of $160,000, net of legal fees paid of $5,000. In addition, an original issue discount of $16,500 and a one-time 12% interest charge of $21,780 was added to the note principal at inception and a $10,000 penalty was added to note principal in December 2017, resulting in total principal of $213,280. Vista has converted principal of $156,250 into Class A common shares of the Company, resulting in a principal balance of $27,330 as of January 31, 2019 and had converted principal of $29,700 into Class A common shares of the Company, resulting a principal balance of $183,580 as of April 30, 2018.

Effective March 21, 2018, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) an 8% convertible note in the principal amount of $220,000. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by Auctus into shares of common stock) on the maturity date of March 21, 2019. During the nine months ended January 31, 2019, Auctus converted principal of $112,339 into Class A common shares of the Company, resulting in a principal balance of $107,661 as of January 31, 2019.

Effective March 21, 2018, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received $114,000 of note proceeds after payment of $6,000 of the fees and expenses of the lender and its counsel. The convertible note was purchased from One44 by GS Capital Partners, LLC (“GS”) on September 18, 2018. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 130% of principal and accrued interest. The redemption price thereafter increases to 140% of principal and accrued interest, after 60 days until 120 days from the issuance date and 145% of principal and accrued interest after 120 days until the 180 days after issuance. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the prior 20 trading days including the day the notice of conversion is received by the Company, with a floor of $0.03 per share until the 180th day after issuance. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by GS into shares of common stock) on the maturity date of March 21, 2019. During the nine months ended January 31, 2019, GS converted principal of $60,000 into Class A common shares of the Company, resulting in a principal balance of $60,000 as of January 31, 2019.

Effective July 10, 2018, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $68,000. After deducting $3,000 of lender expenses, the Company received $75,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of April 30, 2019. Effective November 5, 2018, Power Up assigned the convertible note to Redstart Holdings Corp. (“Redstart”). As of January 31, 2018, Redstart had converted in full the $68,000 note into Class A common shares of the Company.

Effective August 16, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $53,000. After deducting $3,000 of lender expenses, the Company received $50,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of April 30, 2019. Effective November 5, 2018, Power Up assigned the convertible note to Restart. The note had a principal balance of $53,000 as of January 31, 2019.

Effective September 13, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 13, 2019. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of January 31, 2019.

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The note matures on September 13, 2019. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of January 31, 2019.

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six-month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The debenture matures on October 5, 2019. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. The debenture had a principal balance of $600,000 as of January 31, 2019. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, have pledged their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company.

Effective January 4, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 9% convertible note in the principal amount of $136,000. The note was issued at a discount, resulting in the Company’s receipt of $125,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the average of the three lowest trading price during the 20 days prior to conversion. The note matures on April 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $136,000 as of January 31, 2019.

Effective January 11, 2019, the Company issued and delivered to One44 a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matures on January 11, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $120,000 as of January 31, 2019.

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matures on January 17, 2020. The Company may redeem the note at redemption prices ranging from 135% to 150% during the first 180 days after issuance. The note had a principal balance of $125,000 as of January 31, 2019.

Effective January 31, 2019, the Company issued and delivered to Auctus a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The Company may redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of January 31, 2019.

Effective March 14, 2018, the Company issued and delivered to JSJ a 12% convertible note in the principal amount of $125,000. The note was issued at a discount, resulting in the Company’s receipt of $115,750 after payment of $3,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 14, 2019. JSJ, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading price during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by JSJ into shares of common stock) on the maturity date of March 14, 2019. The note was paid in full in September 2018.

Effective February 16, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $83,000. The Company received proceeds of $80,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option beginning August 15, 2018, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing to 25% after 30 days from issuance, 33% after 60 days from issuance, 35% after 90 days from issuance, 40% after 120 days from issuance and 45% after 150 days from issuance. After the expiration of 180 days after issuance, the Company has no right of prepayment. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of November 30, 2018. During the nine months ended January 31, 2019, the note was converted in full into shares of the Company’s Class A common stock.

Effective January 19, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the Company’s receipt of $150,000 after payment of $8,000 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The note matures on January 23, 2019. The Company may redeem the note at redemption prices ranging from 118% to 133% during the first 180 days after issuance. During the nine months ended January 31, 2019, the note was converted in full into shares of the Company’s Class A common stock.

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

Effective November 13, 2017, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $111,773. The note was issued at a discount, resulting in the Company’s receipt of $97,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. During the nine months ended January 31, 2019, the note was converted in full into shares of the Company’s Class A common stock.

Long-Term Convertible Notes Payable

Long-term convertible notes payable consist of the following at:

	January 31, 2019	April 30, 2018

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

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated October 19, 2017, maturing October 19, 2019	27,330	183,580
Advance dated December 14, 2017, maturing December 14, 2019, converted in full into shares of Class A common stock	-	123,200
Advance dated February 28, 2018, maturing February 28, 2020, converted in full into shares of Class A common stock	-	54,520

Total	396,930	361,300

Less October 19, 2017 advance recorded as current	(27,330)	-

Long-term debt	369,600

Less discount	(238,953)	(258,932)

Total	$130,647	$102,368

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

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the note principal at inception, resulting in total principal of $123,200, which balance was outstanding as of January 31, 2019.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400, which balance was outstanding as of January 31, 2019.

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

On December 14, 2017, the Company received proceeds of $100,000 from a second advance under the Vista long-term convertible note. An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the note principal, resulting in total principal of $123,200, which balance was outstanding as of April 30, 2018. During the nine months ended January 31, 2019, Vista converted principal of $123,200 into Class A common shares of the Company, extinguishing in full the note.

On February 28, 2018, the Company received proceeds of $232,500, net of legal fees paid of $2,500, from a third advance under the Vista long-term convertible note. An original issue discount of $23,500 and a one-time 12% interest charge of $31,020 was added to the note principal, resulting in total principal of $289,520. Through April 30, 2018, Vista converted principal of $235,000 into Class A common shares of the Company, resulting in a principal balance of $54,520 as of April 30, 2018. During the nine months ended January 31, 2019, Vista converted the remaining $54,520 principal into Class A common shares of the Company, extinguishing in full the note.

Accrued interest payable on convertible notes payable totaled $38,666 and $24,805 at January 31, 2019 and April 30, 2018, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 9).

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of January 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the nine months ended January 31, 2019, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2018	$90,772	$905,831	$996,603
New issuances of options, warrants and debt	42,217	1,382,595	1,424,812
Debt conversions and warrant exercises	-	(742,242)	(742,242)
Debt repayments	-	(103,319)	(103,319)
Change in fair value of derivative liabilities	(57,581)	543,650	486,069

Balance, January 31, 2019	$75,408	$1,986,515	$2,061,923

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of January 31, 2019 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 2.87%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 156% to 158%

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

Stock Issuances

During the nine months ended January 31, 2019, the Company issued a total of 16,217,608 shares of its Class A common stock: 426,419 shares for services valued at $80,812 resulting in a gain on extinguishment of debt of $14,751; 16,031 shares valued at $6,252 in payment of accrued expenses of $5,000 resulting in a loss on extinguishment of liabilities of $1,252; 14,785,215 shares valued at $1,734,552 in conversion of convertible notes principal of $942,082, accrued interest payable of $48,728, derivative liabilities of $742,242 and payment of fees of $1,500, resulting in a gain on conversion of debt of $41,198; 989,473 shares pursuant to Equity Purchase Agreement (Note 10) for stock subscription receivable of $116,252; and 469 shares valued at $1 for reverse split rounding.

During the nine months ended January 31, 2018, the Company issued a total of 6,402,635 shares of its Class A common stock: 628,469 shares for common stock payable of $307,978; 192,500 shares for services valued at $227,125; 4,400 shares valued at $4,400 in payment of accrued expenses of $44,000 resulting in a gain on extinguishment of debt of $39,600; 3,533,600 shares in the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006; 247,500 shares valued at $200,476 in the extinguishment of preferred stock of $137,500, accrued interest payable of $359,957 and derivative liabilities of $5,614 resulting in a gain on extinguishment of debt of $302,595; 160,000 shares valued at $124,800 in the extinguishment of a convertible note payable of $120,000 and accrued interest payable of $119,365 resulting in a gain on extinguishment of debt of $114,565; 100,000 shares valued at $110,000 for stock-based compensation and 1,536,166 shares valued at $1,215,377 in conversion of convertible notes principal of $660,170, accrued interest payable of $18,469 and derivative liabilities of $536,738.

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

A summary of warrant activity during the nine months ended January 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2018	723,803	$1.00	3.90

Granted	541,715	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, January 31, 2019	1,265,518	$1.00	3.15

The warrant shares granted during the nine months ended January 31, 2019 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

Stock Options

As a condition for entering into the October 9, 2018 GS convertible debenture (see Note 8), GS required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the GS pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 1,000,000 of Class A Shares and 1,000,000 of the Class B Shares at $0.08 per share.

A summary of combined Class A and Class B stock option activity during the nine months ended January 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2018	-	$-

Granted	2,000,000	$0.08
Canceled / Expired	-
Exercised	-

Outstanding, January 31, 2019	2,000,000	$0.08	9.87

Common Stock Reserved

At January 31, 2019, 1,265,518 and 1,000,000 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants and stock options, respectively, and 3,820,254,111 shares of the Company’s Class A common stock were reserved for convertible notes payable. At January 31, 2019, 1,000,000 shares of the Company’s Class B common stock were reserved for issuance of outstanding stock options.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Subsequent to January 31, 2019, the Company issued a total of 4,791,584 shares of its Class A common stock: 120,984 shares for compensation valued at $6,194 and 4,670,000 shares in consideration for the conversion of note payable principal totaling $122,677 and accrued interest payable of $3,893.

Effective February 7, 2019, the Company issued and delivered to Geneva a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance.

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after payment of $5,500 of fees and expenses of the lender and its counsel. During the first 180 days after the date of the note, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.08 per share. Beginning on the 180th day after the date of the note, the conversion price is a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date. The note matures on February 20, 20120. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance.

Effective February 27, 2019, the Company issued and delivered to One44 a 10% convertible note in the principal amount of $100,000. The Company received net proceeds of $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matures on February 27, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $50,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. The Company may redeem the note at a redemption price of 135% during the first 150 days after issuance.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis constitute forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect”, “estimate”, “anticipate”, “predict”, “believes”, “plan”, “seek”, “objective” and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations are discussed in detail in Item 1 above. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

As reported in the general press, the U.S. has become a net oil exporter. “Energy Independence” has been reached by the U.S. for the first time in 75 years.

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

We intend to implement our current business plan in two phases, First, through our subsidiary, Pecos Refining, we intend to build and commence operation of a 10,000 bpd crude oil Distillation Unit that will produce a non-transportation grade diesel primarily for sale in the local market for drilling frac fluids, along with naphtha for use in petrochemical and refinery processing and residual fuel oil to be sold for use in other refineries or as marine fuel. Second, through a separate subsidiary, we intend to build and commence operation of the Large Refinery with up to 100,000 bpd capacity at the same location in West Texas. These projects will be built on land located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad. If successfully developed, the Refinery would connect to existing railways and pipelines to market diesel, gasoline, liquefied petroleum gas and other refined products within the U.S., with the potential to market these products and crude oil to western Mexico and South America. If completed, the Large Refinery will be one of the first full scale oil refineries built in the United States in more than 40 years.

The Company is focusing on the Distillation Unit first in an effort to build and commence operations, and ultimately generate cash flow, on an expedited basis. The permitting process is significantly shorter for construction of the Distillation Unit and was issued in less than 45 days while the permitting process for the Large Refinery is expected to be 12-18 months. Additionally, the construction of the Distillation Unit will require significantly less capital than the construction of the Large Refinery.

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

We plan on marketing and distributing refined products in the Western areas of the United States and Mexico including the Texas Gulf Coast areas, and we may export product to Latin America. The Refinery will be located on the Texas Pacifico Railroad rail route 20 miles Northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. Once needed repairs are finished to the tracks and railway, the Texas Pacifico Railroad will connect to the Ferromex RR in Ojinago, Mexico, giving us access to the western Mexico markets.

Based on our updated design plans along with the increased costs in steel, cement and per diem employment costs, we currently estimate that the aggregate cost of constructing the Distillation Unit with a 10,000 bpd capacity, would be approximately $93 million. According to a report the Company received from KP Engineering, the cost of a 50,000 bpd refinery is estimated to be approximately $500 million and the cost of a 100,000 bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed.

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

Through January 31, 2019, we have had no revenues and have reported continuing losses from operations.

Results of Operations

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $177,439 to $351,222 for the three months ended January 31, 2019 from $173,783 for the three months ended January 31, 2018 and increased $456,259 to $1,100,753 for the nine months ended January 31, 2019 from $644,494 for the nine months ended January 31, 2018. These increases are due to additional professional fees, salary, travel and other expenses associated with securing debt financing and administrative activities of our refinery project

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $156,124 for the three months ended January 31, 2019, compared to $114,616 for the three months ended January 31, 2018 and totaled $472,769 for the nine months ended January 31, 2019, compared to $613,147 for the nine months ended January 31, 2018. The levels of spending on the development of our refinery will vary from period to period based on availability of financing.

Depreciation and Amortization Expense

Depreciation and amortization expenses are not currently material to our operations. Depreciation and amortization expenses were $571 and $723 for the three months ended January 31, 2019 and 2018, respectively, and $1,715 and $1,430 for the nine months ended January 31, 2019 and 2018, respectively.

Other Income (Expense)

Our interest expense decreased $175,751 to $441,447 for the three months ended January 31, 2019 from $617,198 for the three months ended January 31, 2018. This decrease resulted from the repayment or conversion of convertible debt during the current year period and amortization of related debt discount, partially offset by new debt incurred during the period. Our interest expense increased $152,958 to $1,496,557 for the nine months ended January 31, 2019 from $1,343,599 for the nine months ended January 31, 2018. The increase on a year-to-date basis is due to interest accrued on new convertible debt during the current fiscal year, including amortization of debt discount, interest expense recorded with the issuance of stock options related to a convertible debt pledge agreement, and prepayment penalties on the retirement of certain convertible notes payable. Our interest expense will vary from period to period depending on new debt incurred, debt conversions and amortization of related debt discount.

We reported a loss on derivative liabilities of $490,980 for the three months ended January 31, 2019 and a gain on derivative liabilities of $714,736 for the three months ended January 31, 2018. We reported a loss on derivative liabilities of $486,069 for the nine months ended January 31, 2019 and a gain on derivative liabilities of $4,667,290 for the nine months ended January 31, 2018. The large gain on derivative liabilities in the first nine months of the prior fiscal year resulted primarily from the exercise of substantially all warrants. In a series of subscription agreements, we have issued warrants in prior years that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on extinguishment of liabilities of $4,584 for the three months ended January 31, 2019 and $13,500 for the nine months ended January 31, 2019 related to the issuance of our Class A common shares in payment of accrued expenses. Where shares of our Class A common stock are issued in extinguishment of liabilities, we record the value of the shares issued at the current market price, which at times may differ from the book value of the debt, resulting in a gain or loss on extinguishment of liabilities. We reported a gain on extinguishment of liabilities of $475,587 for the nine months ended January 31, 2018.

We reported a gain on conversion of debt of $51,060 for the three months ended January 31, 2019 and $41,198 for the nine months ended January 31, 2019 related to the conversion of convertible notes payable to shares of our Class A common stock. We reported no gain or loss on conversion of debt for the three months and nine months ended January 31, 2018.

We reported a gain on assignment and assumption agreement of $1,090,271 for the nine months ended January 31, 2018. On September 18, 2017, the Company, the members of LatAm and William B. Short (“Short”), an unrelated individual, entered into an Assignment and Assumption Agreement pursuant to which Short acquired the member interests in LatAm, thereby acquiring all the assets and assuming all the liabilities of MCCH, MCC and CC. Short agreed to assume all liabilities and hold the Company harmless from any and all liabilities (contingent or otherwise). In consideration therefor, the Company issued Short 100,000 shares of its Class A common stock, valued at $110,000, or $0.011 per share, equal to the market value of the stock on the date of the agreement, which amount was recorded as a reduction of the gain on assignment and assumption agreement.

Net Income (Loss)

As a result, we reported net losses of $1,384,700 and $275,797 for the three months ended January 31, 2019 and 2018, respectively, and $3,503,165 for the nine months ended January 31, 2019. We reported net income of $3,630,478 for the nine months ended January 31, 2018 primarily as a result of non-operating gains.

Non-Controlling Interest in Loss of Consolidated Subsidiaries

Currently, we have little activity in our consolidated subsidiaries. Non-controlling interest in income of consolidated subsidiaries was $0 for the three months and nine months ended January 31, 2019 and $84,213 and $734,872 for the three months and nine months ended January 31, 2018, respectively.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company was $1,384,700 for the three months ended January 31, 2019, $275,797 for the three months ended January 31, 2018 and $3,503,165 for the nine months ended January 31, 2019. Net income attributable to the Company was $2,895,606 for the nine months ended January 31, 2018.

Liquidity and Capital Resources

Working Capital

As of January 31, 2019, we had current assets of $161,740, comprised of cash, and current liabilities of $4,047,463, resulting in a working capital deficit of $3,885,723. Included in our current liabilities as of January 31, 2019 are derivative liabilities of $2,061,923, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the nine months ended January 31, 2019 and 2018 were as follows:

	2019	2018

Cash, beginning of period	$304,173	$54,513
Net cash used in operating activities	(1,438,895)	(950,663)
Net cash used in investing activities	(266,818)	(108,410)
Net cash provided by financing activities	1,563,280	1,111,250

Cash, end of period	$161,740	$106,690

We used net cash of $1,438,895 in operating activities for the nine months ended January 31, 2019 as a result of net loss attributable to the Company of $3,503,165 and non-cash gains totaling $54,698, partially offset by non-cash expenses totaling $1,818,513, decrease in prepaid expenses of $5,000, and increases in accounts payable of $190,394 and accrued expenses of $105,061.

By comparison, we used net cash of $950,663 in operating activities for the nine months ended January 31, 2018 as a result of net income attributable to the Company of $2,895,606, non-controlling interest in income of consolidated subsidiaries of $734,872, non-cash expenses totaling $1,415,610 and increases in accounts payable of $169,491 and accrued expenses of $90,306, offset by non-cash gains totaling $6,233,148 and increases in prepaid expenses of $22,500 and deposits of $900.

Net cash used in investing activities for the nine months ended January 31, 2019 and 2018 was $266,818 and $108,410, respectively, comprised of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended January 31, 2019 was $1,563,280, comprised of proceeds from convertible notes payable of $1,650,028 and proceeds from stock subscription receivable of $116,252, partially offset by repayments of convertible notes payable of $203,000. We had net cash provided by financing activities of $1,111,250 for the nine months ended January 31, 2018, comprised of proceeds from convertible notes payable.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $38,580,453 and a total stockholders’ deficit of $3,449,098 at January 31, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from the issuance of convertible notes payable.

During the nine months ended January 31, 2019, we issued an aggregate of $1,835,500 principal amount from multiple lenders, resulting in total net proceeds to us of $1,650,028.

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

Subsequent to January 31, 2019, we received total net proceeds of $295,000 from four convertible promissory notes

Effective February 7, 2019, the Company issued and delivered to Geneva a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance.

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after payment of $5,500 of fees and expenses of the lender and its counsel. During the first 180 days after the date of the note, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.08 per share. Beginning on the 180th day after the date of the note, the conversion price is a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date. The note matures on February 20, 20120. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance.

Effective February 27, 2019, the Company issued and delivered to One44 a 10% convertible note in the principal amount of $100,000. The Company received net proceeds of $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matures on February 27, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $50,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. The Company may redeem the note at a redemption price of 135% during the first 150 days after issuance.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2018 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended January 31, 2019. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, we issued warrants in prior years that contain certain anti-dilution provisions that we have identified as derivatives. We have also identified the conversion feature of certain convertible notes payable as a derivative. As of January 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivatives based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,061,923	$-	$-	$2,061,923

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	As of January 31, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•	As of January 31, 2019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31. 2019, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2019, the Company issued a total of 7,884,278 shares of its Class A common stock: 207,019 shares for services valued at $19,252; 7,676,790 shares valued at $489,183 in conversion of convertible notes principal of $241,834, accrued interest payable of $10,441, derivative liabilities of $235,908 and payment of fees of $1,000; and 489 shares for reverse split rounding.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

10.1*	9% Convertible Note due April 4, 2020, payable to Geneva Roth Remark Holdings, Inc.

10.2*	12% Convertible Note due January 11, 2020, payable to One44 Capital LLC

10.3*	12% Convertible Note due January 17, 2020, payable to JSJ Investments, Inc.

10.4*	10% Convertilbe Note due January 31, 2020, payable to Auctus Fund, LLC

10.5*	Option Agreement, dated December 11, 2018, by and among MMEX Resources Corporation, Maple Resources Corporation and BNL Family Trust

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.

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

MMEX Resources Corporation

Dated: March 12, 2019	By:	/s/ Jack W. Hanks
Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

