Form 10-K
period 2019-04-30
MMEX Resources Corp
filed 2019-07-26
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.185 per share) at October 31, 2018 (the second quarter end date) was approximately $4,491,600.

As of July 26, 2019, there were 271,588,167 shares of the issuer’s Class A common stock outstanding.

A. DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2019

PART 1

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

Item 1: Business

Background of the Company

MMEX Resources Corporation was formed as a Nevada corporation in 2005. The current management team lead an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed on September 23, 2010 and changed the Company’s name to MMEX Mining Corporation on February 11, 2011. As of April 12, 2016, the Company changed its name from MMEX Mining Corporation to MMEX Resources Corporation to reflect the change in its business plan to an energy focus in the Americas.

We are a development stage company engaged in the exploration, extraction, refining and distribution of oil, gas, petroleum products and electric power. We plan to focus on the acquisition, development and financing of oil, gas, refining and electric power projects in the Americas using the expertise of our principals to identify, finance and acquire these projects.

The most significant focus of our current business plan is to build crude oil distillation units and refining facilities in the Permian Basin in West Texas (hereinafter referred to as the “Projects”, or the “Distillation Unit” or the “CDU” or the “Refinery”). We intend to implement our current business plan now in several phases, First, through our subsidiary, Pecos Refining, we intend to build and commence operation of one 10,000 bpd crude oil Distillation Unit, now permitted by the TCEQ, that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha and residual fuel oil to be sold to other refiners. In additional phases as separate projects we are contemplating building a second and possibly a third CDU with capacity of 10,000 bpd each. A later fourth phase may include the building and operation of the Large Refinery with up to 100,000 bpd capacity in West Texas. We contemplate that these projects will be built on land owned or land being negotiated for purchase by the Company.

INDUSTRY OVERVIEW

Background on Crude Distillation and Refining

Oil refining is the process of separating hydrocarbon molecules present in crude oil and converting them into marketable, finished petroleum products, such as gasoline, diesel fuel, jet fuel, lubricants and petrochemicals. The crude distillation unit is the first phase of the refining process as shown below.

A crude oil refinery is a group of industrial facilities that turns crude oil and other inputs into finished petroleum products. A refinery's capacity refers to the maximum amount of crude oil designed to flow into the distillation unit of a refinery, also known as the crude unit. The diagram above presents a stylized version of the distillation process. Crude oil is made up of a mixture of hydrocarbons, and the distillation process aims to separate this crude oil into broad categories of its component hydrocarbons, or "fractions." Crude oil is first heated and then put into a distillation column, also known as a still, where different products boil off and are recovered at different temperatures. Lighter products, such as butane and other liquid petroleum gases (LPG), gasoline blending components, and naphtha, are recovered at the lowest temperatures. Mid-range products include jet fuel, kerosene, and distillates(such as home heating oil and diesel fuel). The heaviest products such as residual fuel oil are recovered at temperatures sometimes over 1,000 degrees Fahrenheit.

The simplest refineries stop at this point. Although not shown in the simplified diagram above, most refineries in the United States reprocess the heavier fractions into lighter products to maximize the output of the most desirable products using more sophisticated refining equipment such as catalytic crackers, reformers, and cokers.

The Company CDU’s stop with the simple distillation components and will produce intermediate range products of Naphthas, Diesel and Residual Fuel Oil.

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

The Company CDU’s will have a crack spread margin that will be based most likely on the differential between the purchase of the crude oil in the area of operations based on a West Texas Intermediate (“WTI”) Midland posted price and sale price at the CDU plant site prior to sale. Transportation cost is then deducted depending on the contract term, but the crack spread for the Company CDU will be the margin between the purchase price and the sales price at the CDU plant shipping point.

Benchmark Crude Oils

Crude oil pricing is generally quoted in reference to the classification of the crude oil, which is based on certain physical characteristics, the source of its production and the major trading hub with which it is associated. Relevant classifications of crude oil include:

•

West Texas Intermediate (“WTI”). WTI is a grade of crude oil that is described as light because of its relatively low density, and sweet because of its low sulfur content. Cushing, Oklahoma is a major trading hub for WTI and has been the delivery point for crude oil contracts, and therefore the price settlement point, on the NYMEX for over three decades. The WTI posted price also has a “WTI Midland” posting which reflects pricing of crude oil in the Permian Basin.

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

CDUs Location

The CDUs will be located in the Permian Basin of Texas. According to the EIA, between January 2016 and March 2017, oil production in the Permian Basin increased in all but three months, even as domestic crude oil prices fell. As production in other regions fell throughout most of 2015 and 2016, the Permian Basin provided a growing share of U.S. crude oil production.

With rising oil prices over the past several years, the Permian Basin continues to be attractive to drillers, as reflected in rising rig counts. According to the EIA, as of April 21, 2017, the number of rigs in the Permian Basin reached 340, or 40% of the 857 total oil- and natural gas-directed rigs operating in the United States. The Permian Basin rig count reached as high as 568 in late 2014 before falling to a low of 134 in spring 2016 and increasing to 340 in April 2017. According to Baker Hughes, the Permian Basin Rig Count as of July 13, 2018 was 476 active rigs. According to the March 22, 2019 Houston Chronicle “West Texas' booming Permian Basin, which extends into New Mexico, counts 459 rigs all by itself. The Permian makes up 56 percent of all the oil-drilling rigs in the country.”

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

Source: U.S. Energy Information Administration, U.S. Geological Survey, University of Texas Bureau of Economic Geology, and Drillinginfo.

Oil production growth in the Permian Basin from 2009-2019 increased by 3,200,000 BPD and is projected to increase by another 2,700,000 BPD by 2024.

Source: RBN Energy LLC, Presentation June 6, 2019.

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

Morgan Stanley further comments “20 mega-refiners needed to fulfill demand in the time it takes to build one refinery: The global refining sector represents aboveUS$2 trillion in invested capital and ~US$150bn in planned new investments until 2027, on our estimates. It takes an average of 8-10 years to get a new refinery up and running from the drawing board (See Exhibit below). To put the time frame in context, we estimate we need about 20 new mega-refineries to fulfill the world's demand growth in that timeframe, but, based on the current pipeline, only five will be built. This lag creates cycles, and we see ourselves midway through an upcycle, due to the lack of investments in the past five years. While every cycle has its dynamics, what makes the current upcycle different is the lack of new investment committed despite the last three years of strong margins, due to concerns over the long-term shift in global energy demand from renewables and EVs.”

“In Transition to a Golden Age” Morgan Stanley Research May 16, 2018 at 6-7.

To compare the Company CDU project, we project a 3.5-year time from idea to production with the CDU at a cost of approximately $100 Million per CDU.

IMO 2020

The International Maritime Organization (IMO) will enforce a new 0.5% global sulphur cap on fuel content from 1 January 2020, lowering from the present 3.5% limit. The global fuel sulphur cap is part of the IMO's response to the heightening environmental concerns, contributed in part by harmful emissions from ships.

The impact of IMO 2020 will be enormous: industry reports suggest the new rule will require as much as 3 MMb/d of high-sulfur bunker fuel oil to be replaced by low-sulfur alternatives. According to the International Energy Agency's 2018 five-year oil market outlook, about 30% of the new demand for IMO 2020-compliant marine fuel will be met by marine gasoil, a middle distillate designed for ship engines, and another 30% will be met by new 0.5%-sulfur fuel oil blends created from existing 1%-or-less low-sulfur fuels and middle distillates such as ultra-low-sulfur diesel. The remaining 40% of the bunker market is expected to continue using existing high-sulfur fuel blends. Some vessels will use specially installed scrubbers that treat emissions to remove sulfur and other toxins from engine exhaust. A very small number of vessels will be fitted or built to use liquefied natural gas (LNG). Others will simply not comply with the new rule, at least initially, taking the risk that policing on the high seas will be difficult.

“Just Can't Get Enough - IMO 2020 And The Heavy-Sour Crude Shortage

 03/17/2019 Blog , RBN Energy, LLC.

Source: RBN Energy LLC, Presentation June 6, 2019.

The IMO 2020 sulfur regulations are a significant consideration in the Company’s business plan, as we will be producing 28% of the input crude oil as residual fuel oil that is below the 5% sulfur standard. Residual fuel oil has become a highly sought-after product and is the primary mover behind the development of the 2nd CDU, principally at the recommendation of our proposed Off-taker for the residual. With the first and second unit combined we are planning to deliver by rail approximately 168,000 Bbls per month of IMO 2020 compliant residual fuel oil by 200 rail cars to the Texas Gulf Coast markets identified by our proposed Off-taker.

Current Business Operations and Strategy

The Company’s business plan has evolved into several additional potential components.

♦	The addition of a 2nd CDU at our present site and potentially a 3rd CDU at another location
♦	Adding a Crude by Rail transportation and export component
♦	Adding a Hydrotreater as separate component to produce transportation grade diesel
♦	Development of a Terminal and Storage facility on the Texas Gulf Coast
♦	Organization of a Trading Company for exporting physical petroleum products to Latin American markets
♦	Associated gas and gas liquids treating
♦	Development of a Solar Project to power the Projects by solar energy

The most significant focus of our current business plan is to build crude oil distillation and refining facilities in the Permian Basin in West Texas. We intend to commence operations with a 10,000 bpd Distillation Unit that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha and heavy fuel oil to be sold to other refiners.

Additional CDU Opportunities In additional phases as separate projects we are contemplating building a second and possibly a third CDU with capacity of 10,000 bpd each. A later fourth phase may include the building and operation of the Large Refinery with up to 100,000 bpd capacity in West Texas. We contemplate that these projects will be built on land owned or land being negotiated for purchase by the Company. The Company is focusing on the Distillation Unit first in an effort to build and commence operations, and ultimately generate cash flow, on an expedited basis. The permitting process is significantly shorter for construction of the Distillation Unit and the first one was received by the Company on August 30, 2017. We expect the permitting process to be similar for the additional Distillation Units. The permitting process for the Large Refinery, if pursued, is expected to be 12-18 months.

The Company currently estimates that construction costs for the Distillation Unit, inclusive of the potential Crude by Rail (see below), will be approximately $105 million. The second and third unit, if built, is estimated to cost in the range of $75 million each. According to a report the Company received from KP Engineering, the cost of a 50,000- bpd refinery is estimated to be approximately $500 million and the cost of a 100,000-bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional detailed engineering is completed.

These projects will be built on acreage located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad. If successfully developed, the CDUs would connect to existing railways and pipelines to market diesel, gasoline, liquefied petroleum gas and other refined products within the U.S., with the potential to market these products and crude oil to western Mexico and South America. If completed, the Large Refinery will be one of the first full scale oil refineries built in the United States in more than 40 years.

Crude by Rail We are actively considering the inclusion in our Distillation Unit projects of a crude oil storage and dispatch facility (RSD). The RSD facilities will be constructed as part of the CDUs. We propose to charge a per barrel fee to receive, store and dispatch crude oil to the Texas Gulf Coast markets.

Hydrotreater We are also considering adding a distillate hydrotreater component to the two CDUs as a separate project. The distillate hydrotreater is a category of hydrotreaters that treats distillate streams from atmospheric distillation units to reduce their sulfur content and to improve their properties for blending into diesel. This would allow CDU’s to produce transportation grade diesel for the Permian Basin market. We have initiated a preliminary feasibility study. The separate Hydrotreater component, if built, is estimated to cost approximately $25 million

Constructing the CDUs and Hydrotreater will require a significant number of governmental permits and approvals. On August 30, 2017, we received approval from the TCEQ for the air quality permit for the 1st Distillation Unit. We plan to file for additional permits with TCEQ as may be required. According to VFuels Oil & Gas Engineering, and Saulsbury Industries, our two EPC contractors, the construction for the 1st Distillation Unit would take approximately 12 to 15 months from the date the Notice to Proceed is issued by the Company, which cannot be issued until the financing is completed. The 2nd and 3rd CDU’s will take approximately the same amount of time from the date of the Notice to Proceed, which will be dependent on receiving TCEQ permit approvals and the closing of financing. KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of the air quality permit.

Texas Gulf Coast Terminal and Storage Facilities Transportation and delivery of products by rail has opened up for the Company an opportunity to acquire potentially storage space in existing terminal facilities in the Texas Gulf Coast area with access to water for export of petroleum products including crude oil. We are in active negotiation with terminal owners and potential joint venture partners for the terminal site, the storage tanks and the financing. If built, the Company operated storage facilities on the Texas Gulf Coast will enhance the marketing activities of the Company.

Trading Company The Company is considering a potential joint venture with international partners to begin a physical trading operation of petroleum products into Mexico, Panama and potentially other Central and Latin America locations. If we are successful in implementing the trading opportunities this will add to the Company’s marketing expansion plans.

The cost of construction for all of these components is very significant and we intend to finance 100% of such costs through debt and equity offerings. See “Business—Proposed Organizational Structure.”

Marketing We plan on marketing and distributing refined products in the Texas Gulf Coast, and the Western areas of the United States and Mexico, and we may export product to Latin America. We have signed three off-take agreements with significant balance sheet purchasers. The diesel produced by the Distillation Unit will be marketed and sold locally, primarily for use in drilling mud and frac fluids, and likely transported by truck or by existing railroad systems. If the Hydrotreater is built, the diesel purchaser has indicated that it will purchase all of the transportation grade diesel produced by the 2 CDUs and the Hydrotreater. The ATBs and Naphthas produced by the CDU’s will be marketed and sold to a Super Major International Petroleum and Trading company under two separate signed agreements providing for the right to purchase all additional production. We will deliver these products by rail to the destination points the buyer designates on the Texas Gulf Coast. Our location with rail access from the Texas Pacifico Railroad with interconnections to the Burlington Northern Santa Fe RR, the Union Pacific RR, the Fort Worth and Western RR and the Kansas City Southern RR is a key component to our transportation and market access.

The Projects will be located on the Texas Pacifico Railroad rail route 20 miles Northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. Once needed repairs are finished to the tracks and railway, the Texas Pacifico Railroad will connect to the Ferromex RR in Ojinago, Mexico, giving us access to the western Mexico markets.

The Texas Department of Transportation owns the Texas Pacifico Railroad, which runs from the San Angelo Junction, near Coleman, Texas, to the Texas-Mexico border at Presidio. The Texas Pacifico Railroad entails approximately 371 miles of track and interchanges or has trackage rights with BNSF Railway the Union Pacific Railroad and Fort Worth and Western Railroad, which in turn have interchanges or trackage rights with the Kansas City Southern Railroad. The Texas Pacifico Railroad is operated by Texas Pacifico Transportation LTD, a subsidiary of Grupo Mexico. Our planned Project is located on the Texas Pacifico Railroad rail route approximately 20 miles northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. The Texas Pacifico Railroad will connect to the Ferromex Railroad at Ojinaga, Mexico.

Associated Gas and Liquids Treating Along with the crude oil production in the Permian Basin and the Eagle Ford, tremendous amounts of associated natural gas and natural gas liquids are being produced and without markets, is being flared into the atmosphere allowing producers to continue the crude oil production. It is estimated that 740 million cubic feet per day are being flared, which represents $1.8 million per day cost at current prices. That produces the equivalent green-house gas from 5 million cars driving per day according to the World Bank and the Environmental Protection Agency. The output of gas is projected to increase over 30% in the next five years according to the consultancy RBN Energy. Wall Street Journal July 18, 2019 (Rebecca Elliott)

The Company wants to be able to offer crude oil producers in the Permian Basin, particularly those near our location, a way to process their liquid-rich “associated” gas produced in tandem with the crude oil and the Company has commissioned an engineering consulting firm to present what technologies exist for small-scale, modular natural gas treating close to the wellhead and what the expected capital and operating expenses. We have also asked the consultancy to develop a capital and operating expense estimate to turn the produced gas into diesel fuels via a Fischer-Tropsch facility. Should these processes be economically viable and the Company able to finance and develop them, this may be another very strong business plan addition.

Solar Project We have also commenced initial discussions regarding a solar power project to be located on leased acreage near the Refinery. If successfully financed and completed, we would expect to utilize a portion of the generated power for the Refinery, with the balance to be sold into the Texas grid. There is no assurance that the solar power project will be financed or constructed.

Financing The Company is currently negotiating the financing for the Projects. There is no assurance that the required debt and equity financing for the Projects will be obtained.

Management Expertise in Oil, Gas, Refining and Electric Power Project Development and Project Finance Development

As of 2016, the Board of Directors has decided to focus the Company’s efforts in the oil, gas, refining and electric power business in the U.S. and in Latin America. The principal reasons behind this focus is to capitalize on the experience and expertise of the MMEX management team, its directors and principal stockholders. MMEX management has over 30 years of experience in natural resource project development and project financing in North and South America and the U.K. In addition, MMEX directors and principal stockholders with oil, gas, refining and electric power experience will bring this expertise into the Company.

MMEX principals formed Maple Resources Corporation (“Maple Resources”) in 1986 to engage in the evaluation, acquisition and development of oil & gas, refining, power generation, natural gas transmission and processing energy projects in the western United States and Latin America. Maple Resources and its principals have engaged in a number of oil and gas acquisitions and dispositions and ultimately acquired assets that included 10 gas processing plants and approximately 770 miles of natural gas gathering lines and transmission infrastructure. In 1992, Maple Resources sold substantially all of its existing US-based assets and began to pursue energy projects in Latin America, particularly in Peru through its affiliate The Maple Gas Corporation del Peru Ltd (“Maple Peru”). In 1993, Maple Peru began developing the Aguaytía Project, an integrated natural gas and electric power generation and transmission project. This US$273 million project involved the first commercial development of a natural gas field in Peru, as well as the construction and operation of approximately 175 miles of hydrocarbon pipelines, a gas processing plant, a fractionation facility, a 153 MW power plant and the related 392 km of electricity transmission lines. The Aguaytía Project began commercial operation in 1998. Maple Peru also acquired a 4,000-bpd refinery in Pucallpa along with 3 producing oil fields.

Jack Hanks, our President and CEO, is no longer engaged in the active business operations of Maple Peru and is able to devote substantially all of his business time to his duties on behalf of the Company. Further, we do not anticipate that Maple Resources will present any conflicts of interest for the MMEX principals in carrying out their responsibilities on behalf of the Company.

Proposed Organizational Structure

The Company expects to operate the Projects through its subsidiary, Pecos Refining, and to operate the Large Refinery through another subsidiary set up for such purpose. Currently, Pecos Refining is wholly-owned by the Company and the Company serves as its sole manager. However, the construction of the Distillation Units, Hydrotreater, Terminals, Trading and other components and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that the Subsidiaries will obtain equity and debt financing to finance the cost of construction. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership in the Subsidiaries will be diluted and our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries. In addition, while intend to retain managerial control of the Subsidiaries, it is possible that equity investors will require representation on the board of managers in connection with their equity investments.

We anticipate these Subsidiaries will be able to finance approximately 65 to 70% of the total costs of the Distillation Units and the Large Refinery through debt financing, and the remaining 35 to 30% of the total costs would be financed through equity investments. We intend to pursue the required debt financing from banks or other large institutional investors. Traditionally, such debt financing is in the form of project financing, which among other terms will require the Subsidiary borrow to restrict its activities to the operation of the project financed by the lender, to pledge all assets of the project to the lender and to be subject to restrictive financial covenants. Such lenders further typically require engineering, marketing and feasibility studies as a condition precedent to the financing. In order to attract the significant capital necessary to build the Refinery, the Company will have to fund the cost of these reports and studies, likely out of equity raises. We have estimated that such cost will aggregate approximately $500,000.

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

The Projects will be located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad and in the Permian Basin. The currently owned site consists of 126 acres and another 119 acres is under contract and the rail line runs through a corner of the owned property.

There are six refineries in the Permian Basin located at El Paso, Texas; McKee, Texas; Borger, Texas; Big Spring, Texas; and Artesia, New Mexico. The total capacity of these refineries is 640,500 bpd. These refineries are older refineries designed to process historic production from the Permian Basin. As such, these refineries do not take high-API production or discount it significantly, such as the production being produced from the hydraulically-fractured shale zones in which the current increase in production is occurring in the Permian Basin. Moreover, the increasing amount of shale oil production has outpaced these refineries’ ability to process the new crude oil production. For these reasons, much of the new shale production is currently being exported out of the Permian Basin. Significant infrastructure improvements have been developed and announced to move Permian Basin production to the Texas Gulf Coast. According to the EIA, these infrastructure improvements have and will decrease the discount to WTI pricing that has often plagued the sale of Permian Basin shale crude in the recent past. The Company believes that while the construction of crude oil pipelines from the Permian Basin to the significant refining infrastructure in the Texas Gulf Coast will and have decreased discounts, trucking and pipeline companies will charge fees to transport the new shale production out of the Permian Basin, resulting, in effect, in a continued discount for such production, compared to the delivered price to our Projects.

The Projects will be located near the major producing shale areas of the Permian Basin in Reeves and Pecos counties. The estimates of crude production and potential production from “drilled uncompleted” wells in our area far exceed the 20,000 BPD capacity of the proposed two CDU’s (see below). The crude oil purchase offers are subject to substantial conditions and there is no assurance that the purchase arrangements can be successfully implemented. But the Company believes there are a number of alternative means of delivering the ever-increasing supply of oil shale production from the Permian Basin to the Refinery site, whether by truck, construction of gathering pipelines by another company or by rail. There are 4,002 Drilled Uncompleted ("DUCs") wells in the Permian Basin according to the EIA Drilling Productivity Report, DUC Wells by Region, July 15, 2019.

CDU Area Production

Ward
Crane
Upton
Crockett
Terrell
Pecos
Refinery Location
MAP LEGEND
PERMITS
Operator Alias (Legacy)
OCCIDENTAL PETR
DIAMONDBACK E&P LLC
KINDER MORGAN
CENTENNIAL RESOURCE PROD
PRI OPERATING, LLC
XTO ENERGY
NOBLE ENERGY
PARSLEY ENERGY
PRIMEXX OPERATING
CHEVRON
DIAMONDBACK E&P
GORDY OIL
CONCHO EXPLORATION
ROSEHILL OPERATING COMPANY, LLC
CRIMSON EXPL
OTHER
PRODUCTION
Production

CONFIDENTIAL

1

Source: Drilling Info and Energy Services Data Link

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

We intend to transport the diesel production from our Distillation Unit by truck or by existing railroad systems within the Permian Basin for use in drilling fracking markets. We intend to transport other of our refined products, principally ATBs and naphtha, to other refineries, primarily in the Port Arthur, Beaumont, Houston and Corpus Christi, Texas areas, by pipeline and existing railroad systems for further processing.

TxDOT owns the Texas Pacifico Railroad, which runs from the San Angelo Junction, near Coleman, Texas, to the Texas-Mexico border at Presidio. The Texas Pacifico Railroad entails approximately 371 miles of track and interchanges with BNSF Railway, the Union Pacific Railroad and Fort Worth and Western Railroad, which in turn connects into the Kansas City Southern Railroad. The Texas Pacifico Railroad is operated by Texas Pacifico Transportation LTD, a subsidiary of Grupo Mexico. Our planned Projects are located on the Texas Pacifico Railroad rail route approximately 20 miles northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. The Texas Pacifico Railroad will connect to the Ferromex Railroad at Ojinaga, Mexico.

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

The international railroad bridge, located at the southwestern end of the rail line connecting Presidio, TX to Ojinaga, Mexico burned on two separate occasions, February 29, 2008 and March 1, 2009. TxDOT and Texas Pacifico Transportation LTD, the company that operates the Texas Pacifico Railroad, has rebuilt the bridge allowing access to Mexico and increased business potential. On August 4, 2017, Tx DOT announced a $7 million federal grant from The U.S. Department of Transportation to strengthen existing rail infrastructure in Permian Basin. As announced on August 4, the funds were used to rebuild the Presidio-Ojinaga International Rail Bridge and 72 miles of track on the South Orient Rail Line that run from the Mexico border to near Coleman, Texas owned by the state of Texas but maintained and operated by Texas Pacifico Transportation, Ltd. under a lease with TxDOT.

In addition, the railroad track between Alpine and Presidio may be upgraded as traffic requires through the area. The upgrade capital improvements required on the Texas Pacifico Railroad to transport significant volumes of traffic are estimated by TxDOT to be in the range of $100 million to $150 million. Our ultimate business plan to market refined products into Western Mexico and to export refined products to Latin America will depend upon the capital investment on the Texas Pacifico Railroad. There is no assurance that these capital improvements will be made. If these capital improvements are not made, our business prospects for Mexico exports on the TXPF could be materially negatively impacted. The funding by TxDOT and Texas Pacifico/Ferromex for the completion of the international bridge at Presidio/Ojinaga, which has now occurred, is a very positive sign that upgrades to the Texas Pacifico line from Fort Stockton to Presidio are to follow the freight traffic commitments to and from Mexico-otherwise it becomes a “bridge to nowhere”.

The Company business plan may also include marketing diesel, gasoline and other refined products in the western areas of Mexico and to transport those products along Grupo Mexico’s/Ferromex rail lines to the Mexican port of Topolobampo located on the Gulf of Mexico for export to Latin America. This business plan depends on the completion of the track upgrades and the completion of the bridge at Presidio/Ojinaga. The Company believes that the market exists in Western Mexico and in Latin America for the refined products that it plans to ship, but it has no arrangements currently in place to market and sell its products in those areas.

With the proposed Company terminal and storage facilities and the trading company operations, the Company will have additional rail and ship/barge access to eastern Mexico areas and to other Latin America destinations from the Texas Gulf Coast. The Company believes that the market exists in Eastern Mexico and in Latin America for the refined products that it plans to ship, but it has no arrangements currently in place to market and sell its products in those areas.

Construction of the Projects

The Distillation Units would cover approximately 15 acres each of the 126 acres property which is owned. The Company is under contract to purchase an additional 119 acres. One or more of the CDU’s and the rail facilities are planned for both properties. The Large Refinery, if built, would cover approximately 250 acres which is not owned currently. Before construction of any of the Projects can commence, the Company must obtain all required permits. Constructing of the Projects will require a significant number of governmental permits and approvals. The principal permit for the construction of the Projects is the air quality permit issued by TCEQ and significant construction will not begin until we have received it. On August 30, 2017, we received approval from the TCEQ for the air quality permit for the 1st Distillation Unit. Trinity Consultants, the Company’s air quality permit advisor, estimates it will take approximately 15 to 18 months to obtain the air quality permit for the Large Refinery, once filed. The other principal permits for the Projects that will be required are the following:

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

The Company has hired VFuels Oil & Gas Engineering and Saulsbury Industries (the “EPCs”) with respect to the construction of the 1st CDU. The total indicated cost estimate including continencies and owner costs plus or minus 10% is $105 Million for the 1st CDU. Once we close on the financing and issue the notice to proceed, the completion and start-up date guaranteed by the EPCs is 15 months. We expect the 2nd CDU to be less in cost than the 1st CDU and the Hydrotreater capex to be in the range of $25,000,000. The total indicated cost of the 1st CDU, the 2nd CDU and the Hydrotreater is in the range of $200 million.

The Company has hired KP Engineering to advise it with respect to the construction of the Refinery. KP Engineering has prepared a preliminary report regarding the estimated cost and time-line for construction of the Refinery. KP Engineering has estimated the cost of a 50,000-bpd refinery to be approximately $500 million and the cost of a 100,000 bpd refinery to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed. KP Engineering has estimated that the completion of the Large Refinery would take from 15 to 18 months following the receipt of the air quality permit.

Building a complex refinery is a costly and time-consuming process. The preliminary report from KP Engineering must be followed by other detailed engineering reports. But these reports are all essential to the financing of the construction and development of the Refinery.

Employees

As of April 30, 2019, we had no employees and our executive officer, and our two directors had not received any compensation. We contract for all professional services when needed.

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

On July 28, 2017, we acquired the 126-acre parcel of the land, which is the site for our planned Distillation Unit, at a purchase price of $550 per acre, or $67,088. We continue to negotiate with the seller of the property to acquire an additional 119-acre parcel.

Item 3: Legal Proceedings.

None.

Item 4: Mine Safety Disclosures.

Not Applicable.

Table of Conens

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our Class A common stock has been listed on the OTC Pink under the symbol "MMEX". The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the OTC Pink tier. The following table indicates the quarterly high and low bid price for our Class A common stock for the fiscal years ending April 30, 2019 and 2018. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions. On September 14, 2018, the Company amended its articles of incorporation to provide for a 1 for 100 reverse stock split of our Class A and Class B common shares. The Company has given retroactive effect to the reverse stock split for all periods presented.

	High	Low
Fiscal year ended April 30, 2018
Quarter ended July 31, 2017	$2.09	$0.60
Quarter ended October 31, 2017	$2.49	$0.76
Quarter ended January 31, 2018	$1.82	$0.36
Quarter Ended April 30, 2018	$0.76	$0.24

Fiscal year ended April 30, 2019
Quarter ended July 31, 2018	$0.52	$0.29
Quarter ended October 31, 2018	$0.48	$0.11
Quarter ended January 31, 2019	$0.40	$0.05
Quarter Ended April 30, 2019	$0.10	$0.01

On July 24, 2019, the closing bid price of the Common Stock as reported on the OTC Pink was $.0011.

The number of holders of record of the Company's common stock as of April 30, 2019 was 157 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2019.

Recent Sales of Unregistered Securities not previously reported in the Company's Form 10-Q

During the fourth quarter ended April 30, 2019, we issued a total of 15,680,450 unregistered shares of our Class A common stock: 273,552 shares for services valued at $11,121 and 15,406,898 shares for conversion of debt valued at $280,408.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a) (d)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders (1)	3,789,293	$0.51	0
Total	3,789,293	$0.51	0

(1) Consists of warrants to purchase 1,789,293 Class A common shares, options to purchase 1,000,000 Class A common shares and 1,000,000 Class B common shares.

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

Overview

Business Plan

MMEX Resources Corporation was formed as a Nevada corporation in 2005. The current management team lead an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed on September 23, 2010 and changed the Company’s name to MMEX Mining Corporation on February 11, 2011. As of April 12, 2016, the Company changed its name from MMEX Mining Corporation to MMEX Resources Corporation to reflect the change in its business plan to an energy focus in the Americas.

We are a development stage company engaged in the exploration, extraction, refining and distribution of oil, gas, petroleum products and electric power. We plan to focus on the acquisition, development and financing of oil, gas, refining and electric power projects in the Americas using the expertise of our principals to identify, finance and acquire these projects.

The most significant focus of our current business plan is to build crude oil distillation and refining facilities in the Permian Basin in West Texas. We intend to implement our current business plan now in several phases, First, through our subsidiary, Pecos Refining, we intend to build and commence operation of one 10,000 bpd crude oil Distillation Unit, now permitted by the TCEQ, that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha and residual fuel oil to be sold to other refiners. In additional phases as separate projects we are contemplating building a second and possibly a third CDU with capacity of 10,000 bpd each. A later fourth phase may include the building and operation of the Large Refinery with up to 100,000 bpd capacity in West Texas. We contemplate that these projects will be built on land owned or land being negotiated for purchase by the Company.

Initially, Pecos Refining, the owner of the 1st Distillation Unit, and the other entities we may form to own and operate the 2nd and 3rd Distillation Units, the Hydrotreater and the Large Refinery will be wholly-owned subsidiaries of the Company. However, the construction of the Distillation Units, Hydrotreater and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that these Subsidiaries will obtain equity and debt financing to finance the cost of construction. We anticipate these Subsidiaries will be able to finance approximately 65 to 70% of the total costs of the Distillation Units and the Large Refinery through debt financing, and the remaining 35 to 30% of the total costs would be financed through equity investments. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership will be diluted. We intend to retain managerial control of the Subsidiaries; however, our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries.

We plan on marketing and distributing refined products in the Western areas of the United States and Mexico, and we may export product to Latin America. The Projects will be located on the Texas Pacifico Railroad rail route 20 miles Northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad. Once needed repairs are finished to the tracks and railway, the Texas Pacifico Railroad will connect to the Ferromex RR in Ojinago, Mexico, giving us access to the western Mexico markets.

The Company has hired VFuels Oil & Gas Engineering and Saulsbury Industries (the “EPCs”) with respect to the construction of the 1st CDU. The total indicated cost estimate including continencies and owner costs plus or minus 10% is $105 Million for the 1st CDU. Once we close on the financing and issue the notice to proceed, the completion and start-up date guaranteed by the EPCs is 15 months. We expect the 2nd CDU to be less in cost than the 1st CDU and the Hydrotreater capex to be in the range of $25,000,000. The total indicated cost of the 1st CDU, the 2nd CDU and the Hydrotreater is in the range of $200 million.

According to a report the Company received from KP Engineering, the cost of a 50,000-bpd refinery is estimated to be approximately $500 million and the cost of a 100,000-bpd refinery is estimated to be approximately $850 million. These estimates are only preliminary estimates and are subject to substantial change when additional engineering is completed.

Constructing the Projects will require a significant number of governmental permits and approvals. The principal permit for the construction of any of the Projects is the Air Permit issued by TCEQ and significant construction will not begin until we have received the Air Permit. The Company has received the Air Permit for the 1st Distillation Unit. Once the permit is filed for the, it may take approximately 18 months to obtain the Air Permit for the Large Refinery.

Through April 30, 2019, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net loss of $3,986,830 or $(0.13) per share, for the fiscal year ended April 30, 2019, compared to net income of $2,229,620, or $0.00 per share, for the fiscal year ended April 30, 2018. As discussed below, the net income or loss for any fiscal year fluctuates materially due to non-operating gains and losses.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased $214,698 to $1,331,096 for the year ended April 30, 2019 from $1,116,398 for the year ended April 30, 2018. The increase is due to additional professional fees, salaries, travel and other expenses associated with securing debt financing, administrative activities of our proposed refinery project.

Refinery Start-Up Costs

During the year ended April 30, 2019, the expenditures for the development of our proposed crude oil refinery in Pecos County, Texas decreased from the prior fiscal year due to financing constraints. We expense all costs incurred prior to opening the refinery, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $531,983 and $828,609 for the years ended April 30, 2019 and 2018, respectively.

Depreciation and Amortization Expense

Our depreciation and amortization expenses increased to $30,914 for the year ended April 30, 2019 from $1,851 for the year ended April 30, 2018. The increase in the current year is due to depreciation of refinery land improvements and amortization of refinery land easements.

Other Income (Expense)

Our interest expense increased $48,327 to $1,976,307 for the year ended April 30, 2019 from $1,927,980 for the year ended April 30, 2018. The increase in interest expense is due to interest accrued on an increased level of convertible debt during the current fiscal year, including amortization of debt discount.

For the year ended April 30, 2019, we reported a loss on derivative liabilities of $128,860. For the year ended April 30, 2018, we reported a gain on derivative liabilities of $4,604,471. The gain on derivative liabilities in the prior fiscal year resulted primarily from the exercise of substantially all warrants.

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

We reported a gain on extinguishment of debt of $14,239 for the year ended April 30, 2019 compared to a gain on extinguishment of debt of $409,716 for the year ended April 30, 2018. The gain on extinguishment of debt generally results from the settlement and extinguishment of convertible notes payable, preferred stock and certain accounts payable and accrued expenses. Where shares of our Class A common stock are issued in extinguishment of debt, we record the value of the shares issued at the current market price, which at times differs from the book value of the debt extinguished, resulting in a gain or loss on extinguishment of debt.

For the year ended April 30, 2019, we reported a loss on conversion of debt to common stock of $1,909. We had no gain or loss on conversion of debt for the year ended April 30, 2018.

We reported a gain on assignment and assumption agreement of $1,090,271 for the year ended April 30, 2018. On September 18, 2017, the Company, the members of LatAm and William B. Short (“Short”), an unrelated individual, entered into an Assignment and Assumption Agreement pursuant to which Short acquired the member interests in LatAm, thereby acquiring all the assets and assuming all the liabilities of MCCH, MCC and CC. Short agreed to assume all liabilities and hold the Company harmless from any and all liabilities (contingent or otherwise). In consideration therefor, we issued Short 10,000,000 shares of Class A common stock, valued at $110,000, or $0.011 per share, equal to the market value of the stock on the date of the agreement, which amount was recorded as a reduction of the gain on Assignment and Assumption Agreement. We did not have similar gain for the year ended April 30, 2019.

Net Income (Loss)

As a result of the above, we reported a net loss of $3,386,830 for the year ended April 30, 2019. For the year ended April 30, 2018, we reported net income of $2,229,620.

Non-Controlling Interest in (Income) Loss of Consolidated Subsidiaries

We had no non-controlling interest in net income or loss of consolidated subsidiaries for the year ended April 30, 2019 due to no activity in the consolidated subsidiaries. Non-controlling interest in income of consolidated subsidiaries was $388,314 for the year ended April 30, 2018 resulting primarily from elimination of the accounts of MCCH, MCC and CC pursuant to an Assignment and Assumption Agreement entered into on September 18, 2017.

Net Loss Attributable to the Company

Net loss attributable to the Company was the same as net loss of $3,986,830 for the year ended April 30, 2019. Net income attributable to the Company was $1,841,306 for the year ended April 30, 2018.

Liquidity and Capital Resources

Working Capital

As of April 30, 2019, we had current assets of $94,137, comprised of cash of $55,188 and prepaid expenses and other current assets of $38,949, and current liabilities of $3,813,739, resulting in a working capital deficit of $3,719,602. Included in our current liabilities as of April 30, 2019 are derivative liabilities of $1,825,596, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2019 and 2018 were as follows:

	2019	2018

Cash, Beginning of Year	$304,173	$54,513
Net Cash Used in Operating Activities	(1,934,078)	(1,563,091)
Net Cash Used in Investing Activities	(260,812)	(303,120)
Net Cash Provided by Financing Activities	1,945,905	2,115,871

Cash, End of Year	$55,188	$304,173

We used net cash of $1,934,078 in operating activities for the year ended April 30, 2019 as a result of net loss attributable to the Company of $3,986,830, non-cash gain of $14,239, increase in prepaid expenses and other current assets of $33,949 and decrease in accounts payable of $1,880, partially offset by non-cash expenses totaling $1,948,042 and an increase in accrued expenses of $154,778.

In comparison, we used net cash of $1,563,091 in operating activities for the year ended April 30, 2018 as a result of net income attributable to the Company of $1,841,306, non-controlling interest in income of consolidated subsidiaries of $388,314, non-cash expenses totaling $2,070,953 and increases in accounts payable of $127,890 and accrued expenses of $118,804, offset by non-cash gains totaling $6,104,458 and increases in prepaid expenses and other current assets of $5,000 and deposits of $900.

Net cash used in investing activities was $260,812 and $303,120 for the years ended April 30, 2019 and 2018, respectively, comprised on the purchase of property and equipment.

Net cash provided by financing activities was $1,945,905 for the year ended April 30, 2019, comprised of net proceeds from convertible notes payable of $2,032,653 and proceeds from the issuance of common stock of $116,252, partially offset by repayments of convertible notes payable of $203,000.

By comparison, we had net cash provided by financing activities of $2,115,871 for the year ended April 30, 2018, comprised of net proceeds from convertible notes payable of $1,831,500 and proceeds from the issuance of common stock of $284,371.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $39,064,118 and a total stockholders’ deficit of $3,363,675 at April 30, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, as well as capital contributions by our subsidiaries' partners, and we expect to continue to seek additional funding through private or public equity and debt financing.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, raise substantial doubt that we may be able to continue as a going concern for a reasonable period of time.

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

During the year ended April 30, 2019, we issued an aggregate of $2,302,600 principal amount of convertible notes resulting in net proceeds to us of $2,032,653. The notes are due and payable on various dates through October 16, 2020 and bear interest at rates ranging from 8% to 12%. The notes are convertible into shares of our Class A common stock at a discount from the lowest price during certain measurement periods prior to the date of conversion. In order to redeem the notes, we will be required to pay redemption premiums that range from 18% to 50% of the principal amounts of the notes, depending upon the date of redemption. The notes also contain penalty provisions in the event of our default in repayment of the notes (if not converted by the holder into shares of common stock) on the first anniversary after issuance. See Note 8 to our financial statements for a detail description of each note issued during the year ended April 30, 2019. During the year ended April 30, 2019, $1,210,304 total principal of convertible notes was converted into shares of our Class A common stock.

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

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The Company may not redeem the note after the first 180 days after issuance.

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matures on June 19, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no material changes to our significant accounting policies during the year ended April 30, 2019. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2019 and 2018

Consolidated Statements of Operations for the years ended April 30, 2019 and 2018

Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended April 30, 2019 and 2018

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

28

1.

As of April 30, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of April 30, 3019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.

As of April 30, 2019, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2019, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended April 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action. Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2020.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	72	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	64	Director	2010

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2019, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 3019. There were no stock option awards outstanding at April 30, 2019 to our non-executive directors:

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2019 and 2018.

Summary Compensation Table

Name and B. Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2019	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2018	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the years ended April 30, 2019 and 2018, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $350,931 and $123,986, respectively. Amounts included in accounts payable due to Maple Resources totaled $9,403 and $5,583 as of April 30, 2019 and 2018, respectively.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock awards other than stock options. At April 30, 2019, we had no outstanding stock options or other equity awards.

As a condition for entering into an October 9, 2018 convertible debenture, the lender required affiliates of our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the GS pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 1,000,000 Class A Shares and 1,000,000 Class B Shares at $0.08 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 12, 2019, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 271,588,167 shares of Class A common stock and 15,000,000 shares of Class B common stock outstanding on July 12, 2019. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 12, 2019 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

	Class A common stock		Class B common stock
Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Shares	Percentage Ownership of Class	Voting Power (6)
Jack W. Hanks (2)(3)(4)	3,811,496	1.40%	14,900,000	93.13%	35.32%
Bruce N. Lemons (4)(5)	2,331,733	0.86%	1,100,000	6.87%	3.08%
All directors and officers as a group (two persons)	6,143,229	2.26%	1,500,000,000	100.00%	38.40%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3616 Far West Blvd, #117-321, Austin, Texas 78731.
(2)

Class A common shares for Mr. Hanks include: (i) 381,763 shares held by The Maple Gas Corporation, (ii) 1,352,683 shares held by Maple Structure Holdings, LLC, (iii) 362,551 shares held by Maple Resources Corporation; (iv) 814,499 shares held by Leslie Doheny-Hanks, wife of Mr. Hanks and (v) 900,000 shares to be received by Maple Resources Corporation upon its exercise of an option to purchase such shares at a price of $0.08 per share. The option expires in December 2028.

(3)

Class B common shares for Mr. Hanks include: (i) 14,000,000 shares held by Maple Resources Corporation and (ii) 900,000 shares to be received by Maple Resources Corporation upon its exercise of an option to purchase such shares at a price of $0.08 per share. The option expires in December 2028.

(4)

Class A common shares for Mr. Lemons Include: (i) 1,904,364 shares of Class A common stock held by BNL Family Trust, (ii) 327,369 shares of Class A common stock held by AAM Investments, LLC and (iii) 100,000 shares to be received by BNL Family Trust upon its exercise of an option to purchase such shares from Maple Resources Corporation at a price of $0.08 per share. The option expires in December 2028. Mr. Lemons and his family are the beneficiaries of BNL Family Trust. AAM Investments, LLC is indirectly owned by BNL Family Trust, a trust established for the benefit of Mr. Lemons and his family.

(5)

Class B common shares for Mr. Lemons include: (i) 1,000,000 shares to be received by BNL Family Trust upon its exercise of an option expiring in March 2022 to purchase such shares from Maple Resources Corporation at a price of $0.20 per share and (ii) 100,000 shares to be received by BNL Family Trust upon its exercise of an option expiring in December 2018 to purchase such shares from Maple Resources Corporation at a price of $0.08 per share.

(6)	Shares of Class B common stock have ten votes per share, and shares of Class A common stock have one vote per share.

Item 13. Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Contractual Agreements

On March 4, 2017, the Company entered into an agreement with Maple Resources Corporation (“Maple Resources”), a related party owned by Mr. Jack W. Hanks, to acquire Maple Resources’ business plan to build a $450 million, 50,000 barrels per day capacity crude oil refinery in Pecos County, Texas in exchange for the issuance of 7 billion shares of common stock. The Company issued 15,000,000 shares of common stock on March 4, 2017. Subsequently, the Company amended and restated its articles of incorporation to authorize Class A and Class B common stock. Upon such amendment and restatement, Maple Resources agreed to waive its right to receive the remainder of the 7 billion shares of common stock and the 1.5 billion shares already issued were designated as Class B common stock. The Class B common stock is identical to the Class A common stock except that the Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The 15,000,000 Class B common stock issued to Maple Resources was valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs.

Maple Resources subsequently granted BNL Family Trust (“BNL”), a related party to Mr. Lemons, an option to purchase 1,000,000 shares of Class B common stock from Maple Resources at a price of $0.20 per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

As a condition for entering into an October 9, 2018 convertible debenture, the lender required Maple Resources and BNL, affiliates of Jack W. Hanks and Bruce Lemons, respectively, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 1,000,000 of Class A Shares and 1,000,000 of the Class B Shares at $0.08 per share. The options expire in December 2028. The value of the derivative associated with the option was estimated at $42,217, which amount was charged to expense.

Consulting Fees and Expense Reimbursement

During the years ended April 30, 2019 and 2018, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources, a related party controlled by our President and CEO, totaling $350,931 and $123,986, respectively. Amounts included in accounts payable due to Maple Resources totaled $9,403 and $5,583 as of April 30, 2019 and 2018, respectively.

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our Class A common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. During the year ended April 30, 2019, we issued a total of 193,965 Class A common shares valued at $11,166 to the related party. A gain on extinguishment of debt of $3,835 related to this compensation arrangement was recorded as a contribution to capital in the year ended April 30, 2019.

Accrued Expenses

Accrued expenses, consisting of consulting fees, to related parties totaled $41,036 as of April 30, 2019 and 2018.

Item 14: Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2019 and 2018:

	2019	2018

Audit Fees (a)	$25,500	$30,500

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2019, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

Item 15: Exhibits

(a) (3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (1)
3.3	Amendment to Amended and Restated Articles of Incorporation (4)
4.1	Form of Warrant to Purchase Common Stock (2)
4.2	10% Convertible Note due September 18, 2019, payable to GS Capital Partners LLC (5)
4.3	10% Convertible Debenture due October 5, 2019, payable to GS Capital Partners LLC (5)
4.4	9% Convertible Note due April 4, 2020, payable to Geneva Roth Remark Holdings, Inc. (6)
4.5	12% Convertible Note due January 11, 2020, payable to One44 Capital LLC (6)
4.6	12% Convertible Note due January 17, 2020, payable to JSJ Investments, Inc. (6)
4.7	10% Convertible Note due January 31, 2020, payable to Auctus Fund, LLC (6)
4.8	10% Convertible Note due February 20, 2020, payable to GS Capital Partners LLC*
4.9	10% Convertible Note due May 7, 2020, payable to Odyssey Capital Funding LLC*
4.10	10% Convertible Note due June 19, 2020, payable to Odyssey Capital Funding LLC*
10.1	Stock Purchase Agreement, dated March 4, 2017, by and between MMEX Resources Corporation and Maple Resources Corporation (7)
10.2	Option Agreement, dated December 11, 2018, by and among MMEX Resources Corporation, Maple Resources Corporation and BNL Family Trust (6)
21.1	Subsidiaries (3)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). *
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
_____________

*	Filed herewith.
(1)	Filed as exhibit to Report on Form 8-K filed on April 3, 2017.
(2)	Filed as exhibit to Report on Form 10-K filed on August 11, 2011.
(3)	Filed as exhibit to Form S-1 Registration Statement No. 333-218958.
(4)	Filed as exhibit to Report on Form 8-K filed on October 12, 2018
(5)	Filed as exhibit to Form S-3 Registration Statement No. 333-228746
(6)	Filed as exhibit to Report on Form 10-Q filed on March 12, 2019
(7)	Filed as exhibit to Report on Form 8-K filed on March 10, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 26, 2019	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 26, 2019
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 26, 2019
Bruce N. Lemons

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MMEX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the Company) as of April 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Houston, TX

July 26, 2019

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30,
	2019	2018
Assets

Current assets:
Cash	$55,188	$304,173
Prepaid expenses and other current assets	38,949	5,000
Total current assets	94,137	309,173

Property and equipment, net	531,167	301,269
Deposit	900	900

Total assets	$626,204	$611,342

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$706,192	$708,072
Accrued expenses	307,078	240,404
Accrued expenses – related party	41,036	31,633
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at April 30, 2019 and 2018, respectively	75,000	75,000
Convertible notes payable, net of discount of $869,433 and $504,590 at April 30, 2019 and 2018, respectively	783,836	328,183
Derivative liabilities	1,825,596	996,603
Total current liabilities	3,813,739	2,454,896

Long-term liabilities:
Convertible notes payable, net of discount of $263,960 and $258,932 at April 30, 2019 and 2018, respectively	176,140	102,368

Total liabilities	3,989,879	2,557,264

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 10,000,000,000 shares authorized, 53,172,427 and 21,274,369 shares issued and outstanding at April 30, 2019 and 2018, respectively	53,174	21,274
Class B: 2,000,000,000 shares authorized, 15,000,000 shares issued and outstanding at April 30, 2019 and 2018, respectively	15,000	15,000
Additional paid-in capital	35,622,398	33,085,221
Non-controlling interest	9,871	9,871
Accumulated (deficit)	(39,064,118)	(35,077,288)
Total stockholders’ deficit	(3,363,675)	(1,945,922)

Total liabilities and stockholders’ deficit	$626,204	$611,342

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2019	2018

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,331,096	1,116,398
Refinery start-up costs	531,983	828,609
Depreciation and amortization	30,914	1,851

Total operating expenses	1,893,993	1,946,858

Loss from operations	(1,893,993)	(1,946,858)

Other income (expense):
Interest expense	(1,976,307)	(1,927,980)
Gain (loss) on derivative liabilities	(128,860)	4,604,471
Gain on extinguishment of liabilities	14,239	409,716
Loss on conversion of debt	(1,909)	-
Gain on assignment and assumption agreement	-	1,090,271

Total other income (expense)	(2,092,837)	4,176,478

Income (loss) before income taxes	(3,986,830)	2,229,620
Provision for income taxes	-	-

Net income (loss)	(3,986,830)	2,229,620

Non-controlling interest in income of consolidated subsidiaries	-	(388,314)

Net income (loss) attributable to the Company	$(3,986,830)	$1,841,306

Net income (loss) per common share – basic and diluted	$(0.13)	$0.00

Weighted average number of common shares outstanding:
Basic	31,492,895	15,434,039
Diluted	31,492,895	20,518,516

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statement of Stockholders’ Deficit

Years Ended April 30, 2019 and 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

Balance, April 30, 2017	9,876,162	$9,876	15,000,000	$15,000	$28,014,274	$307,978	$(378,443)	$(36,918,594)	$(8,949,909)

Common shares issued for:
Cash	1,300,960	1,301	-	-	283,070	-	-	-	284,371
Common stock payable	628,469	629	-	-	307,349	(307,978)	-	-	-
Conversion of convertible notes payable and derivative liabilities	5,006,404	5,006	-	-	2,368,656	-	-	-	2,373,662
Accrued expenses	4,400	4	-	-	4,396	-	-	-	4,400
Cashless exercise of warrants	3,550,046	3,550	-	-	1,902,456	-	-	-	1,906,006
Services	400,428	400	-	-	320,293	-	-	-	320,693
Settlement of preferred stock	247,500	248	-	-	200,228	-	-	-	200,476
Settlement of debt	160,000	160	-	-	124,640	-	-	-	124,800
Assignment and assumption agreement	100,000	100	-	-	(440,141)	-	-	-	(440,041)
Net income	-	-	-	-	-	-	388,314	1,841,306	2,229,620

Balance, April 30, 2018	21,274,369	$21,274	15,000,000	$15,000	$33,085,221	$-	$9,871	$(35,077,288)	$(1,945,922)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statement of Stockholders’ Deficit

Years Ended April 30, 2019 and 2018 (continued)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

Balance, April 30, 2018	21,274,369	$21,274	15,000,000	$15,000	$33,085,221	$-	$9,871	$(35,077,288)	$(1,945,922)

Common shares issued for:
Services	699,971	699	-	-	91,231	-	-	-	91,930
Accrued expenses	16,031	16	-	-	6,236	-	-	-	6,252
Conversion of convertible notes payable and derivative liabilities	30,192,113	30,195	-	-	1,236,393	-	-	-	1,266,588
Stock subscription receivable	989,474	989	-	-	115,263	-	-	-	116,252
Reverse split rounding	469	1	-	-	(1)	-	-	-	-
Debt extinguishment	-	-	-	-	3,835	-	-	-	3,835
Settlement of derivative liabilities	-	-	-	-	1,084,220	-	-	-	1,084,220
Net loss	-	-	-	-	-	-	-	(3,986,830)	(3,986,830)

Balance, April 30, 2019	53,172,427	$53,174	15,000,000	$15,000	$35,622,398	$-	$9,871	$(39,064,118)	$(3,363,675)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to the Company	$(3,986,830)	$1,841,306
Non-controlling interest in income of consolidated subsidiaries	-	388,314
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	30,914	1,851
Stock-based compensation	91,930	321,443
Convertible note issued for commitment fee	-	80,000
Interest expense added to convertible note principal	39,600	104,448
Loan fees added to convertible note principal	25,000	-
Interest expense from issuance of stock options	42,217	-
Loss (gain) on derivative liabilities	128,860	(4,604,471)
Gain on assignment and assumption agreement	-	(1,090,271)
Gain loss on extinguishment of liabilities	(14,239)	(409,716)
Loss on conversion of debt	1,909	-
Amortization of debt discount	1,587,612	1,563,211
Increase in prepaid expenses and other current assets	(33,949)	(5,000)
Increase in deposits	-	(900)
Increase in liabilities:
Accounts payable	(1,880)	127,890
Accrued expenses	154,778	118,804
Net cash used in operating activities	(1,934,078)	(1,563,091)

Cash flows from investing activities:
Purchase of property and equipment	(260,812)	(303,120)
Net cash used in investing activities	(260,812)	(303,120)

Cash flows from financing activities:
Proceeds from convertible notes payable	2,032,653	1,831,500
Proceeds from issuance of common stock	116,252	284,371
Repayments of convertible notes payable	(203,000)	-
Net cash provided by financing activities	1,945,905	2,115,871

Net increase (decrease) in cash	(248,985)	249,660
Cash at the beginning of the period	304,173	54,513
Cash at the end of the period	$55,188	$304,173

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows (continued)

	Years Ended April 30,
	2019	2018
Supplemental disclosure:
Interest paid	$104,990	$-
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	1,264,679	2,307,791
Common stock issued for accrued expenses	5,000	4,400
Settlement of derivative liability	1,084,220	-
Derivative liabilities for debt discount	1,742,136	1,927,676
Increase in common stock for reverse stock split rounding	1	-
Related party gain on shares issued for services	3,835	-
Common stock issued for common stock payable	-	307,978
Settlement of convertible preferred stock and accrued interest for common stock	-	200,476
Common stock and additional paid-in capital for derivative liabilities in cashless exercise of warrants	-	1,906,006
Settlement of convertible notes payable and accrued interest for common stock	-	124,800
Accrued interest payable added to convertible note principal	-	8,723

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2019 and 2018

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

Property and equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated or amortized using the straight-line method over the estimated useful life or legal life of the related asset as follows:

Office furniture and equipment	10 years
Computer equipment and software	5 years
Refinery land improvement	15 years
Refinery land easements	10 years

The refinery land easements owned by the Company have a legal life of 10 years.

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

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

April 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$996,603	$-	$-	$996,603

Revenue Recognition

Effective May1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, as amended, using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. To date, the Company has no operating revenues; therefore, there was no cumulative effect of adopting the new standard and no impact on our financial statements. The new standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Refinery start-up costs

Costs incurred prior to opening the Company’s proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as start-up costs and expensed as incurred.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No expenses were incurred for the years ended April 30, 2019 and 2018, respectively.

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

Basic and diluted income (loss) per share

Basic net income or loss per common share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the year ended April 30, 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share. For the year ended April 30, 2018, potential dilutive securities included 5,084,477 shares issuable for convertible debt.

Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the years ended April 30, 2019 and 2018, the Company recorded share-based compensation to employees of $13,366 and $0, respectively. Effective January 2019, the Company had no employees.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, is effective January 1, 2019 for calendar-year-end public companies, or May 1, 2019 for the Company. Early adoption is permitted. The Company currently does not have any material leases and does not believe the adoption of this new pronouncement will have a material impact on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $39,064,118 and a total stockholders’ deficit of $3,363,675 at April 30, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued expenses, consisting of consulting fees, to related parties totaled $31,633 as of April 30, 2019 and 2018.

During the years ended April 30, 2019 and 2018, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $350,931 and $123,986, respectively. Amounts included in accounts payable due to Maple Resources totaled $9,403 and $5,583 as of April 30, 2019 and 2018, respectively.

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our Class A common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. During the year ended April 30, 2019, we issued a total of 193,965 Class A common shares valued at $11,166 to the related party with the shares valued at the market price on the date of issuance. A gain on extinguishment of debt of $3,835 related to this compensation arrangement was recorded as a contribution to capital in the year ended April 30, 2019.

During the year ended April 30, 2019, we issued to an employee 101,833 shares of our Class A common stock valued at $13,366 with the shares valued at the market price on the date of issuance. The employee was terminated in January 2019.

As a condition for entering into an October 9, 2018 convertible debenture (see Note 8), the lender required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 1,000,000 of Class A Shares and 1,000,000 of the Class B Shares at $0.08 per share. The value of the derivative associated with the option was estimated at $42,217, which amount was charged to expense.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2019	2018

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	67,088	67,088
Refinery land improvements	441,465	200,710
Refinery land easements	37,015	16,958
	570,394	309,582
Less accumulated depreciation and amortization	(39,227)	(8,313)

	$531,167	$301,269

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126-acre parcel is the tract on which the Company intends to build a crude oil refinery (Note 6). Subsequently through April 30, 2019, the Company incurred a total of $478,480 additional costs to acquire certain easements related to the land parcel and make other improvements.

Depreciation and amortization expense totaled $30,914 and $1,851 for the years ended April 30, 2019 and 2018, respectively.

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

On July 28, 2017, we acquired the 126-acre parcel of the land, which is the site for our planned Distillation Unit (Note 5), at a purchase price of $550 per acre, or $67,088. We continue to negotiate with the seller of the property to acquire an additional 381-acre parcel, which is the site for the planned Large Refinery, at a price of $550 per acre, or approximately $210,000. We will be required to obtain additional financing to complete this purchase.

On July 31, 2017, we filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to obtain an air quality permit and obtained permit approval from the TCEQ on August 30, 2017. Accordingly, we will begin construction on the Distillation Unit on 15 acres of our 126-acre tract as soon we receive adequate financing to do so.

Completion of the Refinery Project will require substantial equity and debt financing and is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2019	2018

Accrued payroll	$30,090	$30,090
Accrued consulting	4,500	5,000
Accrued interest	209,947	142,773
Other	62,541	62,541

	$307,078	$240,404

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at April 30:

	2019	2018

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $45,884 and $38,384 at April 30, 2019 and 2018, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2019	2018
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

Accrued interest payable on convertible notes payable, currently in default, totaled $97,241 and $85,991 at April 30, 2019 and 2018, respectively.

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at April 30:

	2019	2018
Note payable to an accredited investor, maturing September 21, 2019, with interest at 8%, convertible into common shares of the Company at a defined variable exercise price	$47,269	$220,000
Note payable to an accredited investor, maturing September 13, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	110,000	-
Note payable to an accredited investor, maturing September 18, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	70,000	-
Original issue discount convertible debenture to an accredited investor, maturing October 5, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	600,000	-
Note payable to an accredited investor, maturing January 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	136,000	-
Note payable to an accredited investor, maturing January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	120,000	-
Note payable to an accredited investor, maturing January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	125,000	-
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	125,000	-
Note payable to an accredited investor, maturing February 20, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	110,000	-
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	100,000	-
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	55,000	-
Note payable to an accredited investor, maturing January 24, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	55,000	-
Note payable to an accredited investor, maturity date extended to September 21, 2019, with interest at 10%, converted in full into shares of Class A common stock	-	120,000
Note payable to an accredited investor, maturing March 14, 2019, with interest at 12%, paid in full in September 2018	-	125,000
Note payable to an accredited investor, maturing November 30, 2018, with interest at 12%, converted in full into shares of Class A common stock	-	83,000
Note payable to an accredited investor, maturing January 23, 2019, with interest at 8%, converted in full into shares of Class A common stock	-	173,000
Note payable to an accredited investor, maturing November 13, 2018, with interest at 12%, converted in full into shares of Class A common stock	-	111,773
Total	1,653,269	832,773
Less discount	(869,433)	(504,590)

Net	$783,836	$328,183

Effective March 21, 2018, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) an 8% convertible note in the principal amount of $220,000. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by Auctus into shares of common stock) on the maturity date of March 21, 2019. During the year ended April 30, 2019, the maturity date of the note was extended to September 21, 2019 and an extension fee of $15,000 was added to the note principal. During the year ended April 30, 2019, Auctus converted principal of $187,731 into Class A common shares of the Company, resulting in a principal balance of $47,269 as of April 30, 2019.

Effective September 13, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 13, 2019. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2019.

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The note matures on September 13, 2019. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of April 30, 2019.

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six-month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The debenture matures on October 5, 2019. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. The debenture had a principal balance of $600,000 as of April 30, 2019. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, have pledged their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company.

Effective January 4, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 9% convertible note in the principal amount of $136,000. The note was issued at a discount, resulting in the Company’s receipt of $125,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the average of the three lowest trading prices during the 20 days prior to conversion. The note matures on January 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $136,000 as of April 30, 2019.

Effective January 11, 2019, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matures on January 11, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $120,000 as of April 30, 2019.

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matures on January 17, 2020. The Company may redeem the note at redemption prices ranging from 135% to 150% during the first 180 days after issuance. The note had a principal balance of $125,000 as of April 30, 2019.

Effective January 31, 2019, the Company issued and delivered to Auctus a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matures on January 31, 2020. The Company may redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of April 30, 2019.

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount and the Company received net proceeds of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.08 per share and thereafter at 40% discount from the lowest trading price during the 20 days prior to conversion. The note matures on February 20, 2020. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2019.

Effective February 27, 2019, the Company issued and delivered to One44 a 10% convertible note in the principal amount of $100,000. The Company received net proceeds of $95,000 after payment of $5,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matures on February 27, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $100,000 as of April 30, 2019.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $52,500 after payment of $2,500 of the fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. During the first 150 days the Note is in effect, the Company may redeem the note at a redemption price of 135%. The Company may not redeem the note after 150 days from the issuance date. The note had a principal balance of $55,000 as of April 30, 2019.

Effective April 24, 2019, the Company issued and delivered to EMA Financial, LLC (“EMA”) a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $3,750 of the fees and expenses of the lender and its counsel. EMA, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to the day the notice of conversion is received by the Company. The note matures on January 24, 2020. During the first 180 days the Note is in effect, the Company may redeem the note at redemption prices ranging from 120% to $140%The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $55,000 as of April 30, 2019.

Effective March 14, 2018, the Company issued and delivered to JSJ a 12% convertible note in the principal amount of $125,000. The note was issued at a discount, resulting in the Company’s receipt of $115,750 after payment of $3,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 120% plus accrued interest. The redemption price thereafter increases to 125%, plus accrued interest, until the 120th day from issuance, and thereafter increases to a redemption price of 145% plus accrued interest until the 180th day after issuance and 150% plus accrued interest until the maturity date of March 14, 2019. JSJ, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a price 40% discount from the lowest trading price during the 20 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by JSJ into shares of common stock) on the maturity date of March 14, 2019. The note had a principal balance of $125,000 as of April 30, 2018 and was paid in full in September 2018.

Effective March 21, 2018, the Company issued and delivered to One44 a 10% convertible note in the principal amount of $120,000. The Company received $114,000 of note proceeds after payment of $6,000 of the fees and expenses of the lender and its counsel. The convertible note was purchased from One44 by GS on September 18, 2018. The Company can redeem the note at any time prior to 60 days from the issuance date at a redemption price of 130% of principal and accrued interest. The redemption price thereafter increases to 140% of principal and accrued interest, after 60 days until 120 days from the issuance date and 145% of principal and accrued interest after 120 days until the 180 days after issuance. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a 40% discount from the lowest trading price during the prior 20 trading days including the day the notice of conversion is received by the Company, with a floor of $0.03 per share until the 180th day after issuance. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by GS into shares of common stock) on the maturity date of March 21, 2019. During the year ended April 30, 2019, GS converted $120,000 principal into Class A common shares of the Company, extinguishing the note in full.

Effective May 1, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $78,000. After deducting $3,000 of lender expenses, the Company received $75,000 of net proceeds. Power Up, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company could prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note could not be prepaid. The note also contained penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of February 15, 2019. The note was paid in full in October 2018.

Effective July 10, 2018, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $68,000. After deducting $3,000 of lender expenses, the Company received $65,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of April 30, 2019. Effective November 5, 2018, Power Up assigned the convertible note to Redstart Holdings Corp. (“Redstart”). As of April 30, 2019, Redstart had converted in full the $68,000 note into Class A common shares of the Company.

Effective August 16, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $53,000. After deducting $3,000 of lender expenses, the Company received $50,000 of net proceeds. Power Up, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 39% discount from the average of the two lowest trading prices during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing in 5% increments each 30-day period thereafter until 180 days from issuance, after which the note may not be prepaid. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of May 30, 2019. Effective November 5, 2018, Power Up assigned the convertible note to Restart. As of April 30, 2019, Redstart had converted in full the $53,000 note into Class A common shares of the Company.

Effective February 16, 2018, the Company issued and delivered to Power Up a 12% convertible note in the principal amount of $83,000. The Company received proceeds of $80,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option beginning August 15, 2018, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the average of the two lowest trading price during the 20 days prior to conversion. The Company may prepay the note at a 20% redemption premium during the first 30 days after issuance, increasing to 25% after 30 days from issuance, 33% after 60 days from issuance, 35% after 90 days from issuance, 40% after 120 days from issuance and 45% after 150 days from issuance. After the expiration of 180 days after issuance, the Company has no right of prepayment. The note also contains penalty provisions in the event of our default in repayment of the note (if not converted by Power Up into shares of common stock) on the maturity date of November 30, 2018. During the year ended April 30, 2019, the note was converted in full into shares of the Company’s Class A common stock.

Effective January 19, 2018, the Company issued and delivered to GS an 8% convertible note in the principal amount of $173,000. The note was issued at a discount, resulting in the Company’s receipt of $150,000 after payment of $8,000 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The note matures on January 23, 2019. The Company may redeem the note at redemption prices ranging from 118% to 133% during the first 180 days after issuance. During the year ended April 30, 2019, the note was converted in full into shares of the Company’s Class A common stock.

Effective November 13, 2017, the Company issued and delivered to Power Up Lending Group Ltd (“Power Up”) a 12% convertible note in the principal amount of $111,773. The note was issued at a discount, resulting in the Company’s receipt of $97,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Power Up, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock (i) during the first 180 days, at a price of $.03 per share of common stock and (ii) thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The note had a maturity date of November 14, 2018. During the year ended April 30, 2019, the note was converted in full into shares of the Company’s Class A common stock.

Long-Term Convertible Notes Payable

Long-term convertible notes payable consisted of the following at April 30:

	2019	2018

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated September 13, 2018, maturing September 13, 2020	$80,700	$-
Advance dated October 16, 2018, maturing October 16, 2020	246,400	-
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	-

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated October 19, 2017, maturing October 19, 2019	-	183,580
Advance dated December 14, 2017, maturing December 14, 2019, converted in full into shares of Class A common stock	-	123,200
Advance dated February 28, 2018, maturing February 28, 2020, converted in full into shares of Class A common stock	-	54,520

Total	440,100	361,300

Less discount	(263,960)	(258,932)

Total	$176,140	$102,368

Effective September 13, 2018, the Company issued and delivered to Vista Capital Investments, LLC (“Vista”) a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $100,000 on such date and possible future advances). An original issue discount equal to 10% of each advance will be added to principal. The maturity date of advances under the convertible note is two years from the date of each advance. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels.

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the $100,000 advance at inception, resulting in total initial principal of $123,200. Through April 30, 2019, the note was partially converted into shares of the Company’s Class A common stock resulting in a principal balance of $80,700 as of April 30, 2019.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400, which balance was outstanding as of April 30, 2019.

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

The initial advance was issued at a discount, resulting in the receipt of $160,000, net of legal fees paid of $5,000. In addition, an original issue discount of $16,500 and a one-time 12% interest charge of $21,780 was added to the $165,000 advance at inception and a $10,000 penalty was added to note principal in December 2017, resulting in total principal of $213,280. Vista had converted principal of $29,700 into Class A common shares of the Company, resulting in a principal balance of $183,580 as of April 30, 2018. During the year ended April 30, 2019, Vista converted principal of $183,580 into Class A common shares of the Company, extinguishing the note in full.

On December 14, 2017, the Company received proceeds of $100,000 from a second advance under the Vista long-term convertible note. An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the note principal, resulting in total principal of $123,200, which balance was outstanding as of April 30, 2018. During the year ended April 30, 2019, Vista converted principal of $123,200 into Class A common shares of the Company, extinguishing the note in full.

On February 28, 2018, the Company received proceeds of $232,500, net of legal fees paid of $2,500, from a third advance under the Vista long-term convertible note. An original issue discount of $23,500 and a one-time 12% interest charge of $31,020 was added to the note principal, resulting in total principal of $289,520. Through April 30, 2018, Vista converted principal of $235,000 into Class A common shares of the Company, resulting in a principal balance of $54,520 as of April 30, 2018. During the year ended April 30, 2019, Vista converted the remaining $54,520 principal into Class A common shares of the Company, extinguishing the note in full.

Effective February 7, 2019, the Company issued and delivered to Geneva a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2019.

Effective March 25, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on June 25, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2019.

Accrued interest payable on convertible notes payable totaled $66,822 and $18,398 at April 30, 2019 and 2018, respectively.

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

Effective June 19, 2017, the Company entered into agreements with the holders of the outstanding convertible preferred stock pursuant to which $137,500 principal, $359,957 accrued dividends payable and $5,614 derivative liabilities were extinguished through the issuance of a total of 247,500 shares of the Company’s Class A common stock, recognizing a gain on extinguishment of debt of $302,595.

In connection with the settlement of the preferred stock on June 19, 2017, the Company issued 112,500 shares of its Class A common stock to a non-related consultant. The shares were valued at $91,125, based on the closing market price of the stock on the date of issuance, and included in general and administrative expenses for the year ended April 30, 2018.

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2019 and 2018, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the years ended April 30, 2019 and 2018, we had the following activity in our derivative liabilities:

	Options and	Convertible	Preferred
	Warrants	Notes	Stock	Total

Balance, April 30, 2017	$6,299,670	$304,675	$5,656	$6,610,001
New issuances of debt	-	1,927,676	-	1,927,676
Debt conversions and warrant exercises	(1,906,006)	(1,024,983)	(5,614)	(2,936,603)
Change in fair value of derivative liabilities	(4,302,892)	(301,537)	(42)	(4,604,471)

Balance, April 30, 2018	90,772	905,831	-	996,603
New issuances of options, warrants and debt	42,217	1,742,136	-	1,784,353
Debt conversions and warrant exercises	-	(1,084,220)	-	(1,084,220)
Change in fair value of derivative liabilities	(114,926)	243,786	-	128,860

Balance, April 30, 2019	$18,063	$1,807,534	$-	$1,825,596

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of April 30, 2019 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 2.39%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 157% to 175%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 11 – EQUITY PURCHASE AGREEMENT

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

On February 14, 2018, March 19, 2018 and April 2, 2018, the Company delivered put notices to Crown Bridge pursuant to the Equity Purchase Agreement. A total of 1,300,960 Class A common shares were issued to Crown Bridge for total net cash proceeds of $284,371. A fourth put notice, dated April 6, 2018, was delivered to Crown Bridge for 989,474 Class A common shares, which shares were issued in July 2018. The fourth put notice was funded in September 2018 in the amount of $116,252.

The Company’s right to deliver further put notices under the Equity Purchase Agreement was terminated on April 10, 2018, when the listing of our Class A common stock was moved to the OTC Pink.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company currently has authorized 12,010,000,000 shares consisting of 10,000,000,000 shares of Class A common stock, 2,000,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock. The Class A common shares have one vote per share and the Class B common shares have 10 votes per share. No shares of preferred stock have been issued.

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

Stock Issuances

During the year ended April 30, 2019, the Company issued a total of 31,898,058 shares of its Class A common stock: 699,971 shares for services valued at $91,930 resulting in a gain on extinguishment of debt of $14,239; 16,031 shares valued at $6,252 in payment of accrued expenses of $5,000 resulting in a loss on extinguishment of liabilities of $1,252; 30,192,113 shares valued at $1,266,588 in conversion of convertible notes principal of $1,210,304, accrued interest payable of $51,125, and payment of fees of $3,250, resulting in a loss on conversion of debt of $1,909; 989,474 shares for cash of $116,252 pursuant to an Equity Purchase Agreement (Note 11); and 469 shares valued at $1 for reverse split rounding. Settlement of derivative liabilities in the debt conversions totaled $1,084,220.

During the year ended April 30, 2018, the Company issued a total of 11,398,207 shares of its Class A common stock: 1,300,960 shares for cash of $284,371 pursuant to an Equity Purchase Agreement (Note 11); 628,469 shares for common stock payable of $307,978; 400,428 shares for services valued at $320,693; 4,400 shares valued at $4,400 in payment of accrued expenses of $44,000 resulting in a gain on extinguishment of debt of $39,600; 3,550,046 shares valued at $1,906,006 in the cashless exercise of warrants and extinguishment of derivative liabilities of $1,906,006; 247,500 shares valued at $200,476 in the extinguishment of preferred stock of $137,500, accrued interest payable of $359,957 and derivative liabilities of $5,614 resulting in a gain on extinguishment of debt of $302,595; 160,000 shares valued at $124,800 in the extinguishment of a convertible note payable of $120,000 and accrued interest payable of $119,365 resulting in a gain on extinguishment of debt of $114,565; 100,000 shares valued at $110,000 pursuant to an Assignment and Assumption Agreement and 5,006,404 shares valued at $2,373,662 in conversion of convertible notes principal of $1,238,371, accrued interest payable of $43,687, derivative liabilities of $1,024,983, fees of $750 and loss on conversion of $65,871.

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

A summary of warrant activity during the years ended April 30, 2019 and 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2017	3,952,612	$1.00	4.91

Granted	306,896	$1.00
Canceled / Expired	(2,100)	$1.00
Exercised	(3,533,605)	$1.00

Outstanding, April 30, 2018	723,803	$1.00	3.90

Granted	1,065,488	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2019	1,789,291	$1.00	2.91

The warrant shares granted during the years ended April 30, 2019 and 2018 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

Stock Options

On March 7, 2012, the Company issued a total of 20,000 stock options exercisable at $35 per share for a period of ten years from the date of grant. Effective June 1, 2017, the holders of the options surrendered them to the Company and the options were cancelled.

As a condition for entering into the October 9, 2018 GS convertible debenture (see Note 8), GS required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the GS pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 1,000,000 Class A Shares and 1,000,000 Class B Shares at $0.08 per share.

A summary of combined Class A and Class B stock option activity during the years ended April 30, 2019 and 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding April 30, 2017	20,000	$35.00

Granted	-
Canceled / Expired	(20,000)	$35.00
Exercised

Outstanding, April 30, 2018	-

Granted	2,000,000	$0.08
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2019	2,000,000	$0.08	9.87

Common Stock Reserved

At April 30, 2019, 1,789,293 and 1,000,000 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants and stock options, respectively, and 4,064,916,000 shares of the Company’s Class A common stock were reserved for convertible notes payable. At April 30, 2019, 1,000,000 shares of the Company’s Class B common stock were reserved for issuance of outstanding stock options.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $12,851,000 as of April 30, 2019 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2039. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2019	2018
Deferred tax asset:
Net operating loss carryforward	$2,698,710	$3,915,943
Valuation allowance	(2,698,710)	(3,915,943)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2019	2018

Change in net operating loss benefit	$1,217,233	$542,461
Change in valuation allowance	(1,217,233)	(542,461)

Total	$-	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. The reduction in the federal corporate income tax rate is reflected in the above tables.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Subsequent to April 30, 2019, the Company issued a total of 218,415,740 shares of its Class A common stock: 1,146,961 shares for compensation valued at $9,101 and 217,268,779 shares in consideration for the conversion of note payable principal totaling $320,161 and accrued interest payable of $5,012.

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The Company may not redeem the note after the first 180 days after issuance.

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matures on June 19, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance.

