Form 10-Q
period 2019-07-31
MMEX Resources Corp
filed 2019-09-16
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 16, 2019, there were 1,472,895,881 shares of Class A common stock, $0.001 par value, issued and outstanding and 15,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2019

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2019 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2019	April 30, 2019
	(Unaudited)
Assets

Current assets:
Cash	$3,143	$55,188
Prepaid expenses and other current assets	27,834	38,949
Total current assets	30,977	94,137

Property and equipment, net	525,043	531,167
Deposit	900	900

Total assets	$556,920	$626,204

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$690,344	$706,192
Accrued expenses	350,618	307,078
Accounts payable and accrued expenses – related party	60,855	41,036
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at July 31, 2019 and April 30, 2019, respectively	75,000	75,000
Convertible notes payable, net of discount of $510,187 and $869,433 at July 31, 2019 and April 30, 2019, respectively	1,284,958	783,836
Derivative liabilities	1,191,956	1,825,596
Total current liabilities	3,728,732	3,813,739

Long-term liabilities:
Convertible notes payable, net of discount of $120,149 and $263,960 at July 31, 2019 and April 30, 2019, respectively	122,961	176,140

Total liabilities	3,851,693	3,989,879

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value:
Class A: 10,000,000,000 shares authorized, 375,297,755 and 53,172,427 shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	375,299	53,174
Class B: 2,000,000,000 shares authorized, 15,000,000 shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	15,000	15,000
Additional paid-in capital	36,106,122	35,622,398
Non-controlling interest	9,871	9,871
Accumulated deficit	(39,801,065)	(39,064,118)
Total stockholders’ deficit	(3,294,773)	(3,363,675)

Total liabilities and stockholders’ deficit	$556,920	$626,204

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
General and administrative expenses	246,107	400,248
Refinery start-up costs	51,400	161,832
Depreciation and amortization	8,587	571

Total operating expenses	306,094	562,651

Loss from operations	(306,094)	(562,651)

Other income (expense):
Interest expense	(687,972)	(406,997)
Gain (loss) on derivative liabilities	255,127	(2,876)
Gain (loss) on extinguishment of liabilities	1,992	(1,252)

Total other expense	(430,853)	(411,125)

Loss before income taxes	(736,947)	(973,776)
Provision for income taxes	-	-

Net loss	(736,947)	(973,776)

Non-controlling interest in income of consolidated subsidiaries	-	-

Net loss attributable to the Company	$(736,947)	$(973,776)

Net loss per common share – basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	111,310,436	22,832,461

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2019 (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2019	53,172,427	$53,174	15,000,000	$15,000	$35,622,398	$9,871	$(39,064,118)	$(3,363,675)

Shares issued for:
Services	30,000	30	-	-	54	-	-	84
Accrued expenses	1,116,961	1,117	-	-	10,391	-	-	11,508
Conversion of convertible notes payable and derivative liabilities	320,978,367	320,978	-	-	47,954	-	-	368,932
Settlement of derivative liabilities	-	-	-	-	425,325	-	-	425,325
Net loss	-	-	-	-	-	-	(736,947)	(736,947)

Balance, July 31, 2019	375,297,755	$375,299	15,000,000	$15,000	$36,106,122	$9,871	$(39,801,065)	$(3,294,773)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2018 (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscriptions	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total

Balance, April 30, 2018	21,274,369	$21,274	15,000,000	$15,000	$33,085,221	$-	$9,871	$(35,077,288)	$(1,945,922)

Shares issued for:
Services	99,623	100	-	-	37,926	-	-	-	38,026
Accrued expenses	16,031	16	-	-	6,236	-	-	-	6,252
Conversion of convertible notes payable and derivative liabilities	2,047,771	2,048	-	-	306,569	-	-	-	308,617
Subscriptions receivable	989,474	989	-	-	115,263	(116,252)	-	-	-
Settlement of derivative liabilities	-	-	-	-	244,639	-	-	-	244,639
Net loss	-	-	-	-	-	-	-	(973,776)	(973,776)

Balance, July 31, 2018	24,427,268	$24,427	15,000,000	$15,000	$33,795,854	$(116,252)	$9,871	$(36,051,064)	$(2,322,164)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(736,947)	$(973,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,587	571
Stock-based compensation	84	38,026
Loss (gain) on derivative liabilities	(255,127)	2,876
Loss (gain) on extinguishment of liabilities	(1,992)	1,252
Amortization of debt discount	591,069	381,617
Decrease in prepaid expenses and other current assets	11,115	2,500
Increase (decrease) in liabilities:
Accounts payable	(15,848)	75,178
Accrued expenses	64,358	43,380
Accounts payable and accrued expenses – related party	19,819	2,500
Net cash used in operating activities	(314,882)	(425,876)

Cash flows from investing activities:
Purchase of property and equipment	(2,463)	-
Net cash used in investing activities	(2,463)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	365,300	140,000
Repayments of convertible notes payable	(100,000)	-
Net cash provided by financing activities	265,300	140,000

Net decrease in cash	(52,045)	(285,876)
Cash at the beginning of the period	55,188	304,173
Cash at the end of the period	$3,143	$18,297

Supplemental disclosure:
Interest paid	$10,402	$-
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	368,932	308,617
Common stock issued for accrued expenses	13,500	5,000
Common stock issued for stock subscriptions receivable	-	116,252
Settlement of derivative liabilities	425,325	244,639
Derivative liabilities for debt discount	46,812	127,295
Related party gain on common shares issued for services	2,491	-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2019 (Unaudited)

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

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Refining & Transport, LLC (“Pecos Refining”)	100%	Corporation	Texas	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isles	Subsidiary
Armadillo Mining Corp. (“AMC”)	98.6%	Corporation	British Virgin Isles	Subsidiary

Pecos Refining was formed in June 2017 with the Company as its sole member. Through Pecos Refining, the Company plans to build and commence operations of a crude oil distillation unit in the Permian Basin in West Texas.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2019 filed with the SEC on July 26, 2019.

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

Property and equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Office furniture and equipment	10 years
Computer equipment and software	5 years
Refinery land improvements	15 years
Refinery land easements	10 years

The refinery land easements owned by the Company have a legal life of 10 years

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

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of July 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, prepaid expense and other current assets, accounts payable, accrued expenses and notes payable reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,191,956	$-	$-	$1,191,956

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

Revenue Recognition

Effective May 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, as amended, using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. To date, the Company has no operating revenues; therefore, there was no cumulative effect of adopting the new standard and no impact on our financial statements. The new standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Refinery start-up costs

Costs incurred prior to opening the Company’s proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as start-up costs and expensed as incurred.

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share, therefore, basic net loss per share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the three months ended July 31, 2019 and 2018, the Company recorded share-based compensation to employees of $0 and $1,070, respectively.

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

Reclassifications

Certain amounts in the consolidated financial statements for the prior-year period have been reclassified to conform with the current-year period presentation.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, is effective January 1, 2019 for calendar-year-end public companies, or May 1, 2019 for the Company. The Company currently does not have any material leases and the adoption of this new pronouncement did not have a material impact on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $39,801,065 and a total stockholders’ deficit of $3,294,773 at July 31, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees, totaled $60,855 and $41,036 as of July 31, 2019 and April 30, 2019, respectively.

During the three months ended July 31, 2019 and 2018, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $79,991 and $77,639, respectively. Amounts included in accounts payable due to Maple Resources totaled $7,322 and $9,403 as of July 31, 2019 and April 30, 2019, respectively. Effective July 1, 2019, we entered into a consulting agreement with Maple Resources that provides, in addition to the consulting fees and expense reimbursement, for the issuance to Maple Resources of shares of our Class A common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. No shares were issued to Maple Resources in July 2019 under the agreement.

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our Class A common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. During the three months ended July 31, 2019, we issued a total of 620,534 Class A common shares valued at $5,009 to the related party, with the shares valued at the market price on the date of issuance, in payment of accrued consulting fees totaling $7,500. A gain on extinguishment of debt of $2,491 related to this compensation arrangement was recorded as a contribution to capital.

During the three months ended July 31, 2018, we issued to an employee 274,427 shares of our Class A common stock valued at $1,070 based on the market price on the date of issuance. The employee was terminated in January 2019.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2019	April 30,2019

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	67,088	67,088
Refinery land improvements	443,928	441,465
Refinery land easements	37,015	37,015
	572,857	570,394
Less accumulated depreciation and amortization	(47,814)	(39,227)

	$525,043	$531,167

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126-acre parcel is the tract on which the Company intends to build a crude oil refinery (Note 6). Subsequently through July 31, 2019, the Company incurred a total of $480,942 additional costs to acquire certain easements related to the land parcel and make other improvements.

Depreciation and amortization expense totaled $8,587 and $571 for the three months ended July 31, 2019 and 2018, respectively.

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

Completion of the Refinery Project will require substantial equity and debt financing and is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2019	April 30, 2019

Accrued payroll	$30,090	$30,090
Accrued consulting	4,000	4,500
Accrued interest	253,987	209,947
Other	62,541	62,541

	$350,618	$307,078

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	July 31, 2019	April 30, 2019

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $47,759 and $45,884 at July 31, 2019 and April 30, 2019, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2019	April 30, 2019
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

Accrued interest payable on convertible notes payable, currently in default, totaled $100,054 and $97,241 at July 31, 2019 and April 30, 2019, respectively.

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	July 31, 2019	April 30, 2019
Note payable to an accredited investor, maturing September 13, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	$52,050	$110,000
Note payable to an accredited investor, maturing September 18, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	70,000	70,000
Original issue discount convertible debenture to an accredited investor, maturing October 5, 2019, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	600,000	600,000
Note payable to an accredited investor, maturing January 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	45,900	136,000
Note payable to an accredited investor, maturing January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	105,200	120,000
Note payable to an accredited investor, maturing January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	113,995	125,000
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	125,000	125,000
Note payable to an accredited investor, maturing February 20, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	110,000	110,000
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	55,000	55,000
Note payable to an accredited investor, maturing January 24, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	55,000	55,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	100,000	-
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an accredited investor, maturing June 19, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	250,000	-
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price, paid in full in June 2019	-	100,000
Note payable to an accredited investor, maturing September 21, 2019, with interest at 8%, converted in full into shares of Class A common stock	-	47,269
Total	1,795,145	1,653,269
Less discount	(510,187)	(869,433)

Net	$1,284,958	$783,836

Effective September 13, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 13, 2019. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2019. During the three months ended July 31, 2019, GS converted principal of $57,950 into Class A common shares of the Company, resulting in a principal balance of $52,050 as of July 31, 2019.

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The note matures on September 13, 2019. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of July 31, 2019 and April 30, 2019.

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six-month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The debenture matures on October 5, 2019. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. The debenture had a principal balance of $600,000 as of July 31, 2019 and April 30, 2019. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, have pledged their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company.

Effective January 4, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 9% convertible note in the principal amount of $136,000. The note was issued at a discount, resulting in the Company’s receipt of $125,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the average of the three lowest trading prices during the 20 days prior to conversion. The note matures on January 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $136,000 as of April 30, 2019. During the three months ended July 31, 2019, Geneva converted principal of $90,100 into Class A common shares of the Company, resulting in a principal balance of $45,900 as of July 31, 2019.

Effective January 11, 2019, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matures on January 11, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $120,000 as of April 30, 2019. During the three months ended July 31, 2019, One44 converted principal of $14,800 into Class A common shares of the Company, resulting in a principal balance of $105,200 as of July 31, 2019.

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matures on January 17, 2020. The Company may redeem the note at redemption prices ranging from 135% to 150% during the first 180 days after issuance. The note had a principal balance of $125,000 as of April 30, 2019. During the three months ended July 31, 2019, JSJ converted principal of $11,005 into Class A common shares of the Company, resulting in a principal balance of $113,995 as of July 31, 2019.

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matures on January 31, 2020. The Company may redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of July 31, 2019 and April 30, 2019.

Effective February 7, 2019, the Company issued and delivered to Geneva a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of July 31, 2019 and April 30, 2019.

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount and the Company received net proceeds of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.08 per share and thereafter at 40% discount from the lowest trading price during the 20 days prior to conversion. The note matures on February 20, 2020. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of July 31, 2019 and April 30, 2019.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $52,500 after payment of $2,500 of the fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. During the first 150 days the Note is in effect, the Company may redeem the note at a redemption price of 135%. The Company may not redeem the note after 150 days from the issuance date. The note had a principal balance of $55,000 as of July 31, 2019 and April 30, 2019.

Effective March 25, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on June 25, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of July 31, 2019 and April 30, 2019.

Effective April 24, 2019, the Company issued and delivered to EMA Financial, LLC (“EMA”) a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $3,750 of the fees and expenses of the lender and its counsel. EMA, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to the day the notice of conversion is received by the Company. The note matures on January 24, 2020. During the first 180 days the Note is in effect, the Company may redeem the note at redemption prices ranging from 120% to $140%The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $55,000 as of July 31, 2019 and April 30, 2019.

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $100,000 as of July 31, 2019.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after an original issue discount of $3,500 and payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The Company may not redeem the note after the first 180 days after issuance. The note had a principal balance of $56,500 as of July 31, 2019.

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matures on June 19, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $250,000 as of July 31, 2019.

Effective March 21, 2018, the Company issued and delivered to Auctus an 8% convertible note in the principal amount of $220,000. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s Class A common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by Auctus into shares of common stock) on the maturity date of March 21, 2019. During the year ended April 30, 2019, the maturity date of the note was extended to September 21, 2019 and an extension fee of $15,000 was added to the note principal. During the year ended April 30, 2019, Auctus converted principal of $187,731 into Class A common shares of the Company, resulting in a principal balance of $47,269 as of April 30, 2019. During the three months ended July 31, 2019, the balance of the note was converted in full into shares of the Company’s Class A common stock.

Effective February 27, 2019, the Company issued and delivered to One44 a 10% convertible note in the principal amount of $100,000. The Company received net proceeds of $95,000 after payment of $5,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matures on February 27, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $100,000 as of April 30, 2019. The note was repaid in full in June 2019.

Long-Term Convertible Notes Payable

Long-term convertible notes payable consisted of the following at: April 30:

	July 31, 2019	April 30, 2019

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated September 13, 2018, maturing September 13, 2020	$45,355	$80,700
Advance dated October 16, 2018, maturing October 16, 2020	123,200	246,400
Note payable to an accredited investor, maturing October 16, 2020, convertible into common shares of the Company at a defined variable exercise price	18,055	-
Note payable to an accredited investor, maturing September 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price, reclassified to current convertible notes payable	-	56,500
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price, reclassified to current convertible notes payable	-	56,500

Total	243,110	440,100

Less discount	(120,149)	(263,960)

Total	$122,961	$176,140

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

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the $100,000 advance at inception, resulting in total initial principal of $123,200. Through April 30, 2019, the note was partially converted into shares of the Company’s Class A common stock resulting in a principal balance of $80,700 as of April 30, 2019. During the three months ended July 31, 2019, JSJ converted principal of $35,345 into Class A common shares of the Company, resulting in a principal balance of $45,355 as of July 31, 2019.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400, which balance was outstanding as of April 30, 2019. Effective May 14, 2019, Vista assigned $123,400 of this note, resulting in a principal balance of $123,400 as of July 31, 2019.

Effective May 14, 2019, EMA purchased $123,400 of the principal balance due Vista from the October 16, 2018 advance under the long-term convertible note payable to Vista discussed above. The terms of the EMA convertible note payable are the same as those under the original Vista note and the note matures October 16, 2020. During the three months ended July 31, 2019, EMA converted principal of $105,145 into Class A common shares of the Company, resulting in a principal balance of $18,055 as of July 31, 2019.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after an original issue discount of $3,500 and payment of $3,000 of the fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of July 31, 2019.

Accrued interest payable on convertible notes payable totaled $106,174 and $66,822 at July 31, 2019 and April 30, 2019, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 9).

NOTE 9 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and recently issued stock options as derivatives. As of July 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the three months ended July 31, 2019, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2019	$18,063	$1,807,533	$1,825,596
New issuances of options, warrants and debt	-	46,812	46,812
Debt conversions and repayments	-	(425,325)	(425,325)
Change in fair value of derivative liabilities	(15,316)	(239,811)	(255,127)

Balance, July 31, 2019	$2,747	$1,189,209	$1,191,956

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of July 31, 2019 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 1.89%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 207% to 317%

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

The Company is proposing to amend its articles of incorporation to increase the number of authorized shares of capital stock from 12,010,000,000 shares to 25,010,000,000 shares. The Company also proposes to designate Series A preferred stock consisting of 1,000 shares and having the rights and preferences set forth in the Certificate of Designation of the Series A preferred stock. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving an amendment to Article IV of the Amended and Restated Articles of Incorporation of the Company for these proposals. Upon the effectiveness and on the date that is 20 days following the mailing of the required Information Statement, the board of directors shall have the Company’s Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the State of Nevada in order to effect the changes.

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

Stock Issuances

During the three months ended July 31, 2019, the Company issued a total of 322,125,328 shares of its Class A common stock: 30,000 shares for services valued at $84; 1,116,961 shares valued at $11,508 in payment of accrued expenses of $13,500 resulting in a gain on extinguishment of debt of $1,992 and 320,978,367 shares valued at $368,932 in conversion of convertible notes principal of $361,614, accrued interest payable of $5,568 and payment of fees of $1,750. Settlement of derivative liabilities in the debt conversions totaled $425,325.

During the three months ended July 31, 2018, the Company issued a total of 3,152,899 shares of its Class A common stock: 99,623 shares for services valued at $38,026; 16,031 shares valued at $6,262 in payment of accrued expenses of $13,500 resulting in a gain on extinguishment of debt of $1,992; 2,047,771 shares valued at $308,617 in conversion of convertible notes principal of $303,069 and accrued interest payable of $5,548; and 989,474 shares for stock subscriptions receivable of $116,252 pursuant to an equity purchase agreement. Settlement of derivative liabilities in the debt conversions totaled $244,639.

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

A summary of warrant activity during the three months ended July 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2019	1,789,293	$1.00	2.91

Granted	10,759,954	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, July 31, 2019	12,549,247	$1.00	2.66

The warrant shares granted during the three months ended July 31, 2019 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

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

A summary of combined Class A and Class B stock option activity during the three months ended July 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2019	2,000,000	$0.08	9.62

Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, July 31, 2019	2,000,000	$0.08	9.37

Common Stock Reserved

At July 31, 2019, 9,624,702,245 shares of the Company’s Class A common stock were reserved for issuance of outstanding warrants, stock options, and convertible notes payable. Combined with the 375,297,755 Class A common shares outstanding, all authorized Class A common shares have been issued or reserved and no Class A common shares are available for share issuances other than those shares included in the reserves pending completion of the increase in authorized Class A common shares discussed above. At July 31, 2019, 1,000,000 shares of the Company’s Class B common stock were reserved for issuance of outstanding stock options.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Subsequent to July 31, 2019, the Company issued a total of 1,097,598,126 shares of its Class A common stock in consideration for the conversion of note payable principal totaling $136,882 and accrued interest payable of $13,592.

Effective August 5, 2019, we issued and delivered to Maple Resources Corporation (“Maple”), a related party, a 5% convertible promissory note in the principal amount of $26,000. Maple, at its option may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a conversion price equal to 110% of the lowest price at which shares of the common stock have been issued by the Company during the twenty prior trading days. The note matures on August 5, 2020.

Effective September 5, 2019, we issued and delivered to Maple, a 5% convertible promissory note in the principal amount of $10,000 for consulting services. Maple, at its option may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a conversion price equal to 110% of the lowest price at which shares of the common stock have been issued by the Company during the twenty prior trading days. The note matures on September 5, 2020.

Effective August 5, 2019, we issued and delivered to BNL Family Trust (“BNL”), a related party, a 5% convertible promissory note in the principal amount of $15,000. BNL, at its option may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a conversion price equal to 110% of the lowest price at which shares of the common stock have been issued by the Company during the twenty prior trading days. The note matures on August 5, 2020.

Effective August 5, 2019, we issued and delivered to a consultant (the “Consultant”) a 5% convertible promissory note in the principal amount of $15,000. The Consultant, at his option may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a conversion price equal to 110% of the lowest price at which shares of the common stock have been issued by the Company during the twenty prior trading days. The note matures on August 5, 2020. The Consultant funded the note with $5,000 cash and applied $10,000 of consulting fees payable.

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

Initially, Pecos Refining, the owner of the 1st Distillation Unit, and the other entities we may form to own and operate the 2nd and 3rd Distillation Units, the Hydrotreater and the Large Refinery will be wholly owned subsidiaries of the Company. However, the construction of the Distillation Units, Hydrotreater and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that these Subsidiaries will obtain equity and debt financing to finance the cost of construction. We anticipate these Subsidiaries will be able to finance approximately 65 to 70% of the total costs of the Distillation Units and the Large Refinery through debt financing, and the remaining 35 to 30% of the total costs would be financed through equity investments. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership will be diluted. We intend to retain managerial control of the Subsidiaries; however, our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries.

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

Through July 31, 2019, we have had no revenues and have reported continuing losses from operations.

Results of Operations

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $154,141 to $246,107 for the three months ended July 31, 2019 from $400,248 for the three months ended July 31, 2018. The decrease resulted from lower salaries, travel and other expenses associated with securing debt financing and administrative activities of our refinery project due to limitations on funding during the current fiscal year.

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $51,400 for the three months ended July 31, 2019, compared to $161,832 for the three months ended July 31, 2018 and decreased due to financing constraints. The levels of spending on the development of our refinery will vary from period to period based on availability of financing.

Depreciation and Amortization Expense

Our depreciation and amortization expenses increased to $8,587 for the three months ended July 31, 2019 from $571 for the three months ended July 31, 2018. The increase in the current year is due to depreciation of refinery land improvements and amortization of refinery land easements.

Other Income (Expense)

Our interest expense increased $280,975 to $687,972 for the three months ended July 31, 2019 from $406,997 for the three months ended July 31, 2018. The increase in interest expense is due to interest accrued on an increased level of convertible debt during the current fiscal year, including amortization of debt discount, and loan penalties.

For the three months ended July 31, 2019, we reported a gain on derivative liabilities of $255,127 and a loss on derivative liabilities of $2,876 for the three months ended July 31, 2018. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on extinguishment of liabilities of $1,992 for the three months ended July 31, 2019 and a loss on extinguishment of liabilities of $1,252 for the three months ended July 31, 2018 related to the issuance of our Class A common shares in payment of accrued expenses. Where shares of our Class A common stock are issued in extinguishment of liabilities, we record the value of the shares issued at the current market price, which at times may differ from the book value of the debt, resulting in a gain or loss on extinguishment of liabilities.

Net Loss

As a result, we reported net losses of $736,947 and $973,776 for the three months ended July 31, 2019 and 2018, respectively.

Non-Controlling Interest in Income of Consolidated Subsidiaries

Currently, we have no activity in our consolidated subsidiaries. Non-controlling interest in income of consolidated subsidiaries was $0 for the three months ended July 31, 2019 and 2019.

Net Loss Attributable to the Company

Because we had no non-controlling interest in income of consolidated subsidiaries, net loss attributed to the Company was the same as net loss - $736,947 and $973,736 for the three months ended July 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Working Capital

As of July 31, 2019, we had current assets of $30,977, including cash of $3,143, and current liabilities of $3,728,732, resulting in a working capital deficit of $3,697,755. Included in our current liabilities as of July 31, 2019 are derivative liabilities of $1,191,956, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2019 and 2018 were as follows:

	2019	2018

Cash, beginning of period	$55,188	$304,173
Net cash used in operating activities	(314,882)	(425,876)
Net cash used in investing activities	(2,463)	-
Net cash provided by financing activities	265,300	140,000

Cash, end of period	$3,143	$18,297

We used net cash of $314,882 in operating activities for the three months ended July 31, 2019 as a result of net loss of $736,947, non-cash gains totaling $257,119 and decrease in accounts payable of $15,848, partially offset by non-cash expenses totaling $599,740, decrease in prepaid expenses and other current assets of $11,115, and increases in accrued expenses of $64,358 and accounts payable and accrued expenses – related party of $19,819.

By comparison, we used net cash of $425,876 in operating activities for the three months ended July 31, 2018 as a result of net loss of $973,776 partially offset by non-cash expenses totaling $424,342, decrease in prepaid expenses and other current assets of $2,500 and increases in accounts payable of $75,178, accrued expenses of $43,380 and accrued expenses – related party of $2,500.

Net cash used in investing activities for the three months ended July 31, 2019 was $2,463, comprised of the purchase of property and equipment. We had no net cash used in or provided by investing activities for the three months ended July 31, 2018.

Net cash provided by financing activities for the three months ended July 31, 2019 was $265,300, comprised of proceeds from convertible notes payable of $365,300, partially offset by repayments of convertible notes payable of $100,000. We had net cash provided by financing activities of $140,000 for the three months ended July 31, 2018, comprised of proceeds from convertible notes payable.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $39,801,065 and a total stockholders’ deficit of $3,294,773 at July 31, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

During the three months ended July 31, 2019, we issued an aggregate of $406,500 principal amount of convertible notes resulting in net proceeds to us of $365,300. The notes are due and payable on various dates through September 4, 2020 and bear interest at rates ranging from 9% to 10%. The notes are convertible into shares of our Class A common stock at a discount from the lowest price during certain measurement periods prior to the date of conversion. In order to redeem the notes, we will be required to pay redemption premiums that range from 5% to 40% of the principal amounts of the notes, depending upon the date of redemption. The notes also contain penalty provisions in the event of our default in repayment of the notes (if not converted by the holder into shares of common stock) on the first anniversary after issuance. See Note 8 to our financial statements for a detail description of each note issued during the three months ended July 31, 2019. During the three months ended July 31, 2019, $361,614 total principal of convertible notes was converted into shares of our Class A common stock.

At July 31, 2019, all of our 10,000,000,000 authorized shares of Class A common stock were either issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable. Therefore, no Class A common shares are available for share issuances other than those shares included in the reserves pending completion of a proposed increase in authorized Class A common shares. As a result, we have been limited in our ability to raise needed funding from the issuance of additional convertible notes payable.

In August 2019, the Company obtained limited funding from the issuance of two convertible notes payable to related parties and a convertible note payable to a consultant.

Effective August 5, 2019, issued and delivered to Maple Resources Corporation (“Maple”), a related party, a 5% convertible promissory note in the principal amount of $26,000. Maple, at its option may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a conversion price equal to 110% of the lowest price at which shares of the common stock have been issued by the Company during the twenty prior trading days. The note matures on August 5, 2020.

Effective September 5, 2019, issued and delivered to Maple, a 5% convertible promissory note in the principal amount of $10,000 for consulting services. Maple, at its option may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a conversion price equal to 110% of the lowest price at which shares of the common stock have been issued by the Company during the twenty prior trading days. The note matures on September 5, 2020.

Effective August 5, 2019, issued and delivered to BNL Family Trust (“BNL”), a related party, a 5% convertible promissory note in the principal amount of $15,000. BNL, at its option may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a conversion price equal to 110% of the lowest price at which shares of the common stock have been issued by the Company during the twenty prior trading days. The note matures on August 5, 2020.

Effective August 5, 2019, issued and delivered to consultant (the “Consultant”) a 5% convertible promissory note in the principal amount of $15,000. The Consultant, at his option may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s Class A common stock at a conversion price equal to 110% of the lowest price at which shares of the common stock have been issued by the Company during the twenty prior trading days. The note matures on August 5, 2020. The Consultant funded the note with $5,000 cash and applied $10,000 of consulting fees payable.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2019 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended July 31, 2019. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of July 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, prepaid expense and other current assets, accounts payable, accrued expenses and notes payable reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,191,956	$-	$-	$1,191,956

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of July 31, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of July 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of July 31, 3019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.

As of July 31, 2019, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2019, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

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

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2019, the Company issued a total of 322,125,328 shares of its Class A common stock: 30,000 shares for services valued at $84; 1,116,961 shares valued at $11,508 in payment of accrued expenses of $13,500 and 320,978,367 shares valued at $368,932 in conversion of convertible notes principal of $361,614, accrued interest payable of $5,568 and payment of fees of $1,750.

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

MMEX Resources Corporation

Dated: September 16, 2019	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

