Form 10-Q
period 2019-10-31
MMEX Resources Corp
filed 2019-12-23
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 23, 2019, there were 11,874,525,079 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED OCTOBER 31, 2019

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2019	April 30, 2019
	(Unaudited)
Assets

Current assets:
Cash	$72,881	$55,188
Prepaid expenses and other current assets	24,586	38,949
Total current assets	97,467	94,137

Property and equipment, net	524,293	531,167
Deposit	900	900

Total assets	$622,660	$626,204

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$802,115	$706,192
Accrued expenses	387,577	307,078
Accounts payable and accrued expenses – related party	112,082	41,036
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at October 31, 2019 and April 30, 2019, respectively	75,000	75,000
Convertible notes payable, net of discount of $245,176 and $869,433 at October 31, 2019 and April 30, 2019, respectively	1,578,144	783,836
Convertible notes payable – related party, net of discount of $4,054 and $0 at October 31, 2019 and April 30, 2019, respectively	349,946	-
Derivative liabilities	1,438,272	1,825,596
Total current liabilities	4,818,137	3,813,739

Long-term liabilities:
Convertible notes payable, net of discount of $0 and $263,960 at October 31, 2019 and April 30, 2019, respectively	-	176,140

Total liabilities	4,818,137	3,989,879

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 25,000,000,000 shares authorized, 3,150,299,223 and 68,172,427 shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively	3,150,301	68,174
Preferred stock; $0.001 par value; 1,000 shares authorized, issued and outstanding	1	-
Additional paid-in capital	33,791,307	35,622,398
Non-controlling interest	9,871	9,871
Accumulated deficit	(41,146,957)	(39,064,118)
Total stockholders’ deficit	(4,195,477)	(3,363,675)

Total liabilities and stockholders’ deficit	$622,660	$626,204

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	299,312	349,283	545,419	749,531
Refinery start-up costs	87,539	154,813	138,939	316,645
Depreciation and amortization	8,638	573	17,225	1,144

Total operating expenses	395,489	504,669	701,583	1,067,320

Loss from operations	(395,489)	(504,669)	(701,583)	(1,067,320)

Other income (expense):
Interest expense	(534,232)	(648,113)	(1,222,204)	(1,055,110)
Gain (loss) on derivative liabilities	(416,171)	7,787	(161,044)	4,911
Gain on extinguishment of liabilities	-	10,168	1,992	8,916
Loss on conversion of debt	-	(9,862)	-	(9,862)

Total other expense	(950,403)	(640,020)	(1,381,256)	(1,051,145)

Loss before income taxes	(1,345,892)	(1,144,689)	(2,082,839)	(2,118,465)
Provision for income taxes	-	-	-	-

Net loss	(1,345,892)	(1,144,689)	(2,082,839)	(2,118,465)

Non-controlling interest in income of consolidated subsidiaries	-	-	-	-

Net loss attributable to the Company	$(1,345,892)	$(1,144,689)	$(2,082,839)	$(2,118,465)

Net loss per common share – basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	1,727,348,034	26,928,849	919,329,234	24,880,654

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended October 31, 2019

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2019	68,172,427	$68,174	-	$-	$35,622,398	$9,871	$(39,064,118)	$(3,363,675)

Common shares issued for:
Services	30,000	30	-	-	54	-	-	84
Accrued expenses	1,116,961	1,117	-	-	10,391	-	-	11,508
Conversion of convertible notes payable	3,080,979,835	3,080,980	-	-	(2,464,763)	-	-	616,217
Preferred shares issued to related party for services	-	-	1,000	1	23,899	-	-	23,900
Settlement of derivative liabilities	-	-	-	-	599,328	-	-	599,328
Net loss	-	-	-	-	-	-	(2,082,839)	(2,082,839)

Balance, October 31, 2019	3,150,299,223	$3,150,301	1,000	$1	$33,791,307	$9,871	$(41,146,957)	$(4,195,477)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended October 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2018	36,274,369	$36,274	$33,085,221	$9,871	$(35,077,288)	$(1,945,922)

Shares issued for:
Services	219,403	219	61,339	-	-	61,558
Accrued expenses	16,031	16	6,236	-	-	6,252
Conversion of convertible notes payable	7,108,418	7,109	728,599	-	-	735,708
Subscriptions receivable	989,473	989	115,263	-	-	116,252
Settlement of derivative liabilities	-	-	609,653	-	-	609,653
Net loss	-	-	-	-	(2,118,465)	(2,118,465)

Balance, October 31, 2018	44,607,694	$44,607	$34,606,311	$9,871	$(37,195,753)	$(2,534,964)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,082,839)	$(2,118,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,225	1,144
Stock-based compensation	84	62,058
Convertible note payable – related parties for interest expense	3,000	-
Convertible note payable – related parties for consulting fees	20,000	-
Preferred shares issued to related party for services	23,900	-
Loss (gain) on derivative liabilities	161,044	(4,911)
Gain on extinguishment of liabilities	(1,992)	(8,916)
Loss on conversion of debt	-	9,862
Amortization of debt discount	976,323	808,963
Interest expense added to convertible note payable principal	10,000	39,600
Decrease in prepaid expenses and other current assets	14,363	5,000
Increase in liabilities:
Accounts payable	95,923	271,488
Accrued expenses	123,667	60,136
Accounts payable and accrued expenses – related party	101,046	-
Net cash used in operating activities	(538,256)	(874,041)

Cash flows from investing activities:
Purchase of property and equipment	(10,351)	(231,538)
Net cash used in investing activities	(10,351)	(231,538)

Cash flows from financing activities:
Proceeds from convertible notes payable	365,300	1,194,190
Proceeds from convertible notes payable – related party	301,000	-
Proceeds from stock subscription receivable	-	116,252
Repayments of convertible notes payable	(100,000)	(203,000)
Net cash provided by financing activities	566,300	1,107,442

Net increase in cash	17,693	1,863
Cash at the beginning of the period	55,188	304,173
Cash at the end of the period	$72,881	$306,036

Supplemental disclosure:
Interest paid	$10,402	$104,990
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	616,217	735,708
Common stock issued for accrued expenses	13,500	5,000
Common stock issued for stock subscriptions receivable	-	116,252
Settlement of derivative liabilities	599,328	609,653
Derivative liabilities for debt discount	50,960	953,821
Convertible notes payable – related party for accrued expenses	30,000	-
Related party gain on common shares issued for services	2,491	-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2019

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

Name of Entity	%	Formof Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Refining & Transport, LLC (“Pecos Refining”)	100%	Corporation	Texas	Subsidiary
Armadillo Holdings Group Corp. (“AHGC”)	100%	Corporation	British Virgin Isles	Subsidiary
Armadillo Mining Corp. (“AMC”)	98.6%	Corporation	British Virgin Isles	Subsidiary

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

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of October 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,438,272	$-	$-	$1,438,272

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months and six months ended October 31, 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share, therefore, basic net loss per share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the six months ended October 31, 2019 and 2018, the Company recorded share-based compensation to employees of $0 and $6,921, respectively.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $41,146,957 and a total stockholders’ deficit of $4,195,477 at October 31, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $112,082 and $41,036 as of October 31, 2019 and April 30, 2019, respectively.

During the three months ended October 31, 2019 and 2018, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $107,298 and $87,540, respectively. During the six months ended October 31, 2019 and 2018, we incurred fees and expense reimbursements to Maple Resources totaling $187,289 and $165,180, respectively. Effective July 1, 2019, we entered into a consulting agreement with Maple Resources that provides, in addition to the consulting fees and expense reimbursement, for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. No shares were issued to Maple Resources in July 2019 or during the three months ended October 31, 2019 under the agreement. Amounts included in accounts payable and accrued expenses – related party due to Maple Resources totaled $26,859 and $9,403 as of October 31, 2019 and April 30, 2019, respectively

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services. During the six months ended October 31, 2019, we issued a total of 620,534 common shares valued at $5,009 to the related party, with the shares valued at the market price on the date of issuance, in payment of accrued consulting fees totaling $7,500. No shares were issued to the related party during the three months ended October 31, 2019. A gain on extinguishment of debt of $2,491 related to this compensation arrangement was recorded as a contribution to capital. As of October 31, 2019, consulting fees of $10,000 were payable, and the related party had also advanced the Company $22,240, for a total of $32,420 included in accounts payable and accrued expenses – related party.

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued by an independent valuation firm at $23,900. See Note 11.

During the six months ended October 31, 2018, we issued to an employee 3,040,033 shares of our common stock valued at $6,921 based on the market price on the date of issuance. The employee was terminated in January 2019.

As a condition for entering into an October 9, 2018 convertible debenture (see Note 8), the lender required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. The pledge agreement was later amended to substitute 1,000 shares of Series A preferred stock (constituting 100% of the outstanding shares of Series B Preferred stock) for the Class B Common Stock. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 shares of the Company’s common stock at $0.08 per share.

During the August and September 2019, Maple Resources, BNL Family Trust (a trust established for the benefit of Bruce Lemons, a director of the Company, and his family) and an individual who is a consultant and shareholder of the Company loaned the Company a total of $354,000 in the form of convertible notes payable. See Note 8. The notes were issued for cash of $301,000, consulting fees of $50,000 and financing fees of $3,000. The notes were subsequently converted into common shares of the Company. See Note 13. At October 31, 2019, accrued interest payable on the related party convertible notes payable totaled $1,169, which amount is included in account payable and accrued expenses – related party in the accompanying condensed consolidated balance sheet.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2019	April 30, 2019

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	67,088	67,088
Refinery land improvements	451,816	441,465
Refinery land easements	37,015	37,015
	580,745	570,394
Less accumulated depreciation and amortization	(56,452)	(39,227)

	$524,293	$531,167

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126-acre parcel is the tract on which the Company intends to build a crude oil refinery (Note 6). Subsequently through October 31, 2019, the Company incurred a total of $488,831 additional costs to acquire certain easements related to the land parcel and make other improvements.

Depreciation and amortization expense totaled $8,638 and $573 for the three months ended October 31, 2019 and 2018, respectively and $17,225 and $1,144 for the six months ended October 31, 2019 and 2018, respectively.

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

Through our wholly-owned subsidiary, Pecos Refining, we intend initially to build and commence operation of a 10,000 barrel-per-day distillation unit (the “Distillation Unit”) that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha for use in petrochemical and refinery processing and residual fuel oil to be sold for use in other refineries or as marine fuel. In additional phases as separate projects we are contemplating building a second and possibly a third crude distillation unit with capacity of 10,000 bpd each. A later fourth phase may include the building and operation of a crude oil refinery (the “Large Refinery”) with up to 100,000 barrel-per-day capacity at a near-by location in West Texas (collectively with the Distillation Unit, the “Refinery Project”). The Refinery Project will be built on additional acres located 20 miles northeast of Fort Stockton, Texas.

On July 28, 2017, we acquired the 126-acre parcel of the land, which is the site for our planned Distillation Unit (Note 5), at a purchase price of $550 per acre, or $67,088. We continue to negotiate with the seller of property to acquire an additional 381-acre parcel, which is the site for a second Distillation Unit. We will be required to obtain additional financing to complete this purchase.

On July 31, 2017, we filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to obtain an air quality permit and obtained permit approval from the TCEQ on August 30, 2017. Accordingly, we will begin construction on the Distillation Unit on 15 acres of our 126-acre tract as soon we receive adequate financing to do so.

Completion of the Refinery Project will require substantial equity and debt financing and is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2019	April 30, 2019

Accrued payroll	$30,090	$30,090
Accrued consulting	12,000	4,500
Accrued interest	282,946	209,947
Other	62,541	62,541

	$387,577	$307,078

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	October 31, 2019	April 30, 2019

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $49,634 and $45,884 at October 31, 2019 and April 30, 2019, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2019	April 30, 2019
Note payable to an unrelated party, maturing January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, maturing December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

Accrued interest payable on convertible notes payable, currently in default, totaled $102,866 and $97,241 at October 31, 2019 and April 30, 2019, respectively.

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	October 31, 2019	April 30, 2019
Note payable to an accredited investor, maturing February 4, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	$32,725	$110,000
Note payable to an accredited investor, maturing February 4, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	70,000	70,000
Original issue discount convertible debenture to an accredited investor, maturing February 4, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	600,000	600,000
Note payable to an accredited investor, maturing January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	59,400	120,000
Note payable to an accredited investor, maturing January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	84,021	125,000
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	109,923	125,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	56,500	56,500
Note payable to an accredited investor, maturing February 20, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	110,000	110,000
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	33,446	55,000
Note payable to an accredited investor, maturing January 24, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	55,000	55,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	100,000	-
Note payable to an accredited investor, maturing June 19, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	250,000	-
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an accredited investor, maturing September 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	-

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price – See discussion under Long-Term Convertible Notes Payable below:

Advance dated September 13, 2018, maturing September 13, 2020	26,105	80,700
Advance dated October 16, 2018, maturing October 16, 2020	123,200	246,400
Note payable to an accredited investor, maturing January 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price, converted in full into shares of common stock	-	136,000
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price, paid in full in June 2019	-	100,000
Note payable to an accredited investor, maturing September 21, 2019, with interest at 8%, converted in full into shares of common stock	-	47,269
Total	1,823,320	1,653,269
Less discount	(245,176)	(869,433)

Net	$1,578,144	$783,836

Effective September 13, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to February 4, 2020. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2019. During the six months ended October 31, 2019, GS converted principal of $77,275 into common shares of the Company, resulting in a principal balance of $32,725 as of October 31, 2019.

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The maturity date of the note has been extended to February 4, 2020. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of October 31, 2019 and April 30, 2019.

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six-month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The maturity date of the debenture has been extended to February 4, 2020. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. The debenture had a principal balance of $600,000 as of October 31, 2019 and April 30, 2019. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, have pledged their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company.

Effective January 11, 2019, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matures on January 11, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $120,000 as of April 30, 2019. During the six months ended October 31, 2019, One44 converted principal of $60,600 into common shares of the Company, resulting in a principal balance of $59,400 as of October 31, 2019.

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matures on January 17, 2020. The Company may redeem the note at redemption prices ranging from 135% to 150% during the first 180 days after issuance. The note had a principal balance of $125,000 as of April 30, 2019. During the six months ended October 31, 2019, JSJ converted principal of $40,979 into common shares of the Company, resulting in a principal balance of $84,021 as of October 31, 2019.

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matures on January 31, 2020. The Company may redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of April 30, 2019. During the six months ended October 31, 2019, Auctus converted principal of $15,077 into common shares of the Company, resulting in a principal balance of $109,923 as of October 31, 2019.

Effective February 7, 2019, the Company issued and delivered to Geneva a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of October 31, 2019 and April 30, 2019.

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount and the Company received net proceeds of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.08 per share and thereafter at 40% discount from the lowest trading price during the 20 days prior to conversion. The note matures on February 20, 2020. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of October 31, 2019 and April 30, 2019.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $52,500 after payment of $2,500 of the fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. During the first 150 days the Note is in effect, the Company may redeem the note at a redemption price of 135%. The note had a principal balance of $55,000 as of April 30, 2019. During the six months ended October 31, 2019, Coventry converted principal of $21,554 into common shares of the Company, resulting in a principal balance of $33,446 as of October 31, 2019.

Effective March 25, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on June 25, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of October 31, 2019 and April 30, 2019.

Effective April 24, 2019, the Company issued and delivered to EMA Financial, LLC (“EMA”) a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $3,750 of the fees and expenses of the lender and its counsel. EMA, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to the day the notice of conversion is received by the Company. The note matures on January 24, 2020. During the first 180 days the Note is in effect, the Company may redeem the note at redemption prices ranging from 120% to $140%The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $55,000 as of October 31, 2019 and April 30, 2019.

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $100,000 as of October 31, 2019.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after an original issue discount of $3,500 and payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The Company may not redeem the note after the first 180 days after issuance. The note had a principal balance of $56,500 as of October 31, 2019.

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matures on June 19, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $250,000 as of October 31, 2019.

Effective March 21, 2018, the Company issued and delivered to Auctus an 8% convertible note in the principal amount of $220,000. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by Auctus into shares of common stock) on the maturity date of March 21, 2019. During the year ended April 30, 2019, the maturity date of the note was extended to September 21, 2019 and an extension fee of $15,000 was added to the note principal. During the year ended April 30, 2019, Auctus converted principal of $187,731 into common shares of the Company, resulting in a principal balance of $47,269 as of April 30, 2019. During the six months ended October 31, 2019, the balance of the note was converted in full into shares of the Company’s common stock.

Effective January 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $136,000. The note was issued at a discount, resulting in the Company’s receipt of $125,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the average of the three lowest trading prices during the 20 days prior to conversion. The note matures on January 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $136,000 as of April 30, 2019 and was converted in full into common shares of the Company during the six months ended October 31, 2019.

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

Long-Term Convertible Notes Payable

Long-term convertible notes payable consisted of the following at:

	October 31, 2019	April 30, 2019

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated September 13, 2018, maturing September 13, 2020, reclassified to current convertible notes payable	$-	$80,700
Advance dated October 16, 2018, maturing October 16, 2020, reclassified to current convertible notes payable	-	246,400
Note payable to an accredited investor, maturing October 16, 2020, convertible into common shares of the Company at a defined variable exercise price, converted in full into shares of common stock	-	-
Note payable to an accredited investor, maturing September 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price, reclassified to current convertible notes payable	-	-
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price, reclassified to current convertible notes payable	-	56,500
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price, reclassified to current convertible notes payable	-	56,500
Total	-	440,100
Less discount	-	(263,960)

Total	$-	$176,140

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

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the $100,000 advance at inception, resulting in total initial principal of $123,200. Through April 30, 2019, the note was partially converted into shares of the Company’s common stock resulting in a principal balance of $80,700 as of April 30, 2019. During the six months ended October 31, 2019, Vista converted principal of $54,595 into common shares of the Company, resulting in a principal balance of $26,105 as of October 31, 2019, which has been reclassified as current in the Current Convertible Notes Payable section above.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400, which balance was outstanding as of April 30, 2019. Effective May 14, 2019, Vista assigned $123,400 of this note, resulting in a principal balance of $123,400 as of October 31, 2019, which has been reclassified as current in the Current Convertible Notes Payable section above.

Effective May 14, 2019, EMA purchased $123,400 of the principal balance due Vista from the October 16, 2018 advance under the long-term convertible note payable to Vista discussed above. The terms of the EMA convertible note payable are the same as those under the original Vista note and the note matures October 16, 2020. During the six months ended October 31, 2019, Vista converted the note in full into common shares of the Company.

Accrued interest payable on convertible notes payable totaled $130,446 and $66,822 at October 31, 2019 and April 30, 2019, respectively.

On September 12, 2019, the Company and GS entered into an Amendment to Promissory Notes pursuant to which the maturity dates of the September 13, 2018, September 18, 2018 and October 5, 2018 GS convertible notes payable were extended to February 4, 2014. In consideration of the extension of maturity dates, GS is due a fee of $90,000 payable at the time of repayment of the notes.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10).

NOTE 9 – NOTES PAYABLE – RELATED PARTY

Convertible notes payable – related party consisted of the following at October 31, 2019:

Related Party	Maturity Date	Consideration	Amount
Maple Resources Corporation	August 5, 2020	Cash	$26,000
Maple Resources Corporation	August 5, 2020	Financing Fees	3,000
Maple Resources Corporation	September 5, 2020	Consulting Fees	10,000
Maple Resources Corporation	October 2, 2020	Consulting Fees	10,000
Maple Resources Corporation	October 24, 2020	Cash	250,000

BNL Family Trust	August 5, 2020	Cash	15,000
BNL Family Trust	October 31, 2020	Cash	5,000

Shareholder and consultant	August 5, 2020	Cash	5,000
Shareholder and consultant	August 5, 2020	Accrued Consulting Fees	10,000
Shareholder and consultant	August 28, 2020	Accrued Consulting Fees	10,000
Shareholder and consultant	September 30, 2020	Accrued Consulting Fees	5,000
Shareholder and consultant	October 30, 2020	Accrued Consulting Fees	5,000

Total			354,000
Less discount			(4,054)

Net			$349,946

The convertible notes payable – related party accrue interest at an annual rate of 5%. Accrued interest payable totaled $1,169 at October 31, 2019.

Subject to available common shares available to issue, the convertible notes payable – related party are convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company.

The Company has identified the conversion feature of its convertible notes payable – related party as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10).

Subsequent to October 31, 2019, all convertible notes payable – related parties were converted into common shares of the Company. See Note 13.

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and recently issued stock options as derivatives. As of October 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the six months ended October 31, 2019, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2019	$18,063	$1,807,533	$1,825,596
New issuances of options, warrants and debt	-	50,960	50,960
Debt conversions and repayments	-	(599,328)	(599,328)
Change in fair value of derivative liabilities	(12,932)	173,976	161,044

Balance, October 31, 2019	$5,131	$1,433,141	$1,438,272

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of October 31, 2019 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 1.61% - 1.79%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 277% to 437%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of October 31, 2019, the Company had authorized 25,010,000,000 shares consisting of 25,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On November 4, 2019, we received confirmation from the Secretary of State of Nevada that an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12,000,000,000 to 25,000,000,000 shares was accepted for filing, effective October 30, 2019.

On December 4, 2019, the Company issued 15,000,000 shares of its Class A common stock to Maple Resources in conversion of all outstanding Class B common stock. In accordance with the Company’s amended Articles of Incorporation, effective with this conversion, all authorized common shares are designated common shares. This combination of Class A and Class B common stock into one class of common stock has been given retroactive treatment in the accompanying condensed consolidated financial statements for all periods presented.

Effective July 30, 2019, the Company filed a Certificate of Designation designating Series A preferred stock consisting of 1,000 shares and having the rights and preferences set forth in the Certificate of Designation of the Series A preferred stock, as detailed below.

Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving an amendment to Article IV of the Amended and Restated Articles of Incorporation of the Company for these proposals.

On September 14, 2018, the Company amended its articles of incorporation to provide for a 1 for 100 reverse stock split of our common shares. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving an amendment to Article IV of the Amended and Restated Articles of Incorporation of the Company. The amendment was also approved by the Company’s Board of Directors and declared effective by FINRA on November 15, 2018. The Company has given retroactive effect to the reverse stock split for all periods presented.

Common Stock Issuances

During the six months ended October 31, 2019, the Company issued a total of 3,082,126,796 shares of its common stock: 30,000 shares for services valued at $84; 1,116,961 shares valued at $11,508 in payment of accrued expenses of $13,500 resulting in a gain on extinguishment of debt of $1,992 and 3,080,979,835 shares valued at $616,217 in conversion of convertible notes principal of $586,549, accrued interest payable of $24,918 and payment of fees of $4,750. Settlement of derivative liabilities in debt conversions and repayments totaled $599,328.

During the six months ended October, 2018, the Company issued a total of 8,333,325 shares of its common stock: 219,403 shares for services valued at $61,558; 16,031 shares valued at $6,252 in payment of accrued expenses of $5,000 resulting in a loss on extinguishment of liabilities of $1,252; 7,108,418 shares valued at $735,708 in conversion of convertible notes principal of $692,079, accrued interest payable of $33,267, payment of fees of $500 and loss on conversion of debt of $9,862; and 989,473 shares pursuant to Equity Purchase Agreement (Note 10) for stock subscription receivable of $116,252. Settlement of derivative liabilities in debt conversions and repayments totaled $609,653.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued at $23,900 by an independent valuation firm.

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

A summary of warrant activity during the six months ended October 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2019	1,789,293	$1.00	2.91
Granted	100,518,646	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, October 31, 2019	102,307,939	$1.00	2.41

The warrant shares granted during the six months ended October 31, 2019 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

Stock Options

As a condition for entering into the October 9, 2018 GS convertible debenture (see Note 8), GS required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the GS pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 common shares of the Company at $0.08 per share.

A summary of the stock option activity during the six months ended October 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2019	2,000,000	$0.08	9.62
Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, October 31, 2019	2,000,000	$0.08	9.12

Common Stock Reserved

Combined with the 3,150,299,223 common shares outstanding at October 31, 2019, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Amendment to Articles of Incorporation

On November 4, 2019, we received confirmation from the Secretary of State of Nevada that an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12 billion to 25 billion shares was accepted for filing, effective October 30, 2019.

Share Issuances

Subsequent to October 31, 2019, the Company issued a total of 2,119,065,245 shares of its common stock in consideration for the conversion of note payable principal totaling $105,364, accrued interest payable of $3,764 and fees of $3,000.

On November 5, 2019, the Company issued a total of 6,436,363,636 shares of its common stock in consideration for the conversion of related party convertible note principal totaling $354,000, extinguishing this related party debt in full.

On November 5, 2019, the Company issued a total of 168,796,975 shares of its common stock in payment of accrued consulting fees totaling $42,000.

On December 4, 2019, the Company issued 15,000,000 shares of its Class A common stock to Maple Resources in conversion of all outstanding Class B common stock. In accordance with the Company’s amended Articles of Incorporation, effective with this conversion all authorized common shares are designated Class A common shares. This combination of Class A and Class B common stock into one class of common stock has been given retroactive treatment in the accompanying condensed consolidated financial statements for all periods presented.

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

Through October 31, 2019, we have had no revenues and have reported continuing losses from operations.

Results of Operations

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $49,971 to $299,312 for the three months ended October 31, 2019 from $349,283 for the three months ended October 31, 2018 and decreased $204,112 to $545,419 for the six months ended October 31, 2019 from $749,531 for the six months ended October 31, 2018. The decrease resulted from lower salaries, travel and other expenses associated with securing debt financing and administrative activities of our refinery project due to limitations on funding during the current fiscal year. The decreases in the current fiscal year periods were partially offset by non-cash related party compensation of $23,900 recorded with the issuance of Series B preferred stock to Maple Resources Corporation.

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $87,539 for the three months ended October 31, 2019 compared to $154,813 for the three months ended October 31, 2018 and totaled $138,939 for the six months ended October 31, 2019 compared to $316,645 for the six months ended October 31, 2018. The decreases were due to financing constraints in the current fiscal year. The levels of spending on the development of our refinery will vary from period to period based on availability of financing.

Depreciation and Amortization Expense

Our depreciation and amortization expenses increased to $8,638 for the three months ended October 31, 2019 from $573 for the three months ended October 31, 2018 and increased to $17,225 for the six months ended October 31, 2019 from $1,144 for the six months ended October 31, 2018. The increase in the current year is due to depreciation of refinery land improvements and amortization of refinery land easements.

Other Income (Expense)

Our interest expense decreased $113,881 to $534,232 for the three months ended October 31, 2019 from $648,113 for the three months ended October 31, 2018. This decrease in interest expense is due no new non-related party convertible debt in the current year second quarter, resulting in less amortization of debt discount to interest expense, partially offset by an increase in loan penalties. Our interest expense increased $167,094 to $1,222,204 for the six months ended October 31, 2019 from $1,055,110 for the six months ended October 31, 2018. On a year-to-date basis, interest expense increased due to an overall increased level of convertible debt during the current fiscal year and increased amortization of debt discount, and loan penalties.

For the three months ended October 31, 2019, we reported a loss on derivative liabilities of $416,171 and a gain on derivative liabilities of $7,787 for the three months ended October 31, 2018. For the six months ended October 31, 2018, we reported a loss on derivative liabilities of $161,044 and a gain on derivative liabilities of $4,911 for the six months ended October 31, 2018. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported gains on extinguishment of liabilities of $10,168 for the three months ended October 31, 2018, $1,992 for the six months ended October 31, 2019 and $8,916 for the six months ended October 31, 2018. These gains related to the issuance of our common shares in payment of accrued expenses. No shares of common stock were issued in payment of accrued expenses in the three months ended October 31, 2019. Where shares of our common stock are issued in extinguishment of liabilities, we record the value of the shares issued at the current market price, which at times may differ from the book value of the debt, resulting in a gain or loss on extinguishment of liabilities.

We reported a loss on conversion of debt of $9,862 for the three months ended October 31, 2018. We reported no gain or loss on conversion of debt for the other periods reported. Gain or loss on conversion of debt results from conversions of debt to common stock where the conversions are outside the contractual terms of the underlying debt agreement.

Net Loss

As a result, we reported net losses of $1,345,892 and $1,144,689 for the three months ended October 31, 2019 and 2018, respectively, and $2,082,839 and $2,118,465 for the six months ended October 31, 2019 and 2018, respectively.

Non-Controlling Interest in Income of Consolidated Subsidiaries

Currently, we have no activity in our consolidated subsidiaries. Non-controlling interest in income of consolidated subsidiaries was $0 for the three months and six months ended October 31, 2019 and 2018.

Net Loss Attributable to the Company

Because we had no non-controlling interest in income of consolidated subsidiaries, net loss attributed to the Company was the same as net loss - $1,345,892 and $1,144,689 for the three months ended October 31, 2019 and 2018, respectively, and $2,082,839 and $2,118,465 for the six months ended October 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Working Capital

As of October 31, 2019, we had current assets of $97,467, including cash of $72,881, and current liabilities of $4,818,137, resulting in a working capital deficit of $4,720,670. Included in our current liabilities as of October 31, 2019 are derivative liabilities of $1,438,272, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the six months ended October 31, 2019 and 2018 were as follows:

	2019	2018

Cash, beginning of period	$55,188	$304,173
Net cash used in operating activities	(538,256)	(874,041)
Net cash used in investing activities	(10,351)	(231,538)
Net cash provided by financing activities	566,300	1,107,442

Cash, end of period	$72,881	$306,036

We used net cash of $538,256 in operating activities for the six months ended October 31, 2019 as a result of net loss of $2,082,839 and non-cash gain of $1,992, partially offset by non-cash expenses totaling $1,211,576, decrease in prepaid expenses and other current assets of $14,363, and increases in accounts payable of $95,923, accrued expenses of $123,667 and accounts payable and accrued expenses – related party of $101,046.

By comparison, we used net cash of $874,041 in operating activities for the six months ended October 31, 2018 as a result of net loss of $2,118,465 and non-cash gains totaling $13,827, partially offset by non-cash expenses totaling $921,627, decrease in prepaid expenses and other current assets of $5,000, and increases in accounts payable of $271,488 and accrued expenses of $60,136.

Net cash used in investing activities for the six months ended October 31, 2019 was $10,351, comprised of the purchase of property and equipment. Net cash used in investing activities for the six months ended October 31, 2018 was $231,538, comprised of the purchase of property and equipment.

Net cash provided by financing activities for the six months ended October 31, 2019 was $566,300, comprised of proceeds from convertible notes payable of $365,300 and proceeds from convertible notes payable – related party of $301,000, partially offset by repayments of convertible notes payable of $100,000. Net cash provided by financing activities for the six months ended October 31, 2018 was $1,107,442, comprised of proceeds from convertible notes payable of $1,194,190 and proceeds from stock subscription receivable of $116,252, partially offset by repayments of convertible notes payable of $203,000.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $41,146,957 and a total stockholders’ deficit of $4,195,477 at October 31, 2019, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

During the three months ended October 31, 2019, we issued to related parties an aggregate of $354,000 principal amount of convertible notes of which $301,000 represented cash proceeds to us. Of the remaining consideration of $53,000, $50,000 was for consulting fees and $3,000 was for financing fees. See Note 9 to the accompanying condensed consolidated financial statements for the detail of these related party notes. Subject to available common shares to issue, the convertible notes payable – related party are convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company.

In November 2019, all convertible notes payable – related parties were converted into common stock of the Company.

At October 31, 2019, all of our authorized shares of common stock were either issued or reserved for issuance of outstanding warrants, stock options and convertible notes payable. Therefore, no common shares were available for share issuances other than those shares included in the reserves established for debt holders. As a result, no funding from non-related party lenders was received during the three months ended October 31, 2019.

On November 4, 2019, we received confirmation from the Secretary of State of Nevada that an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12,000,000,000 to 25,000,000,000 shares was accepted for filing, effective October 30, 2019. However, as of the date of this filing, all of our authorized shares of common stock were either issued or reserved for issuance of outstanding warrants, stock options and convertible notes payable. The lack of authorized shares currently limits our ability to raise capital through convertible debt financing.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2019 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the six months ended October 31, 2019. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of October 31, 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,438,272	$-	$-	$1,438,272

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of October 31, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of October 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of October 31, 3019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.	As of October 31, 2019, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2019, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2019, the Company issued a total of 2,760,001,468 shares of its common stock valued at $247,284 in conversion of convertible notes principal of $224,935, accrued interest payable of $19,349 and payment of fees of $3,000.

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

MMEX Resources Corporation

Dated: December 23, 2019	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

