Form 10-Q/A
period 2019-10-31
MMEX Resources Corp
filed 2019-12-23
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of MMEX Resources Corporation (the "Company") for the period ended October 31, 2019, amends the Quarterly Report on Form 10-Q that was originally filed on December 23, 2019, to include the interactive data file exhibits that were not included due to a technical error.

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

