Form 10-Q
period 2020-01-31
MMEX Resources Corp
filed 2020-04-30
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2020, there were 13,352,828,472 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS

QUARTER ENDED JANUARY 31, 2020

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

Table of Content

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31. 2020	April 30, 2019

Assets	(Unaudited)

Current assets:
Cash	$1,545	$55,188
Prepaid expenses and other current assets	5,549	38,949
Total current assets	7,094	94,137

Property and equipment, net	515,764	531,167
Deposit	900	900

Total assets	$523,758	$626,204

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$865,276	$706,192
Accrued expenses	425,530	307,078
Accounts payable and accrued expenses – related party	110,440	41,036
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at January 31, 2020 and April 30, 2019, respectively	219,093	75,000
Convertible notes payable, net of discount of $86,612 and $869,433 at January 31, 2020 and April 30, 2019, respectively	1,444,908	783,836
Convertible notes payable – related party, net of discount of $0 at January 31, 2020	38,500	-
Derivative liabilities	2,052,420	1,825,596
Total current liabilities	5,231,168	3,813,739

Long-term liabilities:
Convertible notes payable, net of discount of $0 and $263,960 at January 31, 2020 and April 30, 2019, respectively	-	176,140

Total liabilities	5,231,168	3,989,879

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 25,000,000,000 shares authorized, 13,352,828,472 and 68,172,427 shares issued and outstanding at January 31, 2020 and April 30, 2019, respectively	13,352,830	68,174
Preferred stock; $0.001 par value; 10,000,000 shares authorized, 1,000 Series A shares issued and outstanding	1	-
Additional paid-in capital	24,360,260	35,622,398
Non-controlling interest	9,871	9,871
Accumulated deficit	(42,430,372)	(39,064,118)
Total stockholders’ deficit	(4,707,410)	(3,363,675)

Total liabilities and stockholders’ deficit	$523,758	$626,204

See accompanying notes to condensed consolidated financial statements.

Table of Content

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	191,236	351,222	736,655	1,100,753
Refinery start-up costs	43,467	156,124	182,406	472,769
Depreciation and amortization	8,718	571	25,943	1,715

Total operating expenses	243,421	507,917	945,004	1,575,237

Loss from operations	(243,421)	(507,917)	(945,004)	(1,575,237)

Other income (expense):
Interest expense	(245,823)	(441,447)	(1,468,027)	(1,496,557)
Loss on derivative liabilities	(800,734)	(490,980)	(961,778)	(486,069)
Gain on extinguishment of liabilities	6,563	4,584	8,555	13,500
Gain on conversion of debt	-	51,060	-	41,198

Total other expense	(1,039,994)	(876,783)	(2,421,250)	(1,927,928)

Loss before income taxes	(1,283,415)	(1,384,700)	(3,366,254)	(3,503,165)
Provision for income taxes	-	-	-	-

Net loss	(1,283,415)	(1,384,700)	(3,366,254)	(3,503,165)

Non-controlling interest in income of consolidated subsidiaries	-	-	-	-

Net loss attributable to the Company	$(1,283,415)	$(1,384,700)	$(3,366,254)	$(3,503,165)

Net loss per common share – basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	11,619,713,601	31,613,339	4,496,124,028	27,124,887

See accompanying notes to condensed consolidated financial statements.

Table of Content

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended January 31, 2020

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2019	68,172,427	$68,174	-	$-	$35,622,398	$9,871	$(39,064,118)	$(3,363,675)

Common shares issued for: Services	30,000	30	-	-	54	-	-	84
Accrued expenses	169,913,936	169,914	-	-	(122,969)	-	-	46,945
Conversion of convertible notes payable	6,678,348,473	6,678,348	-	-	(5,866,672)	-	-	811,676
Conversion of related party convertible notes payable	6,436,363,636	6,436,364	-	-	(6,082,364)	-	-	354,000
Preferred shares issued to related party for services	-	-	1,000	1	23,899	-	-	23,900
Settlement of derivative liabilities	-	-	-	-	785,914	-	-	785,914
Net loss	-	-	-	-	-	-	(3,366,254)	(3,366,254)

Balance, January 31, 2020	13,352,828,472	$13,352,830	1,000	$1	$24,360,260	$9,871	$(42,430,372)	$(4,707,410)

See accompanying notes to condensed consolidated financial statements.

Table of Content

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended January 31, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2018	36,274,369	$36,274	$33,085,221	$9,871	$(35,077,288)	$(1,945,922)

Common shares issued for: Services	426,419	427	80,385	-	-	80,812
Accrued expenses	16,031	16	6,236	-	-	6,252
Conversion of convertible notes payable	14,785,215	14,785	1,678,569	-	-	1,693,354
Subscriptions receivable	989,474	989	115,263	-	-	116,252
Reverse split rounding	469	1	(1)	-	-	-
Settlement of derivative liabilities	-	-	103,319	-	-	103,319
Net loss	-	-	-	-	(3,503,165)	(3,503,165)

Balance, January 31, 2019	52,491,977	$52,492	$35,068,992	$9,871	$(38,580,453)	$(3,449,098)

See accompanying notes to condensed consolidated financial statements.

Table of Content

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,366,254)	$(3,503,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25,943	1,715
Stock-based compensation	84	80,812
Convertible note payable – related parties for interest expense	14,000	-
Convertible note payable – related parties for consulting fees	40,000	-
Preferred shares issued to related party for services	23,900	-
Loss on derivative liabilities	961,778	486,069
Gain on extinguishment of liabilities	(8,555)	(13,500)
Gain on conversion of debt	-	(41,198)
Amortization of debt discount	1,138,941	1,168,100
Interest expense added to convertible note payable principal	35,000	39,600
Interest expense from issuance of stock options	-	42,217
Decrease in prepaid expenses and other current assets	33,400	5,000
Increase in liabilities:
Accounts payable	159,084	190,394
Accrued expenses	226,372	105,061
Accounts payable and accrued expenses – related party	89,404	-
Net cash used in operating activities	(626,903)	(1,438,895)

Cash flows from investing activities:
Purchase of property and equipment	(10,540)	(266,818)
Net cash used in investing activities	(10,540)	(266,818)

Cash flows from financing activities:
Proceeds from convertible notes payable	365,300	1,650,028
Proceeds from convertible notes payable – related party	318,500	-
Repayments of convertible notes payable	(100,000)	(203,000)
Proceeds from stock subscription receivable	-	116,252
Net cash provided by financing activities	583,800	1,563,280

Net decrease in cash	(53,643)	(142,433)
Cash at the beginning of the period	55,188	304,173
Cash at the end of the period	$1,545	$161,740

Supplemental disclosure:
Interest paid	$10,402	$104,990
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	811,676	1,724,513
Common stock issued in conversion of related party debt	354,000	-
Common stock issued for accrued expenses	46,945	5,000
Settlement of derivative liabilities	785,914	103,319
Derivative liabilities for debt discount	46,812	1,382,595
Derivative liabilities for related party debt discount	4,148	-
Convertible notes payable for accrued expenses	10,000	-
Convertible notes payable – related party for accrued expenses	20,000	-
Increase in common stock for reverse stock split rounding	-	1

See accompanying notes to condensed consolidated financial statements.

Table of Content

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2020
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

Table of Content

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

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of January 31, 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Table of Content

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,052,420	$-	$-	$2,052,420

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

Table of Content

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months and nine months ended January 31, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share, therefore, basic net loss per share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the nine months ended January 31, 2020 and 2019, the Company recorded share-based compensation to employees of $0 and $12,807, respectively.

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

Table of Content

Reclassifications

Certain amounts in the consolidated financial statements for the prior-year period have been reclassified to conform with the current-year period presentation.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, “Simplifying the Accounting for Income Taxes” (Income Taxes Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general provision of Topic 740. The amendments also improve consistent application of and simplify General Accepted Accounting Principles for other areas of Topic 740 by clarifying and amending existing practice. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the implementation of this ASU.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, is effective January 1, 2019 for calendar-year-end public companies, or May 1, 2019 for the Company. The Company currently does not have any material leases and the adoption of this new pronouncement did not have a material impact on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $42,430,372 and a total stockholders’ deficit of $4,707,410 at January 31, 2020, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. Most recently, we have funded our operations from the proceeds of convertible debt. However, we currently do not have sufficient authorized shares of common stock to secure additional convertible debt funding. The recent Covid-19 worldwide pandemic has negatively impacted capital markets adding to the difficulty of raising either debt or equity financing.

Table of Content

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $110,440 and $41,036 as of January 31, 2020 and April 30, 2019, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement. Effective January 1, 2020, the Maple consulting agreement was amended to provide for monthly consulting fees of $17,897. During the three months ended January 31, 2020 and 2019, we incurred consulting fees and expense reimbursement related to the development of the refinery project to Maple Resources totaling $24,733 and $92,212, respectively. During the nine months ended January 31, 2020 and 2019, we incurred fees and expense reimbursements to Maple Resources totaling $222,022 and $257,391, respectively.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In November 2019, 76,282,091 shares of our common stock were issued to Maple Resources in payment of $20,000 of consulting fees for July through October 2019. No shares have been issued to Maple Resources in payment of consulting fees for November 2019 through January 2020 under the consulting agreement.

Amounts included in accounts payable and accrued expenses – related party due to Maple Resources totaled $60,718 and $9,403 as of January 31, 2020 and April 30, 2019, respectively

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services. During the nine months ended January 31, 20120, we issued a total of 38,761,580 common shares valued at $15,009 to the related party, with the shares valued at the market price on the date of issuance, in payment of accrued consulting fees totaling $17,500. A gain on extinguishment of debt of $2,491 related to this compensation arrangement was recorded as a contribution to capital. As of January 31, 2020, consulting fees of $7,500 were payable, and the related party had also advanced the Company $9,240, for a total of $16,920 included in accounts payable and accrued expenses – related party.

Table of Content

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued by an independent valuation firm at $23,900. See Note 11.

During the nine months ended January 31, 2019, we issued to an employee 93,620 shares of our common stock valued at $12,807 based on the market price on the date of issuance. The employee was terminated in January 2019.

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

During the nine months ended January 31, 2020, Maple Resources, BNL Family Trust (a trust established for the benefit of Bruce Lemons, a director of the Company, and his family) and an individual who is a consultant and shareholder of the Company loaned the Company a total of $392,500 in the form of convertible notes payable.  See Note 8.  The notes were issued for cash of $318,500, consulting fees of $30,000, accrued expenses of $30,000 and financing fees of $14,000.  Notes totaling $354,000 were converted in November 2019 into 6,436,363,636 total common shares of the Company.  At January 31, 2020, total principal of $38,500 and accrued interest payable of $1,621 were outstanding.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2020	April 30, 2019

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	67,088	67,088
Refinery land improvements	452,005	441,465
Refinery land easements	37,015	37,015
	580,934	570,394
Less accumulated depreciation and amortization	(65,170)	(39,227)

	$515,764	$531,167

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126-acre parcel is the tract on which the Company intends to build a crude oil refinery (Note 6). Subsequently through January 31, 2020, the Company incurred a total of $489,020 additional costs to acquire certain easements related to the land parcel and make other improvements.

Depreciation and amortization expense totaled $8,718 and $571 for the three months ended January 31, 2020 and 2019, respectively and $25,943 and $1,715 for the nine months ended January 31, 2020 and 2019, respectively.

Table of Content

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

Completion of the Refinery Project will require substantial equity and debt financing and is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2020	April 30, 2019

Accrued payroll	$30,090	$30,090
Accrued consulting	12,000	4,500
Accrued interest	320,447	209,947
Other	62,993	62,541

	$425,530	$307,078

Table of Content

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	January 31, 2020	April 30, 2019

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $49,634 and $44,009 at January 31, 2020 and April 30, 2019, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2020	April 30, 2019
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$50,000	$50,000
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	25,000	25,000
Note payable to an accredited investor, matured January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	59,400	-
Note payable to an accredited investor, matured January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	42,328	-
Note payable to an accredited investor, matured January 24, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	42,365	-

	219,093	75,000
Less discount	-	-

Total	$219,093	$75,000

Table of Content

Effective January 11, 2019, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matured on January 11, 2020 and was in default as of January 31, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $120,000 as of April 30, 2019. During the nine months ended January 31, 2020, One44 converted principal of $60,600 into common shares of the Company, resulting in a principal balance of $59,400 as of January 31, 2020.

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 17, 2020 and was in default as of January 31, 2020. The Company may redeem the note at redemption prices ranging from 135% to 150% during the first 180 days after issuance. The note had a principal balance of $125,000 as of April 30, 2019. During the nine months ended January 31, 2020, JSJ converted principal of $82,672 into common shares of the Company, resulting in a principal balance of $42,328 as of January 31, 2020.

Effective April 24, 2019, the Company issued and delivered to EMA Financial, LLC (“EMA”) a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $3,750 of the fees and expenses of the lender and its counsel. EMA, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to the day the notice of conversion is received by the Company. The note matured on January 24, 2020 and was in default as of January 31, 2020. During the first 180 days the Note is in effect, the Company may redeem the note at redemption prices ranging from 120% to $140%. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $55,000 as of April 30, 2019. In November 2019, a penalty of $25,000 was added to the principal of the note. In addition, during the nine months ended January 31, 2020, EMA converted principal of $37,635 into common shares of the Company, resulting in a principal balance of $42,365 as of January 31, 2020.

Accrued interest payable on convertible notes payable, currently in default, totaled $128,676 and $97,241 at January 31, 2020 and April 30, 2019, respectively.

Table of Content

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	January 31, 2020	April 30, 2019
Note payable to an accredited investor, maturing November 20, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	$24,700	$110,000
Note payable to an accredited investor, maturing November 20, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	70,000	70,000
Original issue discount convertible debenture to an accredited investor, maturing November 20, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	600,000	600,000
Note payable to an accredited investor, maturing January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price. In default at January 31, 2020.	-	120,000
Note payable to an accredited investor, maturing January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price. In default at January 31, 2020	-	125,000
Note payable to an accredited investor, maturing January 24, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price. In default at January 31, 2020		55,000
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	91,331	125,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	35,900	-
Note payable to an accredited investor, maturing November 20, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	110,000	110,000
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	2,009	55,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	100,000	-
Note payable to an accredited investor, maturing June 19, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	250,000	-
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an accredited investor, maturing September 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price	10,000	-

Table of Content

Note payable to an accredited investor, maturing
   two years from each advance, with an original issue
   discount equal to 10% and a one-time interest charge
   of 12% added to principal, convertible into common
   shares of the Company at a defined variable exercise
   price –  See discussion under Long-Term Convertible

   Notes Payable below:

Advance dated September 13, 2018, maturing September 13, 2020	1,380	-
Advance dated October 16, 2018, maturing October 16, 2020	123,200	-
Note payable to an accredited investor, maturing January 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price, converted in full into shares of common stock	-	136,000
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price, paid in full in June 2019	-	100,000
Note payable to an accredited investor, maturing September 21, 2019, with interest at 8%, converted in full into shares of common stock	-	47,269
Total	1,531,520	1,653,269
Less discount	(86,612)	(869,433)

Net	$1,444,908	$783,836

Effective September 13, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to November 20, 2020. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2019. During the nine months ended January 31, 2020, GS converted principal of $85,300 into common shares of the Company, resulting in a principal balance of $34,700 as of January 31, 2020.

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The maturity date of the note has been extended to November 20, 2020. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of January 20, 2020 and April 30, 2019.

Table of Content

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six-month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The maturity date of the debenture has been extended to November 20, 2020. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. The debenture had a principal balance of $600,000 as of January 20, 2020 and April 30, 2019. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, pledged their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company.

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020. The Company may redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of April 30, 2019. During the nine months ended January 20, 2020, Auctus converted principal of $33,669 into common shares of the Company, resulting in a principal balance of $91,331 as of January 31, 2020.

Effective February 7, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2019. During the nine months ended January 20, 2020, Geneva converted principal of $20,600 into common shares of the Company, resulting in a principal balance of $35,900 as of January 31, 2020.

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount and the Company received net proceeds of $100,000 after payment of $5,500 of the fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.08 per share and thereafter at 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to November 20, 2020. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of January 31, 2020 and April 30, 2019.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $52,500 after payment of $2,500 of the fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matures on February 27, 2020. During the first 150 days the Note is in effect, the Company may redeem the note at a redemption price of 135%. The note had a principal balance of $55,000 as of April 30, 2019. During the nine months ended January 20, 2020, Coventry converted principal of $52,991 into common shares of the Company, resulting in a principal balance of $2,009 as of January 31, 2020.

Table of Content

Effective March 25, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on June 25, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of January 31, 2020 and April 30, 2019.

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $100,000 as of January 31, 2020.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after an original issue discount of $3,500 and payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The Company may not redeem the note after the first 180 days after issuance. The note had a principal balance of $56,500 as of January 31, 2020.

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matures on June 19, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $250,000 as of January 31, 2020.

Table of Content

Effective December 27, 2020, the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000. Subject to available common shares to issue, the note is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. The note had a principal balance of $10,000 as of January 31, 2020. On December 27, 2019, the consultant simultaneously submitted a notice to convert the note into 9,090,909,091 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

Effective March 21, 2018, the Company issued and delivered to Auctus an 8% convertible note in the principal amount of $220,000. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by Auctus into shares of common stock) on the maturity date of March 21, 2019. During the year ended April 30, 2019, the maturity date of the note was extended to September 21, 2019 and an extension fee of $15,000 was added to the note principal. During the year ended April 30, 2019, Auctus converted principal of $187,731 into common shares of the Company, resulting in a principal balance of $47,269 as of April 30, 2019. During the nine months ended January 31, 2020, the balance of the note was converted in full into shares of the Company’s common stock.

Effective January 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $136,000. The note was issued at a discount, resulting in the Company’s receipt of $125,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the average of the three lowest trading prices during the 20 days prior to conversion. The note matures on January 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $136,000 as of April 30, 2019 and was converted in full into common shares of the Company during the nine months ended January 31, 2020.

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

Table of Content

Long-Term Convertible Notes Payable

Long-term convertible notes payable consisted of the following at:

	January 31, 2020	April 30, 2019

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

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the $100,000 advance at inception, resulting in total initial principal of $123,200. Through April 30, 2019, the note was partially converted into shares of the Company’s common stock resulting in a principal balance of $80,700 as of April 30, 2019. During the nine months ended January 31, 2020, Vista converted principal of $79,320 into common shares of the Company, resulting in a principal balance of $1,380 as of January 20, 2020, which has been reclassified as current in the Current Convertible Notes Payable section above.

Table of Content

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400, which balance was outstanding as of April 30, 2019. Effective May 14, 2019, Vista assigned $123,200 of this note, resulting in a principal balance of $123,200 as of January 31, 2020, which has been reclassified as current in the Current Convertible Notes Payable section above.

Effective May 14, 2019, EMA purchased $123,400 of the principal balance due Vista from the October 16, 2018 advance under the long-term convertible note payable to Vista discussed above. The terms of the EMA convertible note payable are the same as those under the original Vista note and the note matures October 16, 2020. During the nine months ended January 31, 2020, EMA converted the note in full into common shares of the Company.

Accrued interest payable on convertible notes payable totaled $142,136 and $58,915 at January 31, 2020 and April 30, 2019, respectively.

On September 12, 2019, the Company and GS entered into an Amendment to Promissory Notes pursuant to which the maturity dates of the September 13, 2018, September 18, 2018 and October 5, 2018 GS convertible notes payable were extended to February 4, 2020. In consideration of the extension of maturity dates, GS is due a fee of $90,000 payable at the time of repayment of the notes.

Subsequently on March 31, 2020, the Company and GS entered into a Second Amendment to Promissory notes pursuant to which the maturity dates of the September 13, 2018, September 18, 2018 and October 5, 2018 GS convertible notes payable were extended to November 20, 2020. (See Note 13).

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10).

NOTE 9 – NOTES PAYABLE – RELATED PARTY

Convertible notes payable – related party consisted of the following at January 31, 2020:

Related Party	Maturity Date	Consideration	Amount
Maple Resources Corporation (“Maple”)	December 27, 2020	Cash of $5,500 and Financing Fees of $5,500	$11,000
BNL Family Trust (“BNL”)	December 27, 2020	Cash	11,000
Shareholder and consultant	December 27, 2020	Accrued Consulting Fees	10,000
Shareholder and consultant	January 22, 2021	Cash	6,500

Total			38,500
Less discount			-

Net			$38,500

Table of Content

The convertible notes payable – related party accrue interest at an annual rate of 5%. Accrued interest payable totaled $1,621 at January 31, 2020.

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

On November 5, 2019, Maple converted notes payable with total principal balance of $299,000 into 5,436,363,636 shares of the Company’s common stock. The notes were issued to Maple during the months of August through October 2019 in consideration for cash of $276,000, consulting fees of $20,000 and financing fees of $3,000.

On November 5, 2019, BNL converted a note payable with a principal balance of $20,000 into 363,636,364 shares of the Company’s common stock. The note was issued to BNL in August and October 2019 for cash of $20,000.

On November 5, 2019, the consultant converted notes payable with total principal balance of $35,000 into 636,363,636 shares of the Company’s common stock. The notes were issued to the consultant during the months of August through October 2019 in consideration for cash of $5,000 and accrued consulting fees of $30,000.

On December 27, 2019, the related party lenders simultaneously submitted notices to convert the total note principal of $32,000 into 29,090,909,091 total shares of the Company’s common stock. The conversions were not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

On January 22, 2020, the consultant simultaneously submitted a notice to convert the note with principal of $6,500 into 5,909,090,909 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and recently issued stock options as derivatives. As of January 31, 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

Table of Content

During the nine months ended January 31, 2020, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2019	$18,063	$1,807,533	$1,825,596
New issuances of options, warrants and debt	-	50,960	50,960
Debt conversions and repayments	-	(785,914)	(785,914)
Change in fair value of derivative liabilities	(10,174)	971,952	961,778

Balance, January 20, 2020	$7,889	$2,044,531	$2,052,420

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of January 31, 2020 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 1.51% - 2.35%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 215% to 628%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of January 20, 2020, the Company had authorized 25,010,000,000 shares consisting of 25,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

Table of Content

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

Common Stock Issuances

During the nine months ended January 31, 2020, the Company issued a total of 13,284,656,045 shares of its common stock: 30,000 shares for services valued at $84; 169,913,936 shares valued at $46,945 in payment of accrued expenses of $55,500 resulting in a gain on extinguishment of debt of $8,555; 6,678,348,473 shares valued at $811,676 in conversion of convertible notes principal of $769,256, accrued interest payable of $33,670 and payment of fees of $8,750; and 6,436,363,636 shares in conversion of convertible notes payable – related party principal of $354,000.  Settlement of derivative liabilities in debt conversions and repayments totaled $785,914.

During the nine months ended January 31, 2019, the Company issued a total of 16,217,608 shares of its Class A common stock: 426,419 shares for services valued at $80,812 resulting in a gain on extinguishment of debt of $14,751; 16,031 shares valued at $6,252 in payment of accrued expenses of $5,000 resulting in a loss on extinguishment of liabilities of $1,252; 14,785,215 shares valued at $1,734,552 in conversion of convertible notes principal of $942,082, accrued interest payable of $48,728, settlement of derivative liabilities of $742,242 and payment of fees of $1,500, resulting in a gain on conversion of debt of $41,198; 989,474 shares pursuant to Equity Purchase Agreement (Note 10) for stock subscription receivable of $116,252; and 469 shares valued at $1 for reverse split rounding.

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

Table of Content

A summary of warrant activity during the nine months ended January 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2019	1,789,293	$1.00	2.91
Granted	444,248,462	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, January 31, 2020	446,037,755	$1.00	2.16

The warrant shares granted during the nine months ended January 31, 2020 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

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

A summary of the stock option activity during the nine months ended January 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2019	2,000,000	$0.08	9.62
Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, January 31, 2020	2,000,000	$0.08	8.67

Common Stock Reserved

Combined with the 13,352,828,472 common shares outstanding at January 31, 2020, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

Table of Content

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

There were no legal proceedings against the Company.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

On March 31, 2020, the Company and GS entered into a Second Amendment to Promissory Notes pursuant to which the maturity dates of the September 13, 2018, September 18, 2018 and October 5, 2018 GS convertible notes payable (the “Notes”) were extended to November 20, 2020. In consideration of the extension of maturity dates, GS is due an extension fee of $200,000 due and payable in cash as an increase to the principal balance of the Notes. The extension fee is payable at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. Further, the interest rate on the Notes was increased to 18% per annum effective as of February 20, 2020. repayment of the notes.

On February 12, 2020 Maple loaned the Company $5,000 pursuant to a convertible promissory note with the same terms as described in Note 9. Maple simultaneously submitted a notice to convert the note into 4,545,454,545 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) ( the “Act” ) in the amount of $167, 918 and was funded on April 21, 2020. The loan may be forgiven pursuant to the provisions of the Act.

Table of Content

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

Table of Content

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

Through January 31, 2020, we have had no revenues and have reported continuing losses from operations.

Results of Operations

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased to $191,236 for the three months ended January 31, 2020 from $351,222 for the three months ended January 31, 2019 and decreased to $736,655 for the nine months ended January 31, 2020 from $1,100,753 for the nine months ended January 31, 2019. The decrease resulted from lower salaries, travel and other expenses associated with securing debt financing and administrative activities of our refinery project due to limitations on funding during the current fiscal year. The decreases in the current fiscal year periods were partially offset by non-cash related party compensation of $23,900 recorded with the issuance of Series B preferred stock to Maple Resources Corporation.

Table of Content

Refinery Start-Up Costs

We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $43,467 for the three months ended January 31, 2020 compared to $156,124 for the three months ended January 31, 2019 and totaled $182,406 for the nine months ended January 31, 2020 compared to $472,769 for the nine months ended January 31, 2019. The decreases were due to financing constraints in the current fiscal year. The levels of spending on the development of our refinery will vary from period to period based on availability of financing.

Depreciation and Amortization Expense

Our depreciation and amortization expenses increased to $8,718 for the three months ended January 31, 2020 from $571 for the three months ended January 31, 2020 and increased to $25,943 for the nine months ended January 31, 2020 from $1,715 for the nine months ended January 31, 2019. The increase in the current year is due to depreciation of refinery land improvements and amortization of refinery land easements.

Other Income (Expense)

Our interest expense decreased to $245,823 for the three months ended January 31, 2020 from $441,447 for the three months ended January 31, 2019 and decreased to $1,468,027 for the nine months ended January 31, 2020 from $1,496,557 for the nine months ended January 31, 2019. This decrease in interest expense is due no material new non-related party convertible debt in the current year second and third quarters, resulting in less amortization of debt discount to interest expense, partially offset by an increase in loan penalties.

We reported losses on derivative liabilities of $800,734 and $490,980 for the three months ended January 31, 2020 and 2019, respectively and $961,778 and $486,069 for the nine months ended January 31, 2020 and 2019, respectively.  In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported gains on extinguishment of liabilities of $6,563 and $4,584 for the three months ended January 31, 2020 and 2019, respectively and $8,555 and $13,500 for the nine months ended January 31, 2020 and 2019, respectively. These gains related to the issuance of our common shares in payment of accrued expenses. Where shares of our common stock are issued in extinguishment of liabilities, we record the value of the shares issued at the current market price, which at times may differ from the book value of the debt, resulting in a gain or loss on extinguishment of liabilities.

Table of Content

We reported gains on conversion of debt of $51,060 and $41,198 for the three months and nine months ended January 31, 2019, respectively. We reported no gain or loss on conversion of debt for the current fiscal year periods. Gain or loss on conversion of debt results from conversions of debt to common stock where the conversions are outside the contractual terms of the underlying debt agreements.

Net Loss

As a result, we reported net losses of $1,283,415 and $1,384,700 for the three months ended January 31, 2020 and 2019, respectively, and $3,366,254 and $3,503,165 for the nine months ended January 31, 2020 and 2019, respectively.

Non-Controlling Interest in Income of Consolidated Subsidiaries

Currently, we have no activity in our consolidated subsidiaries. Non-controlling interest in income of consolidated subsidiaries was $0 for all periods presented.

Net Loss Attributable to the Company

Because we had no non-controlling interest in income of consolidated subsidiaries, net loss attributed to the Company was the same as net loss - $1,283,415 and $1,384,700 for the three months ended January 31, 2020 and 2019, respectively, and $3,366,254 and $3,503,165 for the nine months ended January 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Working Capital

As of January 31, 2020, we had current assets of $7,094, including cash of $1,545, and current liabilities of $5,231,168, resulting in a working capital deficit of $5,224,074.  Included in our current liabilities as of January 31, 2019 are derivative liabilities of $2,052,420, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the nine months ended January 31, 2020 and 2019 were as follows:

	2020	2019

Cash, beginning of period	$55,188	$304,173
Net cash used in operating activities	(626,903)	(1,438,895)
Net cash used in investing activities	(10,540)	(266,818)
Net cash provided by financing activities	583,800	1,563,280

Cash, end of period	$1,545	$161,740

We used net cash of $626,903 in operating activities for the nine months ended January 31, 2020 as a result of our net loss of $3,366,254 and non-cash gain of $8,555, partially offset by non-cash expenses totaling $2,239,646, decrease in prepaid expenses and other current assets of $33,400, and increases in accounts payable of $159,084, accrued expenses of $226,372 and accounts payable and accrued expenses – related party of $89,404.

Table of Content

By comparison, we used net cash of $1,438,895 in operating activities for the nine months ended January 31, 2019 as a result of our net loss of $3,503,165 and non-cash gains totaling $54,698, partially offset by non-cash expenses totaling $1,818,513, decrease in prepaid expenses and other current assets of $5,000, and increases in accounts payable of $190,394 and accrued expenses of $105,061.

Net cash used in investing activities for the nine months ended January 31, 2020 and 2019 was $10,540 and $266,818, respectively, comprised of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended January 31, 2020 was $583,800, comprised of proceeds from convertible notes payable of $365,300 and proceeds from convertible notes payable – related party of $318,500, partially offset by repayments of convertible notes payable of $100,000. Net cash provided by financing activities for the nine months ended January 31, 2019 was $1,563,280, comprised of proceeds from convertible notes payable of $1,650,028 and proceeds from stock subscription receivable of $116,252, partially offset by repayments of convertible notes payable of $203,000.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $42,430,372 and a total stockholders’ deficit of $4,707,410 at January 31, 2020, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. Most recently, we have funded our operations from the proceeds of convertible debt. However, we currently do not have sufficient authorized shares of common stock to secure additional convertible debt funding. The recent Covid-19 worldwide pandemic has negatively impacted capital markets adding to the difficulty of raising either debt or equity financing.

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

Table of Content

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from the issuance of convertible notes payable. During the nine months ended January 31, 2020 we received net proceeds of $365,300 from the issuance of convertible notes payable. This amount compares, however, to net proceeds of $1,650,028 received from the issuance of convertible notes payable during the nine months ended January 31, 2019.

During the three months ended January 31, 2019, we issued to related parties an aggregate of $392,500 principal amount of convertible notes of which $318,500 represented cash proceeds to us. Of the remaining consideration of $30,000 was for consulting fees, $30,000 for accrued consulting fees and $14,000 was for financing fees. See Note 9 to the accompanying condensed consolidated financial statements for the detail of these related party notes. Subject to available common shares to issue, the convertible notes payable – related party are convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. Conversion notices for all these related party convertible notes payable were submitted simultaneously with the note agreements; however, certain of the conversions were not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

Currently, all of our authorized shares of common stock are either issued or reserved for issuance of outstanding warrants, stock options and convertible notes payable. Therefore, no common shares are available for share issuances other than those shares included in the reserves established for debt holders. The lack of authorized shares currently limits our ability to raise capital through convertible debt financing

In addition, we do not expect to have the financial resources necessary to complete the proposed Refinery projects. The Company expects to operate the Distillation Unit through its subsidiary, Pecos Refining, and to operate the Large Refinery through another subsidiary set up for such purpose. The construction of the Distillation Unit and the Large Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company. We anticipate that these Subsidiaries will obtain typical project development financing for the construction and development of the Distillation Unit and the Large Refinery and that such financings will be composed of both debt and equity financings. We anticipate these Subsidiaries will be able to finance approximately 80% of the total costs of the Distillation Unit and the Large Refinery through debt financing, and the remaining 20% of the total costs would be financed through equity investments. The Company has had only preliminary discussions with prospective equity sources regarding the financing of these projects and it is unclear at this time if we will be able to obtain such financing and, if so, how much equity in the Subsidiaries the equity investors will require in order to provide the financing. Any equity financing into which a Subsidiary enters will dilute the Company’s ownership of such Subsidiary. In addition, while the Company believes that the Refinery’s cost is financeable in large part through debt, it has not yet obtained a letter of intent or commitment for such financing.

Current and Future Impact of Covid-19

The Covid-19 pandemic continues to have a material negative impact on capital markets. Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding. Effective April 20, 2020, the Company received loan proceeds of $167,918 in connection with the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act implemented in response to the Covid-19 pandemic. See Note 13 to the Consolidated Financial Statements.

Table of Content

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2019 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the nine months ended January 31, 2020. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of January 31, 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Table of Content

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,052,420	$-	$-	$2,052,420

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

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

Table of Content

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of January 31, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of January 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of January 31, 2020, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.

As of January 31, 2020, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2020, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

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

Table of Content

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

ITEM 1A Risk Factors

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business.

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of January 31, 2020, our investment in property and equipment of $515,764 could be subject to impairment or change in valuation due to Covid-19 if we are not able to raise capital sufficient to complete our proposed refinery project. In addition, as of January 31, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2020, the Company issued a total of 10,202,529,249 shares of its common stock valued at $771,482 in conversion of convertible notes principal of $536,706, accrued interest payable of $9,253 and payment of fees of $3,500, payment of accrued expenses of $42,000, settlement of derivative liabilities of $186,586 and gain on settlement of debt of $6,563.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMEX Resources Corporation

Dated: April 30, 2020	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer) President and Chief Financial Officer (Principal Financial and Accounting Officer)

