Form 10-K
period 2020-04-30
MMEX Resources Corp
filed 2020-08-13
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($0.0002 per share) at October 31, 2019 (the second quarter end date) was approximately $626,000.

As of August 13, 2020, there were 13,352,828,472 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2020

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

The focus of our current business plan is to build crude oil distillation units and refining facilities in the Permian Basin in West Texas (hereinafter referred to as the “Projects”, or the “Distillation Unit” or the “CDU” or the “Refinery”). We intend to implement our current business plan now in several phases, First, through our subsidiary, Pecos Refining, we intend to build and commence operation of one 10,000 bpd crude oil Distillation Unit, now permitted by the TCEQ, that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha and residual fuel oil to be sold to other refiners. In additional phases as separate projects we are contemplating building a second and possibly a third CDU with capacity of 10,000 bpd each. We contemplate that these projects will be built on land owned or land being negotiated for purchase by the Company. As of this date, we also are in negotiations to acquire an existing refinery in the Louisiana Gulf Coast-Mississippi River area with a capacity of 46,000 bpd (the “Louisiana Gulf Project”). Our ability to implement this business plan will depend upon the availability of debt and equity financing, as to which there can be no assurance.

INDUSTRY OVERVIEW

Background on Crude Distillation and Refining

Oil refining is the process of separating hydrocarbon molecules present in crude oil and converting them into marketable, finished petroleum products, such as gasoline, diesel fuel, jet fuel, lubricants and petrochemicals. The crude distillation unit is the first phase of the refining process as shown below.

A crude oil refinery is a group of industrial facilities that turns crude oil and other inputs into finished petroleum products. A refinery’s capacity refers to the maximum amount of crude oil designed to flow into the distillation unit of a refinery, also known as the crude unit. The diagram above presents a stylized version of the distillation process. Crude oil is made up of a mixture of hydrocarbons, and the distillation process aims to separate this crude oil into broad categories of its component hydrocarbons, or “fractions.” Crude oil is first heated and then put into a distillation column, also known as a still, where different products boil off and are recovered at different temperatures. Lighter products, such as butane and other liquid petroleum gases (LPG), gasoline blending components, and naphtha, are recovered at the lowest temperatures. Mid-range products include jet fuel, kerosene, and distillates (such as home heating oil and diesel fuel). The heaviest products such as residual fuel oil are recovered at temperatures sometimes over 1,000 degrees Fahrenheit.

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

CDUs Location

The CDUs will be located in the Permian Basin of Texas. It is a well-known prolific oil producing area.

Prior to COVID 19, oil production growth in the Permian Basin from 2009-2019 increased by 3,200,000 BPD and is projected to increase by another 2,700,000 BPD by 2024.

The production from these US shale basins, including the Permian Basin, is predominantly light, sweet crude oil, with gravity in excess of 35 degrees API. As a result, coincident with the growth in crude oil from these shale basins, U.S. imports of light crude oil began declining in 2010.

Our project in the Permian Basin is a strategic location to take advantage of the energy pricing and demand uplift when we emerge from COVID 19.

Outlook for Refining with COVID 19

COVID 19 has changed the U.S. economy. The Oil Economy is not an exception.

The New York Times reported on Thursday, July 30:

“The coronavirus pandemic’s toll on the nation’s economy became emphatically clearer Thursday as the government detailed the most devastating three-month collapse on record, which wiped away nearly five years of growth.

Gross domestic product, the broadest measure of goods and services produced, fell 9.5 percent in the second quarter of the year as consumers cut back spending, businesses pared investments and global trade dried up, the Commerce Department said.

The drop — the equivalent of a 32.9 percent annual rate of decline — would have been even more severe without trillions of dollars in government aid to households and businesses.”

New York Times “A Collapse That Wiped Out 5 Years of Growth, With No Bounce in Sight” July 30, 2020.

The U.S. Government Energy Information Administration (the “EIA”), has issued this recent report on the impact of COVID-19 to the energy industry:

“The disruptions to global petroleum supply and consumption as a result of COVID-19 and associated mitigation efforts have been significant. As road and air travel fell sharply when economies around the world went into lockdown in the first quarter and early second quarter of this year, global liquid fuels consumption fell more quickly than production. Based on the mismatch between production and consumption of liquid fuels, EIA estimates that global oil inventories increased by almost 1.3 billion barrels from the start of 2020 through the end of May. Inventory accumulation caused Brent crude oil spot prices to fall from a monthly average of $64 per barrel (b) in January to $18/b in April. In late April, when price declines were the steepest, market participants had concerns about the ability of global storage capacity to hold the quickly rising inventory.

U.S. Energy Information Administration “Short Term Energy Outlook (STEO) July 20, 2020.

We continue to believe that the world economy will improve over time, and with that the recovery of the energy industry including refining will return to its pre-Coronavirus levels. We just don’t know when that will be. However, we do agree with the recent Financial Times outlook:

“The coronavirus crisis has thrown the oil market out of balance and like other forecasters, we expect an unprecedented contraction in oil demand this year. But while some are arguing that we have seen the peak in 2019 with consumption never recovering, if anything, the pandemic is likely to significantly delay the structural transformation of the world’s economy away from oil. Although global consumption will fall this year by 11m barrels a day according to our estimates, or 11 per cent, from last year’s 100m b/d, there are still a series of factors providing underlying support for oil demand growth despite pressure to act against climate change.

Firstly, air travel is likely to recover. Consumption of jet fuel, the oil product worst affected by the pandemic as travel bans and lockdowns take effect, will rebound once people emerge out of isolation. It may just take a few years, but eventually the current concerns will wear off and the strong relationship between rising incomes and travel ambitions will return. In the meantime, road transport, which accounts for nearly half of global oil consumption, will prove resilient and may even benefit from the crisis. It is likely that people will use public transport less, given subways, buses and trains have been a major — if not the primary — transmission vector for the virus. Working from home is hardly an option for the majority of the workforce outside of the IT and professional service sectors, where it had already been an established practice among some before this recent crisis. This means increased reliance on cars once the lockdown measures ease will support petrol demand, potentially for years to come. Early signs of this can already be seen in China, where petrol consumption has nearly recovered to pre-coronavirus levels and many companies are encouraging or even mandating the usage of private cars for commuting, instead of public transport. Because of elevated levels of household debt, many consumers will postpone buying new cars. As existing vehicles stay on the road for longer, this will slow the rate of fuel economy improvements as old cars are not replaced by newer ones, meaning oil use will remain elevated.

The low oil price environment we are moving into will also incentivize car use, while reducing or even eliminating the fuel cost advantage of electric vehicles. Electrification will lose speed and internal combustion engines will continue to dominate as policymakers will be less forthcoming with the much-needed subsidies for electric cars at a time of economic crisis. There will also be less pressure to push for greater fuel efficiency with global CO2 emissions set to drop substantially in 2020.

Meanwhile, diesel demand will be supported by recovering economic activity and the delivery of goods, both nationally and internationally with increased levels of online shopping. Separately, the petrochemical sector could boost oil usage with many proposed single-use plastic bans now being reconsidered, postponed or cancelled. The pandemic has highlighted the need for single-use plastics in today’s world of high urbanization and population density with increased demands on sanitation, especially for packaging, food service containers, and notably protective gear for healthcare workers. A severe economic recession may disturb the near-term recovery in global oil demand, but it will rebound. This does not mean a peak in demand is not on the cards. The world is moving to cleaner fuels and climate change will remain high on the agenda. Demand will hit a ceiling, but not until late 2030s. Our consumption of oil will peak, just not yet.”

Financial Times, “Why the coronavirus crisis won’t mark a peak in oil demand. Transport demand will rebound while the pandemic will reboot the use of plastics.” April 2020.

The EIA forecasts U.S. liquid fuels consumption will average 18.3 million b/d in 2020, down 2.1 million b/d from 2019. Declines in U.S. liquid fuels consumption vary across products. From 2019 to 2020, EIA expects jet fuel consumption to fall by 31% and gasoline and distillate fuel consumption to both fall by 10%. The declines reflect travel restrictions and reduced economic activity related to COVID-19 mitigation efforts. EIA expects the largest declines in U.S. liquid fuels consumption have already occurred and consumption will generally rise through the second half of 2020 and in 2021. EIA forecasts U.S. liquid fuels consumption will average 19.9million b/d in 2021.

EIA; Oil Markets Have Now Shifted. The EIA STEO further states:

“The situation in oil markets has now shifted. EIA estimates that, in June, global consumption of petroleum and other liquid fuels was up 10 million barrels per day (b/d) from April levels as economies worldwide have begun emerging from lockdown. EIA estimates global supply has fallen by 12 million b/d during the same period as a result of reduced production from OPEC+ and price-driven declines and curtailments in the United States and Canada. These changes in EIA’s supply and demand estimates have shifted global oil markets from 21 million b/d of oversupply in April to inventory draws in June.

“EIA expects global oil inventories to generally draw through the end of 2021 as EIA forecasts global oil demand will continue to recover. Although EIA’s forecast consumption of global liquid fuels of 101.1 million b/d in the fourth quarter of 2021 would still be less than during the same period of 2019, it would be 16.7 million b/d more than in the second quarter of 2020. EIA also expects global oil supply to rise in the coming quarters. However, voluntary production restraint from OPEC+ producers, along with the lingering effects of low oil prices on U.S. tight oil production, will limit increases. As a result, EIA expects global oil inventories to decline at a rate of 1.8 million b/d through the end of 2021, eliminating most of the surplus that accumulated in early 2020. These inventory draws will likely put upward pressure on oil prices, but that pressure will be partly offset by high existing oil inventories, particularly in the second half of 2020, and a large amount of spare crude oil production capacity. The trajectory of both supply and demand are highly uncertain, however, and EIA will continue to closely track incoming data and oil market drivers in the coming months and adjust our forecasts accordingly. “

U.S. Energy Information Administration “Short Term Energy Outlook (STEO) July 20, 2020.

Current Business Operations and Strategy

The Company’s business plan has not changed, and it continues to evolve into additional potential components:

♦	The addition of a 2nd CDU at our present site Pecos County Texas site and potentially a 3rd CDU at another location
♦	Adding a Crude by Rail transportation and export component
♦	Adding a Hydrotreater as separate component to produce transportation grade diesel
♦	Development of a Terminal and Storage facility on the Texas Gulf Coast
♦	Organization of a Trading Company for exporting physical petroleum products to Latin American markets
♦	Associated gas and gas liquids treating
♦	Development of a Solar Project to power the Projects by solar energy
♦	Acquisition of an existing refinery in the Louisiana Gulf Coast-Mississippi River area

Successful execution of our business plan is dependent upon obtaining sufficient debt and/or equity financing, as to which there can be no assurance.

Additional CDU Opportunities In additional phases as separate projects we are contemplating building a second and possibly a third CDU with capacity of 10,000 bpd each.  We believe our focus should be with modular refinery CDUs and not the building and operation of the Large Refinery with up to 100,000 bpd capacity in West Texas. We contemplate that these projects would be built on land owned or land being negotiated for purchase by the Company. The Company is focusing on the Distillation Unit first in an effort to build and commence operations, and ultimately generate cash flow, on an expedited basis. The permitting process is significantly shorter for construction of the Distillation Unit and the first one was received by the Company on August 30, 2017. We expect the permitting process to be similar for the additional Distillation Units. The Company estimates the construction costs for a single CDU to be in the range of $113 Million.

These projects, if successfully completed, will be built on acreage located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad. If successfully developed, the CDUs would connect to existing railways and pipelines to market diesel, gasoline, liquefied petroleum gas and other refined products within the U.S., with the potential to market these products and crude oil to western Mexico and South America.

Crude by Rail We are actively considering the inclusion in our Distillation Unit projects of a crude oil storage and dispatch facility (RSD). The RSD facilities will be constructed as part of the CDUs. We propose to charge a per barrel fee to receive, store and dispatch crude oil to the Texas Gulf Coast markets.

Hydrotreater We are also considering adding a distillate hydrotreater component to the two CDUs as a separate project. The distillate hydrotreater is a category of hydrotreaters that treats distillate streams from atmospheric distillation units to reduce their sulfur content and to improve their properties for blending into diesel. This would allow CDU’s to produce transportation grade diesel for the Permian Basin market. We have initiated a preliminary feasibility study. The separate Hydrotreater component, if built, is estimated to cost approximately $25 million.

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

Associated Gas and Liquids Treating Along with the crude oil production in the Permian Basin and the Eagle Ford, tremendous amounts of associated natural gas and natural gas liquids are being produced and without markets, is being flared into the atmosphere allowing producers to continue the crude oil production. Prior to COVID 19, it was estimated that 740 million cubic feet per day are being flared, which represents $1.8 million per day cost at then current prices. That produces the equivalent green-house gas from 5 million cars driving per day according to the World Bank and the Environmental Protection Agency. Post COVID 19, the output of gas is projected to increase over 30% in the next five years according to the consultancy RBN Energy. Wall Street Journal July 18, 2019 (Rebecca Elliott)

The Company wants to be able to offer crude oil producers in the Permian Basin, particularly those near our location, a way to process their liquid-rich “associated” gas produced in tandem with the crude oil and the Company has commissioned an engineering consulting firm to present what technologies exist for small-scale, modular natural gas treating close to the wellhead and what the expected capital and operating expenses. We have also asked the consultancy to develop a capital and operating expense estimate to turn the produced gas into diesel fuels via a Fischer-Tropsch facility. Should these processes be economically viable and the Company able to finance and develop them, this may be another very strong business plan addition.

Solar Project We have also commenced initial discussions regarding a solar power project to be located on leased acreage near the Refinery. If successfully financed and completed, we would expect to utilize a portion of the generated power for the Refinery, with the balance to be sold into the Texas grid. There is no assurance that the solar power project will be financed or constructed.

Financing The Company is currently seeking to locate the financing for the Projects. There is no assurance that the required debt and equity financing for the Projects will be obtained. The onset of the COVID-19 pandemic has made the climate for obtaining financing more challenging.

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

Proposed Organizational Structure

The Company expects to operate the Projects through its subsidiary, Pecos Refining, and to acquire, if we are successful the Louisiana Gulf Coast refinery project through another subsidiary set up for such purpose. Currently, Pecos Refining is wholly owned by the Company and the Company serves as its sole manager. However, the construction of the Distillation Units, Hydrotreater, Terminals, Trading and other components and the Louisiana Gulf Coast Refinery will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that the Subsidiaries will obtain equity and debt financing to finance the cost of construction. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership in the Subsidiaries will be diluted and our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries. In addition, while intend to retain managerial control of the Subsidiaries, it is possible that equity investors will require representation on the board of managers in connection with their equity investments.

We anticipate these Subsidiaries will be able to finance approximately 65 to 70% of the total costs of the Distillation Units through debt financing, and the remaining 35 to 30% of the total costs would be financed through equity investments. We intend to pursue the required debt financing from banks or other large institutional investors. Traditionally, such debt financing is in the form of project financing, which among other terms will require the Subsidiary borrow to restrict its activities to the operation of the project financed by the lender, to pledge all assets of the project to the lender and to be subject to restrictive financial covenants. Such lenders further typically require engineering, marketing and feasibility studies as a condition precedent to the financing. In order to attract the significant capital necessary to build the Refinery, the Company will have to fund the cost of these reports and studies, likely out of equity raises. We have estimated that such cost will aggregate approximately $500,000.

Location and Logistics

The Refinery is proposed to be located in the Permian Basin, which holds some of the largest tapped and untapped oil and gas reserves in the world. The Permian Basis is located principally in West Texas. While production in the Permian Basin in the past had been in decline, the development of hydraulic fracturing in shale zones reversed the trend, and the cost of developing oil and gas reserves from shale formations (the driver of recent US increases in production) is lower in the Permian Basin than in other areas of the US. For this reason, the activity in the Permian Basin has recently been expanding and drawing the interest of major oil and gas companies. We believe that the Permian Basin will be the major domestic producing region in the country for decades to come.

The Projects will be located 20 miles northeast of Fort Stockton, Texas, near the Sulfur Junction spur of the Texas Pacifico Railroad and in the Permian Basin. The currently owned site consists of 126 acres and another 119 acres is under contract and the rail line runs through a corner of the owned property.

There are six refineries in the Permian Basin located at El Paso, Texas; McKee, Texas; Borger, Texas; Big Spring, Texas; and Artesia, New Mexico. The total capacity of these refineries is 640,500 bpd. These refineries are older refineries designed to process historic production from the Permian Basin. As such, these refineries do not take high-API production or discount it significantly, such as the production being produced from the hydraulically fractured shale zones in which the current increase in production is occurring in the Permian Basin. Moreover, the increasing amount of shale oil production has outpaced these refineries’ ability to process the new crude oil production. For these reasons, much of the new shale production is currently being exported out of the Permian Basin. Significant infrastructure improvements have been developed and announced to move Permian Basin production to the Texas Gulf Coast. According to the EIA, these infrastructure improvements have and will decrease the discount to WTI pricing that has often plagued the sale of Permian Basin shale crude in the recent past. The Company believes that while the construction of crude oil pipelines from the Permian Basin to the significant refining infrastructure in the Texas Gulf Coast will and have decreased discounts, trucking and pipeline companies will charge fees to transport the new shale production out of the Permian Basin, resulting, in effect, in a continued discount for such production, compared to the delivered price to our Projects.

The Projects will be located near the major producing shale areas of the Permian Basin in Reeves and Pecos counties. It is estimated that approximately 250,000 Bbls per day is being produced in the area of the Projects . The estimates of crude production and potential production from “drilled uncompleted” wells in our area far exceed the 20,000 BPD capacity of the proposed two CDU’s. The crude oil purchase offers are subject to substantial conditions and there is no assurance that the purchase arrangements can be successfully implemented. But the Company believes there are a number of alternative means of delivering the ever-increasing supply of oil shale production from the Permian Basin to the Refinery site, whether by truck, construction of gathering pipelines by another company or by rail.

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

The first one has been completed. The international railroad bridge, located at the southwestern end of the rail line connecting Presidio, TX to Ojinaga, Mexico burned on two separate occasions, February 29, 2008 and March 1, 2009. TxDOT and Texas Pacifico Transportation LTD, the company that operates the Texas Pacifico Railroad, has rebuilt the bridge allowing access to Mexico and increased business potential.

The second one is a work in progress but well underway. On September 3, 2019 TxDOT announced:

“The Texas Transportation Commission last week approved the state Department of Transportation‘s (TXDOT) 10-year transportation plan, which includes $59.7 million in projects to rehabilitate hundreds of miles of the South Orient Railroad line (SORR).Funding has been secured for more than 205 miles of projects along the state-owned rail line, which extends from San Angelo Junction through San Angelo to Presidio at the Texas-Mexico border. TXDOT is using a combination of federal, state and local funds, as well as private contributions from Texas Pacifico Transportation Ltd. to pay for the projects. Texas Pacifico operates the line under a lease agreement. So far, completed projects have rehabilitated 167 miles of rail line through 2017. Additional projects are slated for more than 205 miles of track, according to TXDOT’s report on the 10-year plan.”

Texas Department of Transportation Press Release September 3, 2019.

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

The Company has hired VFuels Oil & Gas Engineering and Saulsbury Industries (the “EPCs”) with respect to the construction of the 1st CDU. The total indicated cost estimate including continencies and owner costs plus or minus 10% is $112 Million for the 1st CDU including contingencies. Once we close on the financing and issue the notice to proceed, the completion and start-up date guaranteed by the EPCs is 15 months. We expect the 2nd CDU to be less in cost than the 1st CDU and the Hydrotreater capex to be in the range of $25,000,000. The total indicated cost of the 1st CDU, the 2nd CDU and the Hydrotreater is in the range of $250 million.

Employees

As of April 30, 2020, we had no employees but rather to reduce costs our key management team is working under consulting agreements. Our two directors have not received any compensation. We contract for all professional services when needed.

Legal Proceedings

See Item 3 of this Report.

Environmental Regulations Pertaining to Refinery Operations.

The operations of the Refinery will be subject to complex and frequently changing federal, state, and local laws and regulations relating to the protection of health and the environment, including laws and regulations that govern the handling and release of crude oil and other liquid hydrocarbon materials. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate, and upgrade equipment and facilities. While these laws and regulations affect our maintenance, capital expenditures and net income, we do not believe they affect our competitive position, as the operations of our competitors are similarly affected. Violations of environmental laws or regulations can result in the imposition of significant administrative, civil and criminal fines and penalties and, in some instances, injunctions banning or delaying certain activities. We will adopt policies and procedures to ensure compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change at the federal, state and local levels, and the legislative and regulatory trend has been to place increasingly stringent limitations on activities that may affect the environment.

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

Renewable Identification Numbers.

In 2007, the EPA promulgated the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the Clean Air Act, the EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 of the prior year. However, the EPA has repeatedly missed that deadline. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. For all domestically sold gasoline and diesel fuels we produce at the Refinery, we will be required to blend renewable fuels into our gasoline and diesel fuel or purchase RINs in lieu of blending. The Refinery intends to purchase RINs on the open market or waiver credits from the EPA to comply with the RFS. While we cannot predict the future prices of RINs or waiver credits, the price of RINs can be extremely volatile. RINs will constitute a genuinely significant cost of operations for the Refinery relative to domestically sold gasoline and diesel, which is why we intend to export gasoline and diesel to the fullest extent possible.

If the Refinery’s gasoline or diesel is sold domestically, we and other similarly situated refiners may become more reliant on the purchase of RINs and waiver credits on the open market to comply with the RFS in the future. The cost of RINs is dependent upon a variety of factors, which include the volume mandates set by EPA, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels and the mix of our petroleum products, all of which can vary significantly from quarter to quarter. In addition, numerous instances of fraudulent RINs being made available on the market have led EPA to impose penalties on RIN purchasers, even those with no knowledge of the fraudulent nature of the RINs. If we purchase invalid RINs or fail to properly keep records in accordance with EPA’s rules and regulations, we could be subject to fines and penalties.

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

Item 1B: Unresolved Staff Comments.

None.

Item 2: Properties.

Our executive offices are located at 3616 Far West Blvd. #117-321, Austin, Texas 78731. We also maintain a satellite office in Fort Stockton, Texas near the site of our proposed refinery project.

On July 28, 2017, we acquired the 126-acre parcel of the land, which is the site for our planned Distillation Unit, at a purchase price of $550 per acre, or $67,088. We continue to negotiate with the seller of the property to acquire an additional 38-acre parcel, which is the site for the planned Large Refinery, at a price of $550 per acre, or approximately $210,000. We will be required to obtain additional financing to complete this purchase. We have not yet received any financing commitment for such purchase.

Item 3: Legal Proceedings.

On July 14, 2020, a consultant for rail services to the Company filed a complaint against the Company and its CEO Jack W Hanks, an individual, for payment of $100,000 of consulting fees. The Court Action is filed as CRU Trading Co, Plaintiff, v. MMEX Resources Corp and Jack W. Hanks in the District Court of Harris, County Texas Cause No. 2020-41853/Court;165. The Company, based on consultation with legal counsel, believes the complaint is without merit. The Company and Mr. Hanks are represented by counsel and have filed a verified denial.

On March 31, 2020, the Company entered into an amendment to the convertible debt notes with GS Capital Partners, LLC (“GS Capital”) to extend the maturity dates to November 20, 2020.  As consideration for the extension, the parties agreed to a Joint Motion for Agreed Judgement to include the $1,094,750 principal amount of the notes and accrued interest of $487,166.  In the event the notes are not paid in full, the Joint Motion may be filed by GS Capital and judgment entered against the Company. The holders of the Company’s Series A Preferred Stock have pledged their shares to GS Capital to secure the outstanding indebtedness of the Company to GS.  If the indebtedness is not paid on or before its scheduled maturity date of November 20, 2020, GS Capital would be entitled to foreclose on such shares and would have 51% of the voting power of the Company’s equity securities.

Item 4: Mine Safety Disclosures.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our common stock has been listed on the OTC Pink under the symbol “MMEX”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the OTC Pink tier. The following table indicates the quarterly high and low bid price for our common stock for the fiscal years ending April 30, 2020 and 2019. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions. On September 14, 2018, the Company amended its articles of incorporation to provide for a 1 for 100 reverse stock split of our common shares. The Company has given retroactive effect to the reverse stock split for all periods presented.

	High	Low
Fiscal year ended April 30, 2019
Quarter ended July 31, 2018	$0.52	$0.29
Quarter ended October 31, 2018	$0.48	$0.11
Quarter ended January 31, 2019	$0.40	$0.05
Quarter Ended April 30, 2019	$0.10	$0.01

Fiscal year ended April 30, 2020
Quarter ended July 31, 2019	$0.0250	$0.0005
Quarter ended October 31, 2019	$0.0008	$0.0001
Quarter ended January 31, 2020	$0.0002	$0.0001
Quarter Ended April 30, 2020	$0.0002	$0.0001

On July 31, 2020, the closing bid price of our common stock as reported on the OTC Pink was $.0001.

The number of holders of record of the Company’s common stock as of April 30, 2020 was 159 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on our common stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2020.

Recent Sales of Unregistered Securities not previously reported in the Company’s Form 10-Q

During the fourth quarter ended April 30, 2020, we did not issue any unregistered shares of our common stock.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a) (d)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders (1)	448,037,755	$1.00	0
Total	448,037,755	$1.00	0

(1)	Consists of warrants to purchase 446,037,755 common shares and options to purchase 2,000,000 common shares.

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

The focus of our current business plan is to build crude oil distillation units and refining facilities in the Permian Basin in West Texas (hereinafter referred to as the “Projects”, or the “Distillation Unit” or the “CDU” or the “Refinery”). We intend to implement our current business plan now in several phases, First, through our subsidiary, Pecos Refining, we intend to build and commence operation of one 10,000 bpd crude oil Distillation Unit, now permitted by the TCEQ, that will produce a non-transportation grade diesel primarily for sale in the local market for drilling mud and frac fluids, along with naphtha and residual fuel oil to be sold to other refiners. In additional phases as separate projects we are contemplating building a second and possibly a third CDU with capacity of 10,000 bpd each. We contemplate that these projects will be built on land owned or land being negotiated for purchase by the Company. As of this date, we also are in negotiations to acquire an existing refinery in the Louisiana Gulf Coast-Mississippi River area with a capacity of 46,000 bpd (the “Louisiana Gulf Project”).

Initially, Pecos Refining, the owner of the 1st Distillation Unit, and the other entities we may form to own and operate the 2nd and 3rd Distillation Units, and the Hydrotreater will be wholly owned subsidiaries of the Company. However, the construction of the Distillation Units and Hydrotreater will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that these Subsidiaries will obtain equity and debt financing to finance the cost of construction. We anticipate these Subsidiaries will be able to finance approximately 65 to 70% of the total costs of the Distillation Units through debt financing, and the remaining 35 to 30% of the total costs would be financed through equity investments. To the extent these Subsidiaries raise money through the issuance of equity securities, our ownership will be diluted. We intend to retain managerial control of the Subsidiaries; however, our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these Subsidiaries.

Current Business Operations and Strategy

The Company’s business plan has not changed and it continues to evolve into additional potential components:

♦	The addition of a 2nd CDU at our present site Pecos County Texas site and potentially a 3rd CDU at another location
♦	Adding a Crude by Rail transportation and export component
♦	Adding a Hydrotreater as separate component to produce transportation grade diesel
♦	Development of a Terminal and Storage facility on the Texas Gulf Coast
♦	Organization of a Trading Company for exporting physical petroleum products to Latin American markets
♦	Associated gas and gas liquids treating
♦	Development of a Solar Project to power the Projects by solar energy
♦	Acquisition of an existing refinery in the Louisiana Gulf Coast-Mississippi River area

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

The Company has hired VFuels Oil & Gas Engineering and Saulsbury Industries (the “EPCs”) with respect to the construction of the 1st CDU. The total indicated cost estimate including continencies and owner costs plus or minus 10% is $ 112 Million for the 1st CDU. Once we close on the financing and issue the notice to proceed, the completion and start-up date guaranteed by the EPCs is 15 months. We expect the 2nd CDU to be less in cost than the 1st CDU and the Hydrotreater capex to be in the range of $25,000,000. The total indicated cost of the 1st CDU, the 2nd CDU and the Hydrotreater is in the range of $250 million.

Constructing the Projects will require a significant number of governmental permits and approvals. The principal permit for the construction of any of the Projects is the Air Permit issued by TCEQ and significant construction will not begin until we have received the Air Permit. The Company has received the Air Permit for the 1st Distillation Unit.

Through April 30, 2020, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net loss of $4,393,689 or $(0.00) per share, for the fiscal year ended April 30, 2020, compared to net income of $3,986,830 or $(0.13) per share, for the fiscal year ended April 30, 2019.  As discussed below, the net income or loss for any fiscal year fluctuates materially due to non-operating gains and losses.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses decreased $426,790 to $904,306 for the year ended April 30, 2020 from $1,331,096 for the year ended April 30, 2019. The decrease resulted from lower salaries, travel and other expenses associated with securing debt financing and administrative activities of our refinery project due to limitations on funding during the current fiscal year.

Refinery Start-Up Costs

During the year ended April 30, 2019, the expenditures for the development of our proposed crude oil refinery in Pecos County, Texas decreased from the prior fiscal year due to financing constraints. We expense all costs incurred prior to opening the refinery, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $214,439 and $531,983 for the years ended April 30, 2020 and 2019, respectively.

Depreciation and Amortization Expense

Our depreciation and amortization expenses remained somewhat constant, totaling $34,663 and $30,914 for the years ended April 30, 2020 and 2019, respectively. The expense results from the depreciation of refinery land improvements and amortization of refinery land easements.

Other Income (Expense)

Our interest expense decreased $129,704 to $1,846,603 for the year ended April 30, 2020 from $1,976,307 for the year ended April 30, 2019.  We had no material new non-related party convertible debt in the current fiscal year third and fourth quarters, resulting in less amortization of debt discount to interest expense, which was partially offset by the  increase in loan penalties and default interest.

For the years ended April 30, 2020 and 2019, we reported losses on derivative liabilities of $1,402,233 and $128,860, respectively. In a series of subscription agreements, we have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on extinguishment of debt of $8,555 for the year ended April 30, 2020 compared to a gain on extinguishment of debt of $14,239 for the year ended April 30, 2019. The gain on extinguishment of debt generally results from the settlement and extinguishment of convertible notes payable and certain accounts payable and accrued expenses. Where shares of our common stock are issued in extinguishment of debt, we record the value of the shares issued at the current market price, which at times differs from the book value of the debt extinguished, resulting in a gain or loss on extinguishment of debt.

For the year ended April 30, 2019, we reported a loss on conversion of debt to common stock of $1,909. We had no gain or loss on conversion of debt for the year ended April 30, 2020.

Net Income (Loss)

As a result of the above, we reported net losses of $4,393,689 and $3,986,830 for the years ended April 30, 2020 and 2019, respectively.

Non-Controlling Interest in Income of Consolidated Subsidiaries

Currently, we have no activity in our consolidated subsidiaries. Non-controlling interest in income of consolidated subsidiaries was $0 for the years ended April 30, 2020 and 2019.

Net Loss Attributable to the Company

Because we had no non-controlling interest in income of consolidated subsidiaries, net loss attributed to the Company was the same as net loss.

Liquidity and Capital Resources

Working Capital

As of April 30, 2020, we had current assets of $89,975, comprised of cash of $66,830 and prepaid expenses and other current assets of $23,145, and current liabilities of $6,322,880, resulting in a working capital deficit of $6,232,905.  Included in our current liabilities as of April 30, 2020 are derivative liabilities of $2,607,433, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2020 and 2019 were as follows:

	2020	2019

Cash, Beginning of Year	$55,188	$304,173
Net Cash Used in Operating Activities	(734,518)	(1,934,078)
Net Cash Used in Investing Activities	(10,540)	(260,812)
Net Cash Provided by Financing Activities	756,700	1,945,905

Cash, End of Year	$66,830	$55,188

We used net cash of $734,518 in operating activities for the year ended April 30, 2020 as a result of our net loss of $4,393,689 and non-cash gain of $8,555, partially offset by non-cash expenses totaling $3,020,499, decrease in prepaid expenses and other current assets of $15,804, and increases in accounts payable of $58,753, accrued expenses of $375,732 and accounts payable and accrued expenses – related parties of $196,938.

In comparison, we used net cash of $1,934,078 in operating activities for the year ended April 30, 2019 as a result of net loss of $3,986,830, non-cash gain of $14,239, increase in prepaid expenses and other current assets of $33,949 and decrease in accounts payable of $1,880, partially offset by non-cash expenses totaling $1,948,042 and increases in accrued expenses of $145,375 and accounts payable and accrued expenses – related parties of $9,403.

Net cash used in investing activities was $10,540, and $260,812 for the years ended April 30, 2020 and 2019, respectively, comprised on the purchase of property and equipment.

Net cash provided by financing activities was $756,700 for the year ended April 30, 2020, comprised of proceeds from convertible notes payable of $365,300, proceeds from convertible notes payable – related parties of $323,500 and proceeds from PPP loan payable of $167,900, partially offset by repayments of convertible notes payable of $100,000.

By comparison, net cash provided by financing activities was $1,945,905 for the year ended April 30, 2019, comprised of net proceeds from convertible notes payable of $2,032,653 and proceeds from the issuance of common stock of $116,252, partially offset by repayments of convertible notes payable of $203,000.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $43,457,807 and a total stockholders’ deficit of $5,724,961 at April 30, 2020, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project.  Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from the issuance of convertible notes payable. During the year ended April 30, 2020, we received net proceeds of $365,300 from the issuance of convertible notes payable. This amount compares, however, to net proceeds of $2,032,653 received from the issuance of convertible notes payable during the year ended April 30, 2019.

During the year ended April 30, 2020, we issued to related parties an aggregate of $397,500 principal of convertible notes of which $323,500 represented cash proceeds to us. Of the remaining consideration of $30,000 was for consulting fees, $30,000 for accrued consulting fees and $14,000 was for financing fees. See Note 9 to the accompanying consolidated financial statements for the detail of these related party notes. Subject to available common shares to issue, the convertible notes payable – related party are convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. Conversion notices for all these related party convertible notes payable were submitted simultaneously with the note agreements; however, certain of the conversions were not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock. We received no proceeds from convertible notes payable – related parties during the year ended April 30, 2019.

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

Current and Future Impact of Covid-19

The Covid-19 pandemic continues to have a material negative impact on capital markets. Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding. Effective April 20, 2020, the Company received loan proceeds of $167,900 in connection with the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act implemented in response to the Covid-19 pandemic. The loan may be forgiven pursuant to the provisions of the Act. See Note 10 to the Consolidated Financial Statements.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no material changes to our significant accounting policies during the year ended April 30, 2020. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,607,433	$-	$-	$2,607,433

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2020 and 2019

Consolidated Statements of Operations for the years ended April 30, 2020 and 2019

Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended April 30, 2020 and 2019

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

1.

As of April 30, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of April 30, 2020, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.

As of April 30, 2020, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2020, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended April 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corrective Action.

Subject to availability of funds and progress with the Company’s business plan, management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2021.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	73	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	65	Director	2010

__________

Mr. Hanks has served as Director, Chief Executive Officer and President of the Company since the merger of Maple Carpenter Creek, LLC with the Company in September 2010. Mr. Hanks founded Maple Resources Corporation in 1986 and has been President or Chairman of the Board of Maple Resources since its inception. Mr. Hanks has also been the Executive Chairman of Maple Energy plc, a publicly listed company on the London Stock Exchange AIM and the Lima Bolsa. Prior to founding Maple Resources Corporation, Mr. Hanks was a partner in the Washington D.C. office of the law firm of Akin Gump Strauss Hauer & Feld LLP. Mr. Hanks graduated from the University of Texas at Austin with a law degree in 1971 and a petroleum land management degree in 1968. We believe that Mr. Hanks’ business, finance and management experience qualifies him to serve as a member of our board of directors.

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2020, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2020. There were no stock option awards outstanding at April 30, 2020 to our non-executive directors:

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2020	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2019	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the years ended April 30, 2020 and 2019, we incurred consulting fees and expense reimbursement related to the development of the refinery project, financing and other corporate activities to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $275,713 and $350,931, respectively. Amounts included in accounts payable due to Maple Resources totaled $101,012 and $9,403 as of April 30, 2020 and 2019, respectively.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock awards other than stock options. At April 30, 2020, we had no outstanding stock options or other equity awards issued to our executive officers.

As a condition for entering into an October 9, 2018 convertible debenture, the lender required affiliates of our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock at that time) to the lender to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 shares of our Common Stock at $0.08 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 31, 2020, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 13,352,828,472 shares of common stock outstanding on July 31, 2020. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 31, 2020 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Voting Power (4)
Jack W. Hanks (2)(4)	5,570,498,269	41.68%	71.42%
Bruce N. Lemons (3)	367,068,097	2.75%	2.75%
All directors and officers as a group (two persons)	5,937,566,366	44.43%	74.17%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3616 Far West Blvd, #117-321, Austin, Texas 78731.
(2)

Common shares for Mr. Hanks include: (i) 381,763 shares held by The Maple Gas Corporation, (ii) 1,352,683 shares held by Maple Structure Holdings, LLC, (iii) 5,528,008,278 shares held by Maple Resources Corporation; (iv) 38,955,545 shares held by Leslie Doheny-Hanks, wife of Mr. Hanks and (v) 1,800,000 shares to be received by Maple Resources Corporation upon its exercise of an option to purchase such shares at a price of $0.08 per share. The option expires in December 2028.

(3)

Common shares for Mr. Lemons Include: (i) 365,540,728 shares held by BNL Family Trust, (ii) 327,369 shares held by AAM Investments, LLC; (iii) 1,000,000 shares to be received by BNL Family Trust upon its exercise of an option to purchase such shares from Maple Resources Corporation at a price of $0.08 per share (the option expires in December 2028) and 200,000 shares to be received by BNL Family Trust upon its exercise of an option expiring in March 2022 to purchase such shares from Maple Resources Corporation at a price of $0.20 per share. Mr. Lemons and his family are the beneficiaries of BNL Family Trust. AAM Investments, LLC is indirectly owned by BNL Family Trust, a trust established for the benefit of Mr. Lemons and his family.

(4)

The holders of Series A Preferred Stock have 51% of the voting power of the outstanding shares of capital stock of the Company. The holders of Series A Preferred Stock have pledged their shares to GS Capital Partners, LLC to secure outstanding indebtedness of the Company to such lender. If the indebtedness is not paid on or before its scheduled maturity date of November 20, 2020, GS Capital Partners, LLC would be entitled to foreclose on such shares and would have 51% of the voting power of the Company’s equity securities.

Item 13. Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Contractual Agreements

On March 4, 2017, the Company entered into an agreement with Maple Resources Corporation (“Maple Resources”), a related party owned by Mr. Jack W. Hanks, to acquire Maple Resources’ business plan to build a $450 million, 50,000 barrels per day capacity crude oil refinery in Pecos County, Texas in exchange for the issuance of 7 billion shares of common stock. The Company issued 15,000,000 shares of common stock on March 4, 2017. Subsequently, the Company amended and restated its articles of incorporation to authorize Class A and Class B common stock. Upon such amendment and restatement, Maple Resources agreed to waive its right to receive the remainder of the 7 billion shares of common stock and the 1.5 billion shares already issued were designated as Class B common stock. The Class B common stock is identical to the Class A common stock except that the Class A common stock has one vote per share and the Class B common stock has 10 votes per share. The 15,000,000 Class B common stock issued to Maple Resources was valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs. The 15,000,000 Class B common shares were subsequently converted to the same number of Class A common shares.

Maple Resources subsequently granted BNL Family Trust (“BNL”), a related party to Mr. Lemons, an option to purchase 1,000,000 shares of common stock from Maple Resources at a price of $0.20 per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

As a condition for entering into an October 9, 2018 convertible debenture, the lender required Maple Resources and BNL, affiliates of Jack W. Hanks and Bruce Lemons, respectively, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. The pledge agreement was later amended to substitute 1,000 shares of Series A preferred stock (constituting 100% of the outstanding shares of Series A Preferred stock) for the Class B Common Stock. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 shares of the Company’s common stock at $0.08 per share.

Consulting Fees and Expense Reimbursement

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources, a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to the development of the refinery project, financing and other corporate activities. Effective January 1, 2020, the Maple consulting agreement was amended to provide for monthly consulting fees of $17,897. During the years ended April 30, 2020 and 2019, we incurred consulting fees and expense reimbursement to Maple Resources totaling $275,713 and $350,931, respectively.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In November 2019, 76,282,091 shares of our common stock were issued to Maple Resources in payment of $20,000 of consulting fees for July through October 2019. No shares have been issued to Maple Resources in payment of consulting fees for November 2019 through April 2020 under the consulting agreement.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $101,012 and $9,403 as of April 30, 2020 and 2019, respectively.

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2020, we issued a total of 38,761,580 common shares valued at $15,009 to the related party, with the shares valued at the market price on the date of issuance, in payment of accrued consulting fees totaling $17,500. A gain on extinguishment of debt of $2,491 related to this compensation arrangement was recorded as a contribution to capital. During the year ended April 30, 2019, we issued a total of 193,965 Class A common shares valued at $11,166 to the related party. A gain on extinguishment of debt of $3,835 related to this compensation arrangement was recorded as a contribution to capital in the year ended April 30, 2019. As of April 30, 2020, consulting fees of $15,000 were payable in stock, and the related party had also advanced the Company $18,179, for a total of $33,179 included in accounts payable and accrued expenses – related parties.

Series A Preferred Stock

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued by an independent valuation firm at $23,900.

Convertible Notes Payable – Related Parties

During the year ended April 30, 2020, Maple Resources, BNL and an individual who is a consultant and shareholder of the Company loaned the Company a total of $397,500 in the form of convertible notes payable. The notes were issued for cash of $323,500, consulting fees of $30,000, accrued expenses of $30,000 and financing fees of $14,000. Notes totaling $354,000 were converted in November 2019 into 6,436,363,636 total common shares of the Company. As of April 30, 2020, total principal of $43,500 and accrued interest payable of $690 were outstanding. The related party lenders simultaneously submitted notices to convert the note principal outstanding at April 30, 2020 into shares of the Company’s common stock. The conversions were not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

Item 14: Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC (“M&K”), have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2020 and 2019:

	2020	2019

Audit Fees (a)	$24,400	$25,500

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2020, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15: Exhibits

(a) (3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (1)
3.3	Amendment to Amended and Restated Articles of Incorporation (4)
3.4	Certificate of Designation of Series A Preferred Stock (9)
4.1	Form of Warrant to Purchase Common Stock (2)
4.2	10% Convertible Note due September 18, 2019, payable to GS Capital Partners LLC (6)
4.3	10% Convertible Debenture due October 5, 2019, payable to GS Capital Partners LLC (6)
4.4	9% Convertible Note due April 4, 2020, payable to Geneva Roth Remark Holdings, Inc. (6)
4.5	12% Convertible Note due January 11, 2020, payable to One44 Capital LLC (6)
4.6	12% Convertible Note due January 17, 2020, payable to JSJ Investments, Inc. (6)
4.7	10% Convertible Note due January 31, 2020, payable to Auctus Fund, LLC (6)
4.8	10% Convertible Note due February 20, 2020, payable to GS Capital Partners LLC(8)
4.9	10% Convertible Note due May 7, 2020, payable to Odyssey Capital Funding LLC(8)
4.10	10% Convertible Note due June 19, 2020, payable to Odyssey Capital Funding LLC(8)
4.11	Second Amendment to Promissory Notes, dated March 31, 2020, by and between MMEX Resources Corporation and GS Capital Partners LLC *
10.1	Stock Purchase Agreement, dated March 4, 2017, by and between MMEX Resources Corporation and Maple Resources Corporation (7)
10.2	Option Agreement, dated December 11, 2018, by and among MMEX Resources Corporation, Maple Resources Corporation and BNL Family Trust (6)
21.1	Subsidiaries (3)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).(11). *
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

________

*	Filed herewith.
(1)	Filed as exhibit to Report on Form 8-K filed on April 3, 2017.
(2)	Filed as exhibit to Report on Form 10-K filed on August 11, 2011.
(3)	Filed as exhibit to Form S-1 Registration Statement No. 333-218958.
(4)	Filed as exhibit to Report on Form 8-K filed on October 12, 2018
(5)	Filed as exhibit to Form S-3 Registration Statement No. 333-228746
(6)	Filed as exhibit to Report on Form 10-Q filed on March 12, 2019
(7)	Filed as exhibit to Report on Form 8-K filed on March 10, 2017.
(8)	Filed as exhibit to Report on Form 10-K filed on July 26, 2019.
(9)	Filed as exhibit to Report on Form 8-K filed on August 20, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: August 13, 2020	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	August 13, 2020
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	August 13, 2020
Bruce N. Lemons

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MMEX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the Company) as of April 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

Houston, TX

August 13, 2020

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30,
	2020	2019
Assets

Current assets:
Cash	$66,830	$55,188
Prepaid expenses and other current assets	23,145	38,949
Total current assets	89,975	94,137

Property and equipment, net	507,044	531,167
Deposit	900	900

Total assets	$597,919	$626,204

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$764,945	$706,192
Accrued expenses	519,447	307,078
Accounts payable and accrued expenses – related parties	236,514	41,036
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at April 30, 2020 and 2019, respectively	323,133	75,000
Convertible notes payable, net of discount of $140,941 and $869,433 at April 30, 2020 and 2019, respectively	1,587,239	783,836
Convertible notes payable – related parties, net of discount of $2,232 and $0 at April 30, 2020 and 2019, respectively	41,268	-
PPP loan payable	167,900	-
Derivative liabilities	2,607,433	1,825,596
Total current liabilities	6,322,880	3,813,739

Long-term liabilities:
Convertible notes payable, net of discount of $0 and $263,960 at April 30, 2020 and 2019, respectively	-	176,140

Total liabilities	6,322,880	3,989,879

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 25,000,000,000 shares authorized, 13,352,828,472 and 68,172,427 shares issued and outstanding at April 30, 2020 and 2019, respectively	13,352,830	68,174
Series A preferred stock; $0.001 par value; 10,000,000 shares authorized, 1,000 Series A shares issued and outstanding	1	-
Additional paid-in capital	24,370,144	35,622,398
Non-controlling interest	9,871	9,871
Accumulated (deficit)	(43,457,807)	(39,064,118)
Total stockholders’ deficit	(5,724,961)	(3,363,675)

Total liabilities and stockholders’ deficit	$597,919	$626,204

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2020	2019

Revenues	$-	$-

Operating expenses:
General and administrative expenses	904,306	1,331,096
Refinery start-up costs	214,439	531,983
Depreciation and amortization	34,663	30,914

Total operating expenses	1,153,408	1,893,993

Loss from operations	(1,153,408)	(1,893,993)

Other income (expense):
Interest expense	(1,846,603)	(1,976,307)
Loss on derivative liabilities	(1,402,233)	(128,860)
Gain on extinguishment of liabilities	8,555	14,239
Loss on conversion of debt	-	(1,909)

Total other income (expense)	(3,240,281)	(2,092,837)

Loss before income taxes	(4,393,689)	(3,986,830)
Provision for income taxes	-	-

Net loss	(4,393,689)	(3,986,830)

Non-controlling interest in income of consolidated subsidiaries	-	-

Net loss attributable to the Company	$(4,393,689)	$(3,986,830)

Net loss per common share – basic and diluted	$(0.00)	$(0.13)

Weighted average number of common shares outstanding:
Basic	6,692,100,334	31,492,895
Diluted	6,692,100,334	31,492,895

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2020 and 2019

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2018	36,274,369	$36,274	-	$-	$33,085,221	$9,871	$(35,077,288)	$(1,945,922)

Common shares issued for:
Services	699,971	699	-	-	91,231	-	-	91,930
Accrued expenses	16,031	16	-	-	6,236	-	-	6,252
Conversion of convertible notes payable	30,192,113	30,195	-	-	1,236,393	-	-	1,266,588
Stock subscription receivable	989,474	989	-	-	115,263	-	-	116,252
Reverse split rounding	469	1	-	-	(1)	-	-	-
Debt extinguishment	-	-	-	-	3,835	-	-	3,835
Settlement of derivative liabilities	-	-	-	-	1,084,220	-	-	1,084,220
Net loss	-	-	-	-	-	-	(3,986,830)	(3,986,830)

Balance, April 30, 2019	68,172,427	$68,174	-	$-	$35,622,398	$9,871	$(39,064,118)	$(3,363,675)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2020 and 2019 (continued)

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2019	68,172,427	$68,174	-	$-	$35,622,398	$9,871	$(39,064,118)	$(3,363,675)

Common shares issued for:
Services	30,000	30	-	-	54	-	-	84
Accrued expenses	169,913,936	169,914	-	-	(141,527)	-	-	28,387
Conversion of convertible notes payable	6,678,348,473	6,678,348	-	-	(5,866,672)	-	-	811,676
Conversion of convertible notes payable - related parties	6,436,363,636	6,436,364	-	-	(6,080,904)	-	-	355,460
Preferred shares issued for services to related party	-	-	1,000	1	23,899	-	-	23,900
Settlement of derivative liabilities	-	-	-	-	812,896	-	-	812,896
Net loss	-	-	-	-	-	-	(4,393,689)	(4,393,689)

Balance, April 30, 2020	13,352,828,472	$13,352,830	1,000	$1	$24,370,144	$9,871	$(43,457,807)	$(5,724,961)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,393,689)	$(3,986,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,663	30,914
Stock-based compensation	84	91,930
Preferred shares issued to related party for services	23,900	-
Loan fees and penalties added to convertible note principal	335,700	25,000
Loss on derivative liabilities	1,402,233	128,860
Gain on extinguishment of liabilities	(8,555)	(14,239)
Loss on conversion of debt	-	1,909
Amortization of debt discount	1,223,919	1,587,612
Interest expense from issuance of stock options	-	42,217
Interest expense added to convertible note principal	-	39,600
Loss on conversion of debt	-	1,909
(Increase) decrease in prepaid expenses and other current assets	15,804	(33,949)
Increase in deposits	-	-
Increase (decrease) in liabilities:
Accounts payable	58,753	(1,880)
Accrued expenses	375,732	145,375
Accounts payable and accrued expenses – related parties	196,938	9,403
Net cash used in operating activities	(734,518)	(1,934,078)

Cash flows from investing activities:
Purchase of property and equipment	(10,540)	(260,812)
Net cash used in investing activities	(10,540)	(260,812)

Cash flows from financing activities:
Proceeds from convertible notes payable	365,300	2,032,653
Proceeds from convertible notes payable – related parties	323,500	-
Proceeds from PPP loan payable	167,900	-
Proceeds from issuance of common stock	-	116,252
Repayments of convertible notes payable	(100,000)	(203,000)
Net cash provided by financing activities	756,700	1,945,905

Net increase (decrease) in cash	11,642	(248,985)
Cash at the beginning of the period	55,188	304,173
Cash at the end of the period	$66,830	$55,188

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows (continued)

	Years Ended April 30,
	2020	2019
Supplemental disclosure:
Interest paid	$10,402	$104,990
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	811,676	1,264,679
Common stock issued in conversion of related party debt	355,460
Common stock issued for accrued expenses	46,945	5,000
Settlement of derivative liabilities	812,896	1,084,220
Derivative liabilities for debt discount	192,500	1,742,136
Convertible notes payable for accrued expenses	10,000	-
Convertible notes payable – related parties for accrued expenses	74,000	-
Increase in common stock for reverse stock split rounding	-	1
Related party gain on shares issued for services	-	3,835

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2020 and 2019

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

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,607,433	$-	$-	$2,607,433

April 30, 2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,825,596	$-	$-	$1,825,596

Revenue Recognition

Effective May 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, as amended, using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. To date, the Company has no operating revenues; therefore, there was no cumulative effect of adopting the new standard and no impact on our financial statements. ASC 606 provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Refinery start-up costs

Costs incurred prior to opening the Company’s proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as start-up costs and expensed as incurred.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. No material expenses were incurred for the years ended April 30, 2020 and 2019, respectively.

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

Basic and diluted income (loss) per share

Basic net income or loss per common share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the years ended April 30, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Employee Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the years ended April 30, 2020 and 2019, the Company recorded share-based compensation to employees of $0 and $13,366, respectively. Effective January 2019, the Company had no employees.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, “Simplifying the Accounting for Income Taxes” (Income Taxes Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general provision of Topic 740. The amendments also improve consistent application of and simplify General Accepted Accounting Principles for other areas of Topic 740 by clarifying and amending existing practice. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, or May 1, 2020 for the Company. Early adoption is permitted. Early adoption of the amendments is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the implementation of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, was effective January 1, 2019 for calendar-year-end public companies, or May 1, 2019 for the Company. The Company currently does not have any material leases and the adoption of this new pronouncement did not have a material impact on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $43,457,807 and a total stockholders’ deficit of $5,724,961 at April 30, 2020, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project.  Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $236,514 as of April 30, 2020 consisting of $101,012 payable to Maple Resources Corporation, $31,633 to a former officer and $103,869 to consultants who are significant shareholders or affiliates of our President and CEO, and $41,036 as of April 30, 2019 consisting of $9,403 payable to Maple Resources Corporation and $31,633 to a former officer.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to the development of the refinery project, financing and other corporate activities. Effective January 1, 2020, the Maple consulting agreement was amended to provide for monthly consulting fees of $17,897. During the years ended April 30, 2020 and 2019, we incurred consulting fees and expense reimbursement to Maple Resources totaling $275,713 and $350,931, respectively.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In November 2019, 76,282,091 shares of our common stock were issued to Maple Resources in payment of $20,000 of consulting fees for July through October 2019. No shares have been issued to Maple Resources in payment of consulting fees for November 2019 through April 2020 under the consulting agreement.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $101,012 and $9,403 as of April 30, 2020 and 2019, respectively.

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2020, we issued a total of 38,761,580 common shares valued at $15,009 to the related party, with the shares valued at the market price on the date of issuance, in payment of accrued consulting fees totaling $17,500. A gain on extinguishment of debt of $2,491 related to this compensation arrangement was recorded as a contribution to capital. During the year ended April 30, 2019, we issued a total of 193,965 Class A common shares valued at $11,166 to the related party. A gain on extinguishment of debt of $3,835 related to this compensation arrangement was recorded as a contribution to capital in the year ended April 30, 2019. As of April 30, 2020, consulting fees of $15,000 were payable in stock, and the related party had also advanced the Company $18,179, for a total of $33,179 included in accounts payable and accrued expenses – related parties.

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued by an independent valuation firm at $23,900. See Note 11.

During the year ended April 30, 2019, we issued to an employee 93,620 shares of our common stock valued at $12,807 based on the market price on the date of issuance. The employee was terminated in January 2019.

As a condition for entering into an October 9, 2018 convertible debenture (see Note 8), the lender required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. The pledge agreement was later amended to substitute 1,000 shares of Series A preferred stock (constituting 100% of the outstanding shares of Series A Preferred stock) for the Class B Common Stock. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 shares of the Company’s common stock at $0.08 per share.

During the year ended April 30, 2020, Maple Resources, BNL Family Trust (a trust established for the benefit of Bruce Lemons, a director of the Company, and his family) and an individual who is a consultant and shareholder of the Company loaned the Company a total of $397,500 in the form of convertible notes payable. See Note 9. The notes were issued for cash of $323,500, consulting fees of $30,000, accrued expenses of $30,000 and financing fees of $14,000. Notes totaling $354,000 were converted in November 2019 into 6,436,363,636 total common shares of the Company. As of April 30, 2020, total principal of $43,500 and accrued interest payable of $690 were outstanding.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2020	2019

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	67,088	67,088
Refinery land improvements	452,005	441,465
Refinery land easements	37,015	37,015
	580,934	570,394
Less accumulated depreciation and amortization	(73,890)	(39,227)

	$507,044	$531,167

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126-acre parcel is the tract on which the Company intends to build a crude oil refinery (Note 6). Subsequently through April 30, 2020, the Company incurred a total of $478,480 additional costs to acquire certain easements related to the land parcel and make other improvements.

Depreciation and amortization expense totaled $34,663 and $30,914 for the years ended April 30, 2020 and 2019, respectively.

NOTE 6 – REFINERY PROJECT

On March 4, 2017, we entered into an agreement with Maple Resources, a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a crude oil refinery in Pecos County, Texas (the “Refinery Transaction”). Pursuant to the Refinery Transaction, we agreed to acquire the Rights in exchange for the issuance of 15,000,000 Class B common shares. The 15,000,000 Class B common stock issued for the Rights were valued at $150,000 by an independent valuation firm, with the $150,000 expensed to refinery start-up costs. The 15,000,000 Class B common shares were subsequently converted to the same number of Class A common shares.

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

Completion of the Refinery Project will require substantial equity and debt financing and is subject to the receipt of required governmental permits.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2020	2019

Accrued payroll	$30,090	$30,090
Accrued consulting	24,000	4,500
Accrued interest and penalties	402,126	209,947
Other	63,231	62,541

	$519,447	$307,078

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at April 30:

	2020	2019

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2020	2019
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$25,000	$25,000
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	50,000	50,000
Note payable to an accredited investor, matured January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	59,400	-
Note payable to an accredited investor, matured January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price	53,028	-
Note payable to an accredited investor, matured January 24, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	42,365	-
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	91,331	-
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	2,009

	323,133	75,000
Less discount	-	-

Total	$323,133	$75,000

Effective January 11, 2019, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matured on January 11, 2020 and was in default as of April 30, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $120,000 as of April 30, 2019. During the year ended April 30, 2020, One44 converted principal of $60,600 into common shares of the Company, resulting in a principal balance of $59,400 as of April 30, 2020.

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 17, 2020 and was in default as of April 30, 2020. The Company may redeem the note at redemption prices ranging from 135% to 150% during the first 180 days after issuance. The note had a principal balance of $125,000 as of April 30, 2019. During the year ended April 30, 2020, JSJ converted principal of $82,672 into common shares of the Company and the principal was increased by $10,700 for a penalty, resulting in a principal balance of $53,028 as of April 30, 2020.

Effective April 24, 2019, the Company issued and delivered to EMA Financial, LLC (“EMA”) a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $3,750 of the fees and expenses of the lender and its counsel. EMA, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to the day the notice of conversion is received by the Company. The note matured on January 24, 2020 and was in default as of April 30, 2020. During the first 180 days the Note is in effect, the Company may redeem the note at redemption prices ranging from 120% to $140%. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $55,000 as of April 30, 2019. In November 2019, a penalty of $25,000 was added to the principal of the note. During the year ended April 30, 2020, EMA converted principal of $37,635 into common shares of the Company, resulting in a principal balance of $42,365 as of April 30, 2020.

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020 and was in default as of April 30, 2020. The Company may redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of April 30, 2019. During year ended April 30, 2020, Auctus converted principal of $33,669 into common shares of the Company, resulting in a principal balance of $91,331 as of April 30, 2020.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $52,500 after payment of $2,500 of the fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matured on February 27, 2020 and was in default as of April 30, 2020. During the first 150 days the Note is in effect, the Company may redeem the note at a redemption price of 135%. The note had a principal balance of $55,000 as of April 30, 2019. During the year ended April 30, 2020, Coventry converted principal of $52,991 into common shares of the Company, resulting in a principal balance of $2,009 as of April 30, 2020.

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at April 30:

	2020	2019
Note payable to an accredited investor, maturing November 20, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	$24,700	$110,000
Note payable to an accredited investor, maturing November 20, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	70,000	70,000
Original issue discount convertible debenture to an accredited investor, maturing November 20, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	600,000	600,000
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	200,000	-
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	90,000	-
Note payable to an accredited investor, maturing January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price. In default at April 30, 2020.	-	120,000
Note payable to an accredited investor, maturing January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price. In default at April 30, 2020.	-	125,000
Note payable to an accredited investor, maturing January 24, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price. In default at April 30, 2020.	-	55,000
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price. In default at April 30, 2020.	-	125,000
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price. In default at April 30, 2020.	-	55,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price (long-term at April 30, 2020)	35,900	-
Note payable to an accredited investor, maturing November 20, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price	110,000	110,000

Note payable to an accredited investor, maturing May 7, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	100,000	-
Note payable to an accredited investor, maturing June 19, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	250,000	-
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price (long-term at April 30, 2019)	56,500	-
Note payable to an accredited investor, maturing September 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price	10,000	-

Note payable to an accredited investor, maturing

two years from each advance, with an original issue
discount equal to 10% and a one-time interest charge
of 12% added to principal, convertible into common
shares of the Company at a defined variable exercise
price – See discussion under Long-Term Convertible
Notes Payable below:

Advance dated September 13, 2018, maturing September 13, 2020 (long-term at April 30, 2019)	1,380	-
Advance dated October 16, 2018, maturing October 16, 2020 (long-term at April 30, 2019)	123,200	-
Note payable to an accredited investor, maturing January 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price, converted in full into shares of common stock	-	136,000
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price, paid in full in June 2019	-	100,000
Note payable to an accredited investor, maturing September 21, 2019, with interest at 8%, converted in full into shares of common stock	-	47,269
Total	1,728,180	1,653,269
Less discount	(140,941)	(869,433)

Net	$1,587,239	$783,836

Effective September 13, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after an original issue discount of $4,500 and payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to November 20, 2020 and the interest rate increased to 18%.  The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2019.  During the year ended April 30, 2020, GS converted principal of $85,300 into common shares of the Company, resulting in a principal balance of $24,700 as of April 30, 2020.

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The maturity date of the note has been extended to November 20, 2020 and the interest rate raised to 18%. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of April 30, 2020 and 2019.

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six-month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The maturity date of the debenture has been extended to November 20, 2020 and the interest rate raised to 18%. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. The debenture had a principal balance of $600,000 as of April 30, 2020 and 2019. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, pledged their shares of Series A preferred stock (constituting 100% of the outstanding shares of Series A preferred stock) to GS to secure the repayment of the debenture by the Company.

Effective March 31, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $200,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to November 30, 2020. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. The note had a principal balance of $200,000 as of April 30, 2020. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of common stock at the same terms as the September GS convertible notes payable.

Effective February 4, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $90,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to February 4, 2020. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. The note had a principal balance of $90,000 as of April 30, 2020. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of common stock at the same terms as the September GS convertible notes payable.

Effective February 7, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2019. During the year ended April 30, 2020, Geneva converted principal of $20,600 into common shares of the Company, resulting in a principal balance of $35,900 as of April 30, 2020.

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount and the Company received net proceeds of $100,000 after an original issue discount of $4,500 and payment of $5,500 of the fees and expenses of the lender and its counsel.  During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.08 per share and thereafter at 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to November 20, 2020 and the interest rate increased to 18%.  The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2020 and 2019.

Effective March 25, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on June 25, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2020 and 2019.

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $100,000 as of April 30, 2020.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after an original issue discount of $3,500 and payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The Company may not redeem the note after the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2020.

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matures on June 19, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $250,000 as of April 30, 2020.

Effective December 27, 2020, the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000. Subject to available common shares to issue, the note is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. The note had a principal balance of $10,000 as of April 30, 2020. On December 27, 2019, the consultant simultaneously submitted a notice to convert the note into 9,090,909,091 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

Effective March 21, 2018, the Company issued and delivered to Auctus an 8% convertible note in the principal amount of $220,000. The Company received $202,000 of note proceeds after payment of $18,000 of the fees and expenses of the lender and its counsel. The Company can redeem the note at any time prior to 90 days from the issuance date at a redemption price of 130% plus accrued interest. The redemption price thereafter increases to 145%, plus accrued interest, until the 180th day after issuance. Auctus, at its option, may convert the unpaid principal balance and accrued interest into shares of the Company’s common stock at a price of no lower than $3.00 per share of common stock until the 180th day after issuance and thereafter at a 45% discount from the average of the two lowest trading prices during the 25 days prior to conversion. The note also contains penalty provisions in the event of default in repayment of the note (if not converted by Auctus into shares of common stock) on the maturity date of March 21, 2019. During the year ended April 30, 2019, the maturity date of the note was extended to September 21, 2019 and an extension fee of $15,000 was added to the note principal. During the year ended April 30, 2019, Auctus converted principal of $187,731 into common shares of the Company, resulting in a principal balance of $47,269 as of April 30, 2019. During the year ended April 30, 2020, the balance of the note was converted in full into shares of the Company’s common stock.

Effective January 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $136,000. The note was issued at a discount, resulting in the Company’s receipt of $125,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the average of the three lowest trading prices during the 20 days prior to conversion. The note matures on January 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $136,000 as of April 30, 2019 and was converted in full into common shares of the Company during the year ended April 30, 2020.

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

Long-Term Convertible Notes Payable

Long-term convertible notes payable consisted of the following at April 30:

	2020	2019

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

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the $100,000 advance at inception, resulting in total initial principal of $123,200. Through April 30, 2019, the note was partially converted into shares of the Company’s common stock resulting in a principal balance of $80,700 as of April 30, 2019. During the year ended, 2020, Vista converted principal of $79,320 into common shares of the Company, resulting in a principal balance of $1,380 as of April 30, 2020, which has been reclassified as current in the Current Convertible Notes Payable section above.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400, which balance was outstanding as of April 30, 2019. Effective May 14, 2019, Vista assigned $123,200 of this note, resulting in a principal balance of $123,200 as of April 30, 2020, which has been reclassified as current in the Current Convertible Notes Payable section above.

Effective May 14, 2019, EMA purchased $123,400 of the principal balance due Vista from the October 16, 2018 advance under the long-term convertible note payable to Vista discussed above. The terms of the EMA convertible note payable are the same as those under the original Vista note and the note matures October 16, 2020. During the year ended April 30, 2020, EMA converted the note in full into common shares of the Company.

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

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 11).

Accrued interest payable on convertible notes payable totaled $351,307 and $164,063 at April 30, 2020 and 2019, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 11).

No gain or loss was recorded on conversion of convertible notes payable during the year ended April 30, 2020 as the conversions were within the terms of the note agreements.During the year ended April 30, 2019, a loss on conversion of debt of $1,909 was recorded where the conversions of certain convertible notes payable were not within the terms of the note agreement.

NOTE 9 – NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related party consisted of the following at April 30, 2020:

Related Party	Maturity Date	Consideration	Amount
Maple Resources Corporation (“Maple”)	December 27, 2020	Cash of $5,500 and Financing Fees of $5,500	$11,000
BNL Family Trust (“BNL”)	December 27, 2020	Cash	11,000
Shareholder and consultant	December 27, 2020	Accrued Consulting Fees	10,000
Shareholder and consultant	January 22, 2021	Cash	6,500
Maple Resources Corporation	February 12, 2021	Cash	5,000
Total			43,500
Less discount			(2,232)
Net			$41,268

The convertible notes payable – related party accrue interest at an annual rate of 5%. Accrued interest payable totaled $690 at April 30, 2020.

Subject to available common shares available to issue, the convertible notes payable – related party are convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company.

The Company has identified the conversion feature of its convertible notes payable – related party as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 11).

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

On February 12, 2020, Maple simultaneously submitted a notice to convert the note with principal of $5,000 into 5,545,454,545 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

No gain or loss was recorded on conversion of convertible notes payable – related parties during the year ended April 30, 2020 as the conversions were within the terms of the note agreements.

NOTE 10 – PPP LOAN PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) ( the “Act” ) in the amount of $167,900 and was funded on April 21, 2020.  The loan may be forgiven pursuant to the provisions of the Act.

NOTE 11 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2020 and 2019, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the years ended April 30, 2020 and 2019, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2018	$90,772	$905,831	$996,603
New issuances of debt	42,217	1,742,136	1,784,353
Debt conversions and repayments	-	(1,084,220)	(1,084,220)
Change in fair value of derivative liabilities	(114,926)	243,786	128,860

Balance, April 30, 2019	18,063	1,807,533	1,825,596
New issuances of options, warrants and debt	-	192,500	192,500
Debt conversions and repayments	-	(812,896)	(812,896)
Change in fair value of derivative liabilities	(18,048)	1,420,281	1,402,233

Balance, April 30, 2020	$15	$2,607,418	$2,607,433

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of April 30, 2020 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 0.12% to 0.55%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 784% to 795%

These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2020, the Company had authorized 25,010,000,000 shares consisting of 25,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On November 4, 2019, we received confirmation from the Secretary of State of Nevada that an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12,000,000,000 to 25,000,000,000 shares was accepted for filing, effective October 30, 2019.

On December 4, 2019, the Company issued 15,000,000 shares of its Class A common stock to Maple Resources in conversion of all outstanding Class B common stock. In accordance with the Company’s amended Articles of Incorporation, effective with this conversion, all authorized common shares are designated common shares. This combination of Class A and Class B common stock into one class of common stock has been given retroactive treatment in the accompanying consolidated financial statements for all periods presented.

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

Common Stock Issuances

During the year ended April 30, 2020, the Company issued a total of 13,284,656,045 shares of its common stock: 30,000 shares for consulting services valued at $84; 169,913,936 shares valued at $28,387 in payment of accrued expenses of $36,942 resulting in a gain on extinguishment of debt of $8,555; 6,678,348,473 shares valued at $811,676 in conversion of convertible notes principal of $769,255, accrued interest payable of $33,671 and payment of fees of $8,750; and 6,436,363,636 shares valued at $355,460 in conversion of convertible notes payable – related party principal of $354,000 and accrued interest payable of $1,460. Settlement of derivative liabilities in debt conversions and repayments totaled $812,896.

During the year ended April 30, 2019, the Company issued a total of 31,898,058 shares of its common stock: 699,971 shares for services valued at $91,930 ($13,366 employee and $78,564 consultants) resulting in a gain on extinguishment of debt of $14,239; 16,031 shares valued at $6,252 in payment of accrued expenses of $5,000 resulting in a loss on extinguishment of liabilities of $1,252; 30,192,113 shares valued at $1,266,588 in conversion of convertible notes principal of $1,210,304, accrued interest payable of $51,125, and payment of fees of $3,250, resulting in a loss on conversion of debt of $1,909; 989,474 shares for stock subscription receivable of $116,252; and 469 shares valued at $1 for reverse split rounding. Settlement of derivative liabilities in the debt conversions totaled $1,084,220.

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

A summary of warrant activity during the years ended April 30, 2020 and 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2018	723,803	$1.00	3.90
Granted	1,065,488	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2019	1,789,291	$1.00	2.91
Granted	444,248,462	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2020	446,037,753	$1.00	1.91

The warrant shares granted during the years ended April 30, 2020 and 2020 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

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

A summary of stock option activity during the years ended April 30, 2020 and 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2018	-

Granted	2,000,000	$0.08
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2019	2,000,000	$0.08	9.62

Granted	-	$0.08
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2020	2,000,000	$0.08	8.62

Common Stock Reserved

Combined with the 13,352,828,472 common shares outstanding at April 30, 2020, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $14,413,000 as of April 30, 2020 that will be available to offset future taxable income. The available net operating loss carry forwards expire in various years through 2040.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

               The deferred tax asset and valuation account is as follows at April 30:

	2020	2019
Deferred tax asset:
Net operating loss carryforward	$3,026,640	$2,698,710
Valuation allowance	(3,026,640)	(2,698,710)

Total	$-	$-

               The components of income tax expense are as follows for the years ended April 30:

	2020	2019

Change in net operating loss benefit	$327,930	$1,217,233
Change in valuation allowance	(327,930)	(1,217,233)

Total	$-	$-

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal

On March 31, 2020, the Company entered into an amendment to the convertible debt notes with GS Capital Partners, LLC (“GS Capital”) to extend the maturity dates to November 20, 2020. As consideration for the extension, the parties agreed to a Joint Motion for Agreed Judgement to include the $1,094,750 principal amount of the notes and accrued interest of $487,166. In the event the notes are not paid in full, the Joint Motion may be filed by GS Capital and judgment entered against the Company. The holders of the Company’s Series A Preferred Stock have pledged their shares to GS Capital to secure the outstanding indebtedness of the Company to GS. If the indebtedness is not paid on or before its scheduled maturity date of November 20, 2020, GS Capital would be entitled to foreclose on such shares and would have 51% of the voting power of the Company’s equity securities.

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

On May 12, 2020, Maple loaned the Company issued a $41,466 convertible promissory note in satisfaction of accounts payable and accrued expenses due Maple. The convertible promissory note has the same terms as described in Note 9. Maple simultaneously submitted a notice to convert the note into 37,696,363,636 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

On July 14, 2020, a consultant for rail services to the Company filed a complaint against the Company and its CEO Jack W Hanks, an individual, for payment of $100,000 of consulting fees. The Court Action is filed as CRU Trading Co, Plaintiff, v. MMEX Resources Corp and Jack W. Hanks in the District Court of Harris, County Texas Cause No. 2020-41853/Court;165. The Company believes the complaint is without merit.

On July 30, 2020, Maple loaned the Company $10,000 pursuant to a convertible promissory note with the same terms as described in Note 9. Maple simultaneously submitted a notice to convert the note into 9,090,909,091 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

