Form 10-Q
period 2020-07-31
MMEX Resources Corp
filed 2020-09-21
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 21, 2020, there were 14,111,114,185 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2020

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2020 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2020	April 30, 2020
Assets	(unaudited)

Current assets:
Cash	$14,352	$66,830
Prepaid expenses and other current assets	15,922	23,145
Total current assets	30,274	89,975

Property and equipment, net	498,326	507,044
Deposit	900	900

Total assets	$529,500	$597,919

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$804,160	$764,945
Accrued expenses	950,733	519,447
Accounts payable and accrued expenses – related parties	269,733	236,514
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at July 31, 2020 and April 30, 2020, respectively	800,533	323,133
Convertible notes payable, net of discount of $62,673 and $140,941 at July 31, 2020 and April 30, 2020, respectively	1,223,107	1,587,239
Convertible notes payable – related parties, net of discount of $6,675 and $2,232 at July 31, 2020 and April 30, 2020, respectively	123,091	41,268
PPP loan payable	167,900	167,900
SBA express bridge loan payable	10,000	-
Derivative liabilities	1,426,683	2,607,433
Total current liabilities	5,850,941	6,322,880

Total liabilities	5,850,941	6,322,880

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 25,000,000,000 shares authorized, 13,352,828,472 shares issued and outstanding at July 31, 2020 and April 30, 2020	13,352,830	13,352,830
Preferred stock; $0.001 par value; 10,000,000 shares authorized, 1,000 Series A shares issued and outstanding	1	1
Additional paid-in capital	24,370,144	24,370,144
Non-controlling interest	9,871	9,871
Accumulated (deficit)	(43,054,287)	(43,457,807)
Total stockholders’ deficit	(5,321,441)	(5,724,961)

Total liabilities and stockholders’ deficit	$529,500	$597,919

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2020	2019

Revenues	$-	$-

Operating expenses:
General and administrative expenses	183,325	246,107
Refinery start-up costs	37,700	51,400
Depreciation and amortization	8,718	8,587

Total operating expenses	229,743	306,094

Loss from operations	(229,743)	(306,094)

Other income (expense):
Interest expense	(554,089)	(687,972)
Gain on derivative liabilities	1,187,352	255,127
Gain on extinguishment of liabilities	-	1,992

Total other income (expense)	633,263	(430,853)

Income (loss) before income taxes	403,520	(736,947)
Provision for income taxes	-	-

Net income (loss)	403,520	(736,947)

Non-controlling interest in income of consolidated subsidiaries	-	-

Net income (loss) attributable to the Company	$403,520	$(736,947)

Net income (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding:
Basic	13,352,828,472	111,310,436
Diluted	25,000,000,000	111,310,436

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2019 (Unaudited)

	Common Stock		Class A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2019	68,172,427	$68,174	-	$-	$35,622,398	$9,871	$(39,064,118)	$(3,363,675)

Shares issued for: Services	30,000	30	-	-	54	-	-	84
Accrued expenses	1,116,961	1,117	-	-	10,391	-	-	11,508
Conversion of convertible notes payable and accrued interest	320,978,367	320,978	-	-	47,954	-	-	368,932
Settlement of derivative liabilities	-	-	-	-	425,325	-	-	425,325
Net loss	-	-	-	-	-	-	(736,947)	(736,947)

Balance, July 31, 2019	390,297,755	$390,299	-	$-	$36,106,122	$9,871	$(39,801,065)	$(3,294,773)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2020 (Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2020	13,352,828,472	$13,352,830	1,000	$1	$24,370,144	$9,871	$(43,457,807)	$(5,724,961)

Net income	-	-	-	-	-	-	403,520	403,520

Balance, July 31, 2020	13,352,828,472	$13,352,830	1,000	$1	$24,370,144	$9,871	$(43,054,287)	$(5,321,441)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$403,520	$(736,947)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	8,718	8,587
Gain on derivative liabilities	(1,187,352)	(255,127)
Amortization of debt discount	80,428	591,069
Interest expense added to convertible note payable principal	35,000	-
Stock-based compensation	-	84
Gain on extinguishment of liabilities	-	(1,992)
Decrease in prepaid expenses and other current assets	7,223	11,115
Increase (decrease) in liabilities:
Accounts payable	39,214	(15,848)
Accrued expenses	431,286	64,358
Accounts payable and accrued expenses – related party	109,485	19,819
Net cash used in operating activities	(72,478)	(314,882)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,463)
Net cash used in investing activities	-	(2,463)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	365,300
Proceeds from convertible notes payable – related party	10,000	-
Repayments of convertible notes payable	-	(100,000)
Proceeds from SBA express bridge loan payable	10,000	-
Net cash provided by financing activities	20,000	265,300

Net decrease in cash	(52,478)	(52,045)
Cash at the beginning of the period	66,830	55,188
Cash at the end of the period	$14,352	$3,143

Supplemental disclosure:
Interest paid	$-	$10,402
Income taxes paid	-	-
Non-cash investing and financing activities:
Derivative liabilities for related party debt discount	6,602	-
Convertible notes payable – related party for accrued expenses	76,266	-
Common stock issued in conversion of debt	-	368,932
Common stock issued for accrued expenses	-	13,500
Settlement of derivative liabilities	-	425,325
Derivative liabilities for debt discount	-	46,812
Related party gain on common shares issued for services	-	2,491

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2020
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2020 filed with the SEC on August 13, 2020.

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

Derivative liabilities

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions that have been identified as derivatives. In addition, the Company has identified the conversion feature of convertible notes payable as derivatives. As of July 31, 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,426,683	$-	$-	$1,426,683

April 30, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,607,433	$-	$-	$2,607,433

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers, as amended, using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. To date, the Company has no operating revenues; therefore, there was no cumulative effect of adopting the new standard and no impact on our financial statements. The new standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

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

Basic weighted average number common shares outstanding are reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended July 31,
	2020	2019

Basic weighted average number of shares	13,352,828,472	111,310,436
Dilutive effect of options, warrants and convertible notes payable	11,647,171,528	-

Diluted weighted average number of shares	25,000,000,000	111,310,436

Employee Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the three months ended July 31, 2020 and 2019, the Company had no-based compensation to employees.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended July 31, 2020 and through the date of filing of this report that the Company believes will have a material impact on its consolidated financial statements.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $43,054,287 and a total stockholders’ deficit of $5,321,441 at July 31, 2020, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. Most recently, we have funded our operations from the proceeds of convertible debt. However, we currently do not have sufficient authorized shares of common stock to secure additional convertible debt funding. The ongoing Covid-19 worldwide pandemic has negatively impacted capital markets adding to the difficulty of raising either debt or equity financing.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2020, accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $269,733 consisting of $89,380 payable to Maple Resources Corporation (“Maple Resources”), $31,633 to a former officer, $146,654 to consultants who are significant shareholders or affiliates of our President and CEO and $2,066 accrued interest payable on related party convertible notes payable.

As of April 30, 2020, accounts payable and accrued expenses to related parties totaled $236,514 consisting of $101,012 payable to Maple Resources, $31,633 to a former officer, $103,179 to consultants who are significant shareholders or affiliates of our President and CEO and $690 accrued interest payable on related party convertible notes payable.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources, a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to the development of the refinery project, financing and other corporate activities. Effective January 1, 2020, the Maple consulting agreement was amended to provide for monthly consulting fees of $17,897. During the three months ended July 31, 2020 and 2019, we incurred consulting fees to Maple Resources totaling $53,691 and $79,991, respectively.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Because no authorized common shares are currently available, no shares have been issued to Maple Resources in payment of consulting fees for the months of November 2019 through July 31, 2020 under the consulting agreement.

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. As of July 31, 2020, consulting fees of $22,500 were payable in stock, and the related party had also advanced the Company $23,654, for a total of $46,154 included in accounts payable and accrued expenses – related parties. As of April 30, 2020, consulting fees of $15,000 were payable in stock, and the related party had also advanced the Company $18,179, for a total of $33,179 included in accounts payable and accrued expenses – related parties. Because no authorized common shares are currently available, no shares have been issued to the related party in payment of consulting fees for the months of November 2019 through July 31, 2020 under the consulting agreement.

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

As more fully discussed in Note 9, Maple Resources, BNL Family Trust (a trust established for the benefit of Bruce Lemons, a director of the Company, and his family) and an individual who is a consultant and shareholder of the Company have provided funding to the Company or converted accounts payable and accrued expenses in the form of convertible notes payable. As of July 31, 2020, total principal of $129,766 and accrued interest payable of $2,066 were outstanding, and as of April 30, 2020, total principal of $43,500 and accrued interest payable of $690 were outstanding.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2020	April 30, 2020

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	67,088	67,088
Refinery land improvements	452,005	452,005
Refinery land easements	37,015	37,015
	580,934	580,934
Less accumulated depreciation and amortization	(82,608)	(73,890)

	$498,326	$507,044

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126-acre parcel is the tract on which the Company intends to build a crude oil refinery (Note 6). Subsequently through April 30, 2020, the Company incurred a total of $478,480 additional costs to acquire certain easements related to the land parcel and make other improvements.

Depreciation and amortization expense totaled $8,718 and $8,587 for the three months ended July 31, 2020 and 2019, respectively.

NOTE 6 – REFINERY PROJECT

On March 4, 2017, we entered into an agreement with Maple Resources, a related party, to acquire all of Maple’s right, title and interest (the “Rights”) in plans to build a crude oil refinery in Pecos County, Texas (the “Refinery Transaction”). On July 28, 2017, we acquired a 126-acre parcel of the land, which is the site for our project, at a purchase price of $550 per acre, or $67,088.

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2020	April 30, 2020

Accrued payroll	$30,090	$30,090
Accrued consulting	18,000	24,000
Accrued interest and penalties	840,102	402,126
Other	62,541	63,231

	$950,733	$519,447

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	July 31, 2020	April 30, 2020

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $53,384 and $51,509 at July 31, 2020 and April 30, 2020, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following:

	July 31, 2020	April 30, 2020
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company at $370 per share	$25,000	$25,000
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company at $100 per share	50,000	50,000
Note payable to an accredited investor, matured January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	59,400	59,400
Note payable to an accredited investor, matured January 17, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price	53,028	53,028
Note payable to an accredited investor, matured January 24, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	42,365	42,365
Note payable to an accredited investor, matured January 31, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	91,331	91,331
Note payable to an accredited investor, matured February 27, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	2,009	2,009
Note payable to an accredited investor, matured May 7, 2020, with interest at 22%, convertible into common shares of the Company at a defined variable exercise price	35,900	-
Note payable to an accredited investor, matured June 25, 2020, with interest at 22%, convertible into common shares of the Company at a defined variable exercise price	56,500	-
Note payable to an accredited investor, matured May 7, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	110,000	-
Note payable to an accredited investor, matured June 19, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	275,000	-

	800,533	323,133
Less discount	-	-

Total	$800,533	$323,133

Effective January 11, 2019, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matured on January 11, 2020 and was in default as of July 31, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $59,400 as of July 31,2020 and April 30, 2019.

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 17, 2020, with the interest rate increasing to 18%, and was in default as of July 31, 2020. The Company may redeem the note at redemption prices ranging from 135% to 150% during the first 180 days after issuance. The principal balance was increased by a penalty of $10,700. The note had a principal balance of $53,028 as of July 31, 2020 and April 30, 2020.

Effective April 24, 2019, the Company issued and delivered to EMA Financial, LLC (“EMA”) a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $3,750 of the fees and expenses of the lender and its counsel. EMA, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to the day the notice of conversion is received by the Company. The note matured on January 24, 2020, with the interest rate increasing to 24%, and was in default as of July 31, 2020. During the first 180 days the Note is in effect, the Company may redeem the note at redemption prices ranging from 120% to $140%. The Company may not redeem the note after 180 days from the issuance date. In November 2019, a penalty of $25,000 was added to the principal of the note. The note had a principal balance of $42,365 as of July 31, 2020 and April 30, 2020.

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020, with the interest rate increasing to 24%, and was in default as of July 31, 2020. The Company may redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company may not redeem the note after 180 days from the issuance date. The note had a principal balance of $91,331 as of July 31, 2020 and April 30, 2020.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $52,500 after payment of $2,500 of the fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matured on February 27, 2020, with the interest rate increasing to 24%, and was in default as of July 31, 2020. During the first 150 days the Note is in effect, the Company may redeem the note at a redemption price of 135%. The note had a principal balance of $2,009 as of July 31, 2020 and April 30, 2020.

Effective February 7, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matured on May 7, 2020, with the interest rate increasing to 22%, and was in default as of July 31, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $35,900 as of July 31, 2020 and April 30, 2020.

Effective March 25, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matured on June 25, 2020, with the interest rate increasing to 22%, and was in default as of July 31, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of July 31, 2020 and April 30, 2020.

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matured on May 7, 2020, with the interest rate increasing to 24%, and was in default as of July 31, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. A penalty of $10,000 has been added to the principal of the note. The note had a principal balance of $110,000 and $100,000 as of July 31, 2020 and April 30, 2020, respectively.

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matured on June 19, 2020, with the interest rate increasing to 24%, and was in default as of July 31, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. A penalty of $25,000 has been added to the principal of the note. The note had a principal balance of $275,000 and $250,000 as of July 31, 2020 and April 30, 2020, respectively.

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	July 31, 2020	April 30, 2020
Note payable to an accredited investor, maturing November 20, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	$24,700	$24,700
Note payable to an accredited investor, maturing November 20, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	70,000	70,000
Original issue discount convertible debenture to an accredited investor, maturing November 20, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	600,000	600,000
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	200,000	200,000
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price.	90,000	90,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price (in default as of July 31, 2020)	-	35,900
Note payable to an accredited investor, maturing November 20, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price	110,000	110,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price (in default as of July 31, 2020)	-	100,000
Note payable to an accredited investor, maturing June 19, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price (in default as of July 31, 2020)	-	250,000
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price (in default as of July 31, 2020)	-	56,500
Note payable to an accredited investor, maturing September 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price	56,500	56,500
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price	10,000	10,000

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price – See discussion under Long-Term Convertible Notes Payable below:

Advance dated September 13, 2018, maturing September 13, 2020	1,380	1,380
Advance dated October 16, 2018, maturing October 16, 2020	123,200	123,200
Total	1,285,780	1,728,180
Less discount	(62,673)	(140,941)

Net	$1,223,107	$1,587,239

Effective September 13, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after an original issue discount of $4,500 and payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to November 20, 2020 and the interest rate increased to 18%. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $24,700 as of July 31, 2020 and April 30, 2020.

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The maturity date of the note has been extended to November 20, 2020 and the interest rate raised to 18%. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of July 31, 2020 and April 30, 2020.

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six-month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The maturity date of the debenture has been extended to November 20, 2020 and the interest rate raised to 18%. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. The debenture had a principal balance of $600,000 as of July 31, 2020 and April 30, 2020. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, pledged their shares of Series A preferred stock (constituting 100% of the outstanding shares of Series A preferred stock) to GS to secure the repayment of the debenture by the Company.

Effective March 31, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $200,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to November 30, 2020. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of common stock at the same terms as the September GS convertible notes payable. The note had a principal balance of $200,000 as of July 31, 2020 and April 30, 2020.

Effective February 4, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $90,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to February 4, 2020. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of common stock at the same terms as the September GS convertible notes payable. The note had a principal balance of $90,000 as of July 31, 2020 and April 30, 2020.

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount and the Company received net proceeds of $100,000 after an original issue discount of $4,500 and payment of $5,500 of the fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.08 per share and thereafter at 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to November 20, 2020 and the interest rate increased to 18%. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of July 31, 2020 and April 30, 2020.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after an original issue discount of $3,500 and payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The Company may not redeem the note after the first 180 days after issuance. The note had a principal balance of $56,500 as of July 31, 2020 and April 30, 2020.

Effective December 27, 2020, the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000. Subject to available common shares to issue, the note is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On December 27, 2019, the consultant simultaneously submitted a notice to convert the note into 9,090,909,091 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock. The note had a principal balance of $10,000 as of July 31, 2020 and April 30, 2020.

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

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the $100,000 advance at inception, resulting in total initial principal of $123,200. As of July 31, 2020 and April 30, 2020, the note had a principal balance of $1,380.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400. Effective May 14, 2019, Vista assigned $123,200 of this note, resulting in a principal balance of $123,200 as of July 31, 2020 and April 30, 2020.

On March 31, 2020, the Company entered into an amendment to the convertible debt notes with GS to extend the maturity dates to November 20, 2020. As consideration for the extension, the parties agreed to a Joint Motion for Agreed Judgement to include the $1,094,750 principal amount of the notes and accrued interest and penalties of $487,166, which amount is included in accrued expenses as of July 31, 2020. In the event the notes are not paid in full, the Joint Motion may be filed by GS Capital and judgment entered against the Company. The holders of the Company’s Series A Preferred Stock have pledged their shares to GS Capital to secure the outstanding indebtedness of the Company to GS. If the indebtedness is not paid on or before its scheduled maturity date of November 20, 2020, GS Capital would be entitled to foreclose on such shares and would have 51% of the voting power of the Company’s equity securities.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 11).

Accrued interest payable on convertible notes payable totaled $437,867 and $351,307 at July 31, 2020 and April 30, 2020, respectively.

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 11).

There were no conversions of convertible notes payable during the three months ended July 31, 2020.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

Convertible notes payable – related party consisted of the following: at July 31, 2020 and 2019:

			Balance
Related Party	Maturity Date	Consideration	July 31, 2020	April 30, 2020
Maple Resources Corporation	December 27, 2020	Cash of $5,500 and Financing Fees of $5,500	$11,000	$11,000
BNL Family Trust	December 27, 2020	Cash	11,000	11,000
Shareholder and consultant	December 27, 2020	Accrued Consulting Fees	10,000	10,000
Shareholder and consultant	January 22, 2021	Cash	6,500	6,500
Maple Resources Corporation	February 12, 2021	Cash	5,000	5,000
Maple Resources Corporation	March 2, 2021	Cash	800	-
Maple Resources Corporation	May 12, 2021	Accrued Consulting Fees	41,466	-
Shareholder and consultant	May 14, 2021	Accrued Consulting Fees	34,000	-
Maple Resources Corporation	July 31, 2021	Cash	10,000	-

Total			129,766	43,500
Less discount			(6,675)	(2,232)

Net			$123,091	$41,268

The convertible notes payable – related party accrue interest at an annual rate of 5%. Accrued interest payable totaled $2,066 and $690at July 31, 2020 and April 30, 2020, respectively.

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

On the effective date of each respective convertible note payable detailed above, the related party lenders simultaneously submitted notices to convert the total note principal of loans into shares of the Company’s common stock. The conversions were not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock.

NOTE 10 – OTHER NOTES PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) ( the “Act” ) in the amount of $167,900 and was funded on April 21, 2020. The loan may be forgiven pursuant to the provisions of the Act. PPP loan payable had a balance of $167,900 at July 31, 2020 and April 30, 2020.

On July 14, 2020, the Company received $10,000 pursuant to the SBA’s Express Bridge Loan Pilot Program. This program allows small businesses who have a business relationship with an SBA Express Lender to access up to $25,000 quickly. The funds were advanced to the Company since it has applied for an Economic Injury Disaster Loan (“EIDL”). The loan had a balance of $10,000 at July 31, 2020 and is to be repaid in full by proceeds from the EIDL.

NOTE 11 – DERIVATIVE LIABILITIES

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions that have been identified as derivatives. In addition, the Company has identified the conversion feature of convertible notes payable as derivatives. As of July 31, 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

During the three months ended July 31, 2020, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2020	$15	$2,607,418	$2,607,433
New issuances of options, warrants and debt	-	6,602	6,602
Change in fair value of derivative liabilities	(13)	(1,187,339)	(1,187,352)

Balance, July 31, 2020	$2	$1,426,681	$1,426,683

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of July 31, 2020 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 0.07% - 0.11%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 1,546.4 to 1,524.8%

These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of July 31, 2020, the Company had authorized 25,010,000,000 shares consisting of 25,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Effective July 30, 2019, the Company filed a Certificate of Designation designating Series A preferred stock consisting of 1,000 shares and having the rights and preferences set forth in the Certificate of Designation of the Series A preferred stock, as detailed below. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving an amendment to Article IV of the Amended and Restated Articles of Incorporation of the Company for this proposal.

Common Stock Issuances

During the three months ended July 31, 2020, the Company did not issue any shares of its common stock.

During the three months ended July 31, 2019, the Company issued a total of 322,125,328 shares of its common stock: 30,000 shares for services valued at $84; 1,116,961 shares valued at $11,508 in payment of accrued expenses of $13,500 resulting in a gain on extinguishment of debt of $1,992 and 320,978,367 shares valued at $368,932 in conversion of convertible notes principal of $361,614, accrued interest payable of $5,568 and payment of fees of $1,750. Settlement of derivative liabilities in the debt conversions totaled $425,325.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources, a related party, for services rendered. The shares were valued at $23,900 by an independent valuation firm.

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

A summary of warrant activity during the three months ended July 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2020	446,037,755	$1.00	1.91
Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, July 31, 2020	446,037,755	$1.00	1.66

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

A summary of the stock option activity during the three months ended July 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2020	2,000,000	$0.08	8.62
Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, July 31, 2020	2,000,000	$0.08	8.37

Common Stock Reserved

Combined with the 13,352,828,472 common shares outstanding at July 31, 2020, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

On March 31, 2020, the Company entered into an amendment to the convertible debt notes with GS Capital Partners, LLC (“GS Capital”) to extend the maturity dates to November 20, 2020. As consideration for the extension, the parties agreed to a Joint Motion for Agreed Judgement to include the $1,094,750 principal amount of the notes and accrued interest and penalties of $487,166, which amount is included in accrued expenses as of July 31, 2020. In the event the notes are not paid in full, the Joint Motion may be filed by GS Capital and judgment entered against the Company. The holders of the Company’s Series A Preferred Stock have pledged their shares to GS Capital to secure the outstanding indebtedness of the Company to GS. If the indebtedness is not paid on or before its scheduled maturity date of November 20, 2020, GS Capital would be entitled to foreclose on such shares and would have 51% of the voting power of the Company’s equity securities.

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

Subsequent to July 31, 2020, the Company issued a total of 758,285,713 common shares to two lenders in the conversion of debt principal of $48,500 and accrued interest payable of $3,180.

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

We plan on marketing and distributing refined products in the Western areas of the United States and Mexico, and we may export product to Latin America. The Projects will be located on the Texas Pacifico Railroad rail route 20 miles Northeast of Fort Stockton, Texas, approximately 1.5 miles from the Sulphur Junction on the Texas Pacifico Railroad (“TXPF”) . Effective August 14, TXPF awarded a $14M contract to start rail improvement work immediately as part of a phased, multi-year capex program to further enhance the railroad. At the same time, the parent company of TXPF, Grupo México Transportes, through Ferromex, has also embarked on a project of similar size and scope (~$15M) on the Mexican side of the border going towards Chihuahua, Mexico. These joint projects are projected to be completed by the end of the first quarter of 2021, which will allow rail traffic over the bridge at Presidio, Texas /Ojinaga, Mexico and this corridor in April.

Once these rail improvements are completed, the TXPF will connect to the Ferromex RR in Ojinago, Mexico, giving us access to the western Mexico markets.

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

Constructing the Projects will require a significant number of governmental permits and approvals. The principal permit for the construction is the Air Permit issued by TCEQ, which has been received for the 1st CDU.

Through July 31, 2020, we have had no revenues and have reported continuing losses from operations.

Results of Operations

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses decreased to $183,325 for the three months ended July 31, 2020 from $246,107 for the three months ended July 31, 2019. The decrease resulted from lower salaries, travel and other expenses associated with securing debt financing and administrative activities of our refinery project due to limitations on funding during the current fiscal year.

Refinery Start-Up Costs

During the three months ended July 31, 2020 and 2019, our refinery start-up costs totaled $37,700 and $51,400, respectively. We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. These amounts represent reduced levels due to financing constraints. The levels of spending on the development of our refinery will vary from period to period based on availability of financing.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of refinery land improvements and amortization of refinery land easements and totaled to $8,718 and $8,587 for the three months ended July 31, 2020 and 2019, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $554,089 and $687,972 for the three months ended July 31, 2020 and 2019, respectively. This decrease in interest expense is due no material new non-related party convertible debt in the current year second and third quarters, resulting in less amortization of debt discount to interest expense, partially offset by an increase in loan penalties.

We reported gains on derivative liabilities of $1,187,352 and $255,127 for the three months ended July 31, 2020 and 2019, respectively. We have issued warrants that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on extinguishment of liabilities of $1,992 for the three months ended July 31, 2019 related to the issuance of our common shares in payment of accrued expenses. Where shares of our common stock are issued in extinguishment of liabilities, we record the value of the shares issued at the current market price, which at times may differ from the book value of the debt, resulting in a gain or loss on extinguishment of liabilities. We reported no gain or loss on extinguishment of liabilities for the three months ended July 31, 2020.

Net Income (Loss)

As a result of the above, we reported net income of $403,520 for the three months ended July 31, 2020 and a net loss of $736,947 for the three months ended July 31, 2019.

Non-Controlling Interest in Income of Consolidated Subsidiaries

Currently, we have no activity in our consolidated subsidiaries. Non-controlling interest in income of consolidated subsidiaries was $0 for all periods presented

Net Income (Loss) Attributable to the Company

Because we had no non-controlling interest in income of consolidated subsidiaries, net loss attributed to the Company was the same as net income (loss) – net income of $403,520 for the three months ended July 31, 2020 net loss of $736,947 for the three months ended July 31, 2019.

Liquidity and Capital Resources

Working Capital

As of July 31, 2020, we had current assets of $30,274, including cash of $14,352, and current liabilities of $5,850,941, resulting in a working capital deficit of $5,820,667. Included in our current liabilities as of July 31, 2020 are derivative liabilities of $1,426,683, which we do not anticipate will require the payment of cash. As further discussed in the notes to our condensed consolidated financial statements, we have substantial debt that is in default.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2020 and 2019 were as follows:

	2020	2019

Cash, beginning of period	$66,830	$55,188
Net cash used in operating activities	(72,478)	(314,882)
Net cash used in investing activities	-	(2,463)
Net cash provided by financing activities	20,000	265,300

Cash, end of period	$14,352	$3,143

We used net cash of $72,478 in operating activities for the three months ended July 31, 2020 as a result of our net income of $403,520, non-cash expenses totaling $124,146, decrease in prepaid expenses and other current assets of $7,223, and increases in accounts payable of $39,214, accrued expenses of $431,286 and accounts payable and accrued expenses – related party of $109,485, partially offset by non-cash gain of $1,187,352.

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

Net cash used in investing activities for the three months ended July 31, 2019 was $2,463, comprised of the purchase of property and equipment. We had no net cash provided by or used in investing activities for the three months ended July 31, 2020.

Net cash provided by financing activities for the three months ended July 31, 2020 was $20,000, comprised of proceeds from convertible notes payable - related party of $10,000 and proceeds from an SBA express bridge loan of $10,000.

Net cash provided by financing activities for the three months ended July 31, 2019 was $265,300, comprised of proceeds from convertible notes payable of $365,300, partially offset by repayments of convertible notes payable of $100,000. We had net cash provided by financing activities of $140,000 for the three months ended July 31, 2018, comprised of proceeds from convertible notes payable.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $43,054,287 and a total stockholders’ deficit of $5,321,441 at July 31, 2020, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan, including the construction of our proposed refinery project. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. Most recently, we have funded our operations from the proceeds of convertible debt. However, we currently do not have sufficient authorized shares of common stock to secure additional convertible debt funding. The ongoing Covid-19 worldwide pandemic has negatively impacted capital markets adding to the difficulty of raising either debt or equity financing.

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

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from the issuance of convertible notes payable. During the three months ended July 31, 2020 we received net proceeds of $10,000 from the issuance of a convertible note payable – related party. We also received proceeds from an SBA express bridge loan of $10,000. These amount compare, however, to net proceeds of $365,300 received from the issuance of convertible notes payable during the three months ended July 31, 2019.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2019 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended July 31, 2020. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions that have been identified as derivatives. In addition, the Company has identified the conversion feature of convertible notes payable as derivatives. As of July 31, 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,426,683	$-	$-	$1,426,683

April 30, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,607,433	$-	$-	$2,607,433

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of July 31, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of July 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of July 31, 2020, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.	As of July 31, 2020, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2020, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by the COSO.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On March 31, 2020, the Company entered into an amendment to the convertible debt notes with GS Capital Partners, LLC (“GS Capital”) to extend the maturity dates to November 20, 2020. As consideration for the extension, the parties agreed to a Joint Motion for Agreed Judgement to include the $1,094,750 principal amount of the notes and accrued interest and penalties of $487,166. The accrued interest and penalties are included in accrued expenses as of July 31, 2020. In the event the notes are not paid in full, the Joint Motion may be filed by GS Capital and judgment entered against the Company. The holders of the Company’s Series A Preferred Stock have pledged their shares to GS Capital to secure the outstanding indebtedness of the Company to GS. If the indebtedness is not paid on or before its scheduled maturity date of November 20, 2020, GS Capital would be entitled to foreclose on such shares and would have 51% of the voting power of the Company’s equity securities.

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

ITEM 1A Risk Factors

Not applicable.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2020, we did not issue any unregistered shares of our common stock.

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

MMEX Resources Corporation

Dated: September 21, 2020	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal
Executive Officer), President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

