Form 10-Q
period 2021-01-31
MMEX Resources Corp
filed 2021-03-15
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 15, 2021 there were 29,385,230,214 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2021

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2021	April 30, 2020
Assets	(unaudited)

Current assets:
Cash	$57,558	$66,830
Prepaid expenses and other current assets	-	23,145
Total current assets	57,558	89,975

Property and equipment, net	480,888	507,044
Deposit	900	900

Total assets	$539,346	$597,919

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$903,905	$764,945
Accrued expenses	1,117,605	519,447
Accounts payable and accrued expenses – related parties	445,027	236,514
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at January 31, 2021 and April 30, 2020, respectively	785,810	323,133
Convertible notes payable, net of discount of $100,482 and $140,941 at January 31, 2021 and April 30, 2020, respectively	1,129,518	1,587,239
Convertible notes payable – related parties, net of discount of $2,253 and $2,232 at January 31, 2021 and April 30, 2020, respectively	137,513	41,268
PPP loans payable	317,900	167,900
SBA express bridge loan payable	10,000	-
Derivative liabilities	1,418,564	2,607,433
Total current liabilities	6,340,843	6,322,880

Total liabilities	6,340,843	6,322,880

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 25,000,000,000 shares authorized, 17,449,348,348 and 13,352,828,472 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	17,449,350	13,352,830
Preferred stock; $0.001 par value; 10,000,000 shares authorized, 1,000 Series A shares issued and outstanding	1	1
Additional paid-in capital	20,616,794	24,370,144
Non-controlling interest	9,871	9,871
Accumulated (deficit)	(43,877,513)	(43,457,807)
Total stockholders’ deficit	(5,801,497)	(5,724,961)

Total liabilities and stockholders’ deficit	$539,346	$597,919

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	183,325	191,236	553,356	736,655
Refinery start-up costs	37,700	43,467	128,385	182,406
Depreciation and amortization	8,718	8,718	26,156	25,943

Total operating expenses	229,743	243,421	707,897	945,004

Loss from operations	(229,743)	(243,421)	(707,897)	(945,004)

Other income (expense):
Interest expense	(206,522)	(245,823)	(931,665)	(1,468,027)
Gain (loss) on derivative liabilities	(69,837)	(800,734)	1,219,856	(961,778)
Gain on extinguishment of liabilities	-	6,563	-	8,555

Total other income (expense)	(276,359)	(1,039,994)	288,191	(2,421,250)

Loss before income taxes	(506,102)	(1,283,415)	(419,706)	(3,366,254)
Provision for income taxes	-	-	-	-

Net loss	(506,102)	(1,283,415)	(419,706)	(3,366,254)

Non-controlling interest in income of consolidated subsidiaries	-	-	-	-

Net loss attributable to the Company	$(506,102)	$(1,283,415)	$(419,706)	$(3,366,254)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -basic and diluted	15,192,601,276	11,619,713,601	14,152,881,106	4,496,124,028

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended January 31, 2020 (Unaudited)

	Common Stock		Class A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2019	68,172,427	$68,174	-	$-	$35,622,398	$9,871	$(39,064,118)	$(3,363,675)

Shares issued for:
Services	30,000	30	-	-	54	-	-	84
Accrued expenses	169,913,936	169,914	-	-	(122,969)	-	-	46,945
Conversion of convertible notes payable	6,678,348,473	6,678,348	-	-	(5,866,672)	-	-	811,676
Conversion of related party convertible notes payable	6,436,363,636	6,436,364	-	-	(6,082,364)	-	-	354,000
Preferred shares issued to related party for services	-	-	1,000	1	23,899	-	-	23,900
Settlement of derivative iabilities	-	-	-	-	785,914	-	-	785,914
Net loss	-	-	-	-	-	-	(3,366,254)	(3,366,254)

Balance, January 31, 2020	13,352,828,472	$13,352,830	1,000	$1	$24,360,260	$9,871	$(42,430,372)	$(4,707,410)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended January 31, 2021 (Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2020	13,352,828,472	$13,352,830	1,000	$1	$24,370,144	$9,871	$(43,457,807)	$(5,724,961)

Shares issued for conversion of convertible notes payable and accrued interest	4,096,519,876	4,096,520	-	-	(3,843,369)	-	-	253,151

Settlement of derivative liabilities	-	-	-	-	90,019	-	-	90,019

Net loss	-	-	-	-	-	-	(419,706)	(419,706)

Balance, January 31, 2021	17,449,348,348	$17,449,350	1,000	$1	$20,616,794	$9,871	$(43,877,513)	$(5,801,497)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(419,706)	$(3,366,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,156	25,943
(Gain) loss on derivative liabilities	(1,219,856)	961,778
Amortization of debt discount	166,445	1,138,941
Interest expense added to convertible note payable principal	115,000	35,000
Stock-based compensation	-	84
Convertible note payable – related parties for interest expense	-	14,000
Convertible note payable – related parties for consulting fees	-	40,000
Preferred shares issued to related party for services	-	23,900
Gain on extinguishment of liabilities	-	(8,555)
Decrease in prepaid expenses and other current assets	23,145	33,400
Increase in liabilities:
Accounts payable	138,960	159,084
Accrued expenses	620,805	226,372
Accounts payable and accrued expenses – related party	284,779	89,404
Net cash used in operating activities	(264,272)	(626,903)

Cash flows from investing activities:
Purchase of property and equipment	-	(10,540)
Net cash used in investing activities	-	(10,540)

Cash flows from financing activities:
Proceeds from convertible notes payable	75,000	365,300
Proceeds from convertible notes payable – related party	20,000	318,500
Proceeds from PPP loans	150,000	-
Proceeds from SBA express bridge loan payable	10,000	-
Repayments of convertible notes payable	-	(100,000)
Net cash provided by financing activities	255,000	583,800

Net increase (decrease) in cash	(9,272)	(53,643)
Cash at the beginning of the period	66,830	55,188
Cash at the end of the period	$57,558	$1,545

Supplemental disclosure:
Interest paid	$-	$10,402
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	253,151	811,676
Common stock issued in conversion of related party debt	-	354,000
Common stock issued for accrued expenses	-	46,945
Settlement of derivative liabilities	90,019	785,914
Derivative liabilities for debt discount	113,905	46,812
Derivative liabilities for related party debt discount	7,101	4,148
Convertible notes payable for accrued expenses	-	10,000
Convertible notes payable – related party for accounts payable and accrued expenses	76,266	20,000

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2021
(Unaudited)

NOTE 1 – BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

MMEX Resources Corporation (the “Company” or “MMEX”) was formed as a Nevada corporation in 2005. The current management team lead an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed in 2010 and thereafter changed the Company’s name to MMEX Mining Corporation. In 2016, the Company changed its name to MMEX Resources Corporation to reflect the change in its business plan to an energy focus in the Americas.

The Company is a development-stage company focusing on the acquisition, development and financing of oil, gas, refining and infrastructure projects in Texas and South America, recently announcing it intends to develop solar energy to power multiple planned projects producing hydrogen and ultra-low sulfur fuels combined with carbon dioxide (CO2) capture in Texas.

Since 2016, the focus of our business plan was to build crude oil distillation units and refining facilities (“CDU’s”) in the Permian Basin in West Texas. The Company has recently revised its business plan moving MMEX to clean energy use and production. The Company plans to contribute to the clean energy solution by providing solar power to produce hydrogen with carbon capture, and for the transition to the hydrogen economy by producing hydrogen along with ultra-low sulfur transportation fuels in the interim.

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

Pecos Refining was formed in June 2017 with the Company as its sole member. Through Pecos Refining, the Company plans to build and commence operations of one or more of its clean energy projects in the Permian Basin in West Texas.

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

Derivative liabilities

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions that have been identified as derivatives. In addition, the Company has identified the conversion feature of convertible notes payable as derivatives. As of January 31, 2021, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,418,564	$-	$-	$1,418,564

April 30, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,607,433	$-	$-	$2,607,433

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

Refinery start-up costs

Costs incurred prior to opening the Company’s previously proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, have been recorded as start-up costs and expensed as incurred.

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months and nine months ended January 31, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Employee Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the three months and nine months ended January 31, 2021 and 2020, the Company had no stock-based compensation to employees.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the nine months ended January 31, 2021 and through the date of filing of this report that the Company believes will have a material impact on its consolidated financial statements.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $43,877,513 and a total stockholders’ deficit of $5,801,497 at January 31, 2021, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2021, accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $445,027 comprised of $155,732 payable to Maple Resources Corporation (“Maple Resources”), $31,633 to a former officer, $252,128 to consultants who are significant shareholders or affiliates of our President and CEO and $5,534 accrued interest payable on related party convertible notes payable.

As of April 30, 2020, accounts payable and accrued expenses to related parties totaled $236,514 consisting of $101,012 payable to Maple Resources, $31,633 to a former officer, $103,179 to consultants who are significant shareholders or affiliates of our President and CEO and $690 accrued interest payable on related party convertible notes payable.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources, a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to the development of our proposed energy projects, financing and other corporate activities. Effective January 1, 2020, the Maple consulting agreement was amended to provide for monthly consulting fees of $17,897. During the nine months ended January 31, 2021 and 2020, we incurred consulting fees to Maple Resources totaling $161,073 and $222,022, respectively.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Because no authorized common shares are currently available, no shares have been issued to Maple Resources in payment of consulting fees for the months of November 2019 through January 2021 under the consulting agreement.

Effective October 1, 2018, we entered into a consulting agreement with a related party to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. As of January 31, 2021, consulting fees of $37,500 were payable in stock, and the related party had also advanced the Company $37,610, for a total of $75,110 included in accounts payable and accrued expenses – related parties. As of April 30, 2020, consulting fees of $15,000 were payable in stock, and the related party had also advanced the Company $18,179, for a total of $33,179 included in accounts payable and accrued expenses – related parties. Because no authorized common shares are currently available, no shares have been issued to the related party in payment of consulting fees for the months of November 2019 through January 2021 under the consulting agreement.

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

As more fully discussed in Note 9, Maple Resources, BNL Family Trust (a trust established for the benefit of Bruce Lemons, a director of the Company, and his family) and an individual who is a consultant and shareholder of the Company have provided funding to the Company or converted accounts payable and accrued expenses in the form of convertible notes payable. As of January 31, 2021, total principal of $139,766 and accrued interest payable of $5,534 were outstanding, and as of April 30, 2020, total principal of $43,500 and accrued interest payable of $690 were outstanding.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2020	April 30, 2020

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	67,088	67,088
Refinery land improvements	452,005	452,005
Refinery land easements	37,015	37,015
	580,934	580,934
Less accumulated depreciation and amortization	(100,046)	(73,890)

	$480,888	$507,044

On July 28, 2017, the Company acquired 126 acres of land located near Fort Stockton, Texas for $67,088. This 126-acre parcel is the tract on which the Company had planned to build a crude oil refinery (Note 6) but is converting to one or more of the Company’s clean fuels projects. Subsequently through January 31, 2021, the Company incurred a total of $478,480 additional costs to acquire certain easements related to the land parcel and make other improvements.

Depreciation and amortization expense totaled $8,718 for the three months ended January 31, 2021 and 2020 and totaled $26,156 and $25,943 for the nine months ended January 31, 2021 and 2020, respectively.

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

The Company has revised its business plan moving MMEX to clean energy use and production. The Company plans to contribute to the clean energy solution by providing solar power to produce hydrogen with carbon capture, and for the transition to the hydrogen economy by producing hydrogen along with ultra-low sulfur transportation fuels in the interim.

MMEX has entered preliminary understandings with third parties to develop potentially two separate technologies - one utilizing natural gas and the other using the Permian light crudes and condensates. The Company is negotiating with a European co-developer partner to develop and finance a hydrogen and gas to liquids project at the MMEX Pecos County, Texas site to produce hydrogen, ultra-low sulfur diesel and gasoline with carbon capture and storage employing steam methane reformer technology with the abundant natural gas supplies in the immediate area as the feedstock.

Additionally, MMEX is in discussions regarding a second parallel plant in Pecos County with a separate technology provider, to utilize the light crude oil and condensates from the Permian Basin to produce finished products of ultra-low sulfur diesel, renewable diesel and gasoline.

Our ability to implement this business plan will depend upon the availability of debt and equity financing, as to which there can be no assurance.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2021	April 30, 2020

Accrued payroll	$30,090	$30,090
Accrued consulting	24,000	24,000
Accrued interest and penalties	1,000,974	402,126
Other	62,541	63,231

	$1,117,605	$519,447

NOTE 8 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	January 31, 2021	April 30, 2020

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Accrued interest payable on note payable, currently in default, totaled $57,134 and $51,509 at January 31, 2021 and April 30, 2020, respectively.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consisted of the following at:

	January 31, 2021	April 30, 2020

Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company at $3.70 per share	$25,000	$25,000
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company at $1.00 per share	50,000	50,000
Note payable to an accredited investor, matured January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price	59,400	59,400
Note payable to an accredited investor, matured January 17, 2020, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price	26,528	53,028
Note payable to an accredited investor, matured January 24, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	42,365	42,365
Note payable to an accredited investor, matured January 31, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	91,331	91,331
Note payable to an accredited investor, matured February 27, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	2,009	2,009
Note payable to an accredited investor, matured June 25, 2020, with interest at 22%, convertible into common shares of the Company at a defined variable exercise price	213	-
Note payable to an accredited investor, matured September 4, 2020, with interest at 22%, convertible into common shares of the Company at a defined variable exercise price	1,484	-
Note payable to an accredited investor, matured May 7, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	92,900	-

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price. See discussion under Long-Term Convertible Notes Payable below:

Advance dated September 13, 2018, matured September 13, 2020	1,380	-
Advance dated October 16, 2018, matured October 16, 2020	108,200	-
Note payable to an accredited investor, matured June 19, 2020, with interest at 24%, convertible into common shares of the Company at a defined variable exercise price	275,000	-
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price	10,000	-

	785,810	323,133
Less discount	-	-

Total	$785,810	$323,133

Effective January 11, 2019, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matured on January 11, 2020 and was in default as of January 31, 2021. The note had a principal balance of $59,400 as of January 31, 2021 and April 30, 2020.

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 17, 2020, with the interest rate increasing to 18%, and was in default as of January 31, 2021. During the nine months ended January 31, 2021, the Company issued a total of 500,000,000 shares of its common stock to JSJ in conversion of $26,500 principal. The note had a principal balance of $26,528 as of January 31, 2021 and $53,028 as of April 30, 2020.

Effective April 24, 2019, the Company issued and delivered to EMA Financial, LLC (“EMA”) a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $3,750 of the fees and expenses of the lender and its counsel. EMA, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to the day the notice of conversion is received by the Company. The note matured on January 24, 2020, with the interest rate increasing to 24%, and was in default as of January 31, 2021. In November 2019, a penalty of $25,000 was added to the principal of the note. The note had a principal balance of $42,365 as of January 31, 2021 and April 30, 2020.

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020, with the interest rate increasing to 24%, and was in default as of January 31, 2021. The note had a principal balance of $91,331 as of January 31, 2021 and April 30, 2020.

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $52,500 after payment of $2,500 of the fees and expenses of the lender and its counsel. Coventry, at any time at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matured on February 27, 2020, with the interest rate increasing to 24%, and was in default as of January 31, 2021. The note had a principal balance of $2,009 as of January 31, 2021 and April 30, 2020.

Effective March 25, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matured on June 25, 2020, with the interest rate increasing to 22%, and was in default as of January 31,2021. During the nine months ended January 31, 2021, the Company issued a total of 804,096,140 shares of its common stock in conversion of $56,287 principal. The note had a principal balance of $213 as of January 31, 2021 and $56,500 as of April 30, 2020.

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after an original issue discount of $3,500 and payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matured on September 4, 2020, with the interest rate increasing to 22%, and was in default as of January 31, 2021. During the nine months ended January 31, 2021, the Company issued a total of 785,936,138 shares of its common stock in conversion of $55,016 principal. The note had a principal balance of $1,484 as of January 31, 2021 and $56,500 as of April 30, 2020.

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matured on May 7, 2020, with the interest rate increasing to 24%, and was in default as of January 31, 2021. A penalty of $10,000 has been added to the principal of the note. During the nine months ended January 31, 2021, the Company issued a total of 423,346,386 shares of its common stock in conversion of $17,100 principal. The note had a principal balance of $92,900 as of January 31, 2021 and $100,000 as of April 30, 2020.

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

An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the $100,000 advance at inception, resulting in total initial principal of $123,200. The note matured September 13, 2020 and was in default as of January 31, 2021. As of January 31, 2021 and April 30, 2020, the note had a principal balance of $1,380.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400. Effective May 14, 2019, Vista assigned $123,200 of this note, resulting in a principal balance of $123,200. The note matured on October 16, 2020 and was in default as of January 31, 2021. In January 2021, the Company issued 250,000,000 shares of its common stock in conversion of $15,000 principal. As of January 31, 2021, the note had a principal balance of $108,200 and as of April 30, 2020, the note had a principal balance of $123,200.

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matured on June 19, 2020, with the interest rate increasing to 24%, and was in default as of January 31, 2020. A penalty of $25,000 has been added to the principal of the note. The note had a principal balance of $275,000 and $250,000 as of January 31, 2021 and April 30, 2020, respectively.

Effective December 27, 2020, the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000. Subject to available common shares to issue, the note is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which shares of our common stock have been issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On December 27, 2019, the consultant simultaneously submitted a notice to convert the note into 9,090,909,091 shares of the Company’s common stock. The conversion was not completed, and the shares have not been issued pending an increase in the number of authorized shares of common stock. The note matured on December 27, 2020 and was in default as of January 31, 2021. The note had a principal balance of $10,000 as of January 31, 2021 and April 30, 2020.

Effective February 7, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matured on May 7, 2020, with the interest rate increasing to 22% and was in default until converted in full in August 2020. In August 2020, the Company issued a total of 558,285,713 shares of its common stock to Geneva in full conversion of $35,900. The note had a principal balance of $0 as of January 31, 2021 and $35,900 as of April 30, 2020.

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	January 31, 2021	April 30, 2020

Notes payable to GS Capital Partners, LLC, maturing December 31, 2021, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price:
Issued September 13, 2018	$-	$24,700
Issued September 18, 2018	70,000	70,000
Issued October 5, 2018	600,000	600,000
Issued February 20, 2019	110,000	110,000
Issued February 4, 2020	90,000	90,000
Issued March 31, 2020	200,000	200,000
Issued December 15, 2020	80,000	-
Issued December 31, 2020	80,000	-
Note payable to an accredited investor, matured May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price (in default as of January 31, 2021)	-	35,900
Note payable to an accredited investor, matured May 7, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price (in default as of January 31, 2021)	-	100,000
Note payable to an accredited investor, matured June 19, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price (in default as of January 31, 2021)	-	250,000
Note payable to an accredited investor, matured June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price (in default as of January 31, 2021)	-	56,500
Note payable to an accredited investor, matured September 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price (in default as of January 31, 2021)	-	56,500
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price (in default as of January 31, 2021)	-	10,000

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price:

Advance dated September 13, 2018, matured September 13, 2020 (in default as of January 31, 2021)	-	1,380
Advance dated October 16, 2018, matured October 16, 2020 (in default as of January 31, 2021)	-	123,200
Total	1,230,000	1,728,180
Less discount	(100,482)	(140,941)

Net	$1,129,518	$1,587,239

As detailed above through January 31, 2021, the Company has issued and delivered to GS Capital Partners, LLC (“GS”) convertible notes with a total principal amount of $1,230,000. In December 2020, the maturity date of the notes was extended to August 31, 2021 and subsequently to December 31, 2021 (See Note 14). The notes bear interest at an annual rate of 18%. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the notes into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion.

During the nine months ended January 31, 2021, the Company issued a total of 524,855,499 shares of its common stock to GS in conversion of $24,700 principal of the September 13, 2018 note, extinguishing the debt in full. The note had a principal balance of $24,700 as of April 30, 2020.

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

Of the convertible notes payable to GS, the February 4, 2020 note for $90,000, the March 31, 2020 note for $200,000 and the December 31, 2020 note for $80,000 were issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS. The other convertible notes payable to GS were issued at a discount to GS for cash.

In connection with a March 2020 extension of maturity dates, the Company and GS agreed to a Joint Motion for Agreed Judgement to include $1,094,750 principal amount of the notes and accrued interest and penalties of $487,166, which amount is included in accrued expenses as of January 31, 2021. See Note 14 regarding the subsequent dismissal of this Joint Motion in March 2021

The Company has identified the conversion feature of its convertible notes payable as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 11).

Accrued interest payable on convertible notes payable totaled $594,989 and $351,307 as of January 31, 2021 and April 30, 2020, respectively.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

Convertible notes payable – related party consisted of the following at:

Related Party	Maturity Date	Consideration	January 31, 2021	April 30, 2020
Maple Resources Corporation	December 27, 2020	Cash of $5,500 and Financing Fees of $5,500	$11,000	$11,000
BNL Family Trust	December 27, 2020	Cash	11,000	11,000
Shareholder and consultant	December 27, 2020	Accrued Consulting Fees	10,000	10,000
Shareholder and consultant	January 22, 2021	Cash	6,500	6,500
Maple Resources Corporation	February 12, 2021	Cash	5,000	5,000
Maple Resources Corporation	March 2, 2021	Cash	800	-
Maple Resources Corporation	May 12, 2021	Accrued Consulting Fees	41,466	-
Shareholder and consultant	May 14, 2021	Accrued Consulting Fees	34,000	-
Maple Resources Corporation	July 31, 2021	Cash	10,000	-
Shareholder and consultant	September 9, 2021	Cash	10,000	-

Total			139,766	43,500
Less discount			(2,253)	(2,232)

Net			$137,513	$41,268

The convertible notes payable – related party accrue interest at an annual rate of 5%. Accrued interest payable totaled $5,534 and $690 at January 31, 2021 and April 30, 2020, respectively.

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

NOTE 10 – OTHER NOTES PAYABLE

In April 2020 and January 2021, two loans to the Company were approved under the terms and conditions of the Paycheck Protection Program (“PPP”) of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (the “Act”) in the amount of $167,900 and $150,000, respectively. The loans may be forgiven pursuant to the provisions of the Act. PPP loans payable had a total balance of $317,900 and $167,900 as of January 31, 2021 and April 30, 2020.

On July 14, 2020, the Company received $10,000 pursuant to the SBA’s Express Bridge Loan Pilot Program. This program allows small businesses who have a business relationship with an SBA Express Lender to access up to $25,000 quickly. The funds were advanced to the Company since it has applied for an Economic Injury Disaster Loan (“EIDL”). The loan had a balance of $10,000 as of January 31, 2021 and is to be repaid in full by proceeds from the EIDL.

NOTE 11 – DERIVATIVE LIABILITIES

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions that have been identified as derivatives. In addition, the Company has identified the conversion feature of convertible notes payable as derivatives. As of January 31, 2021, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

During the nine months ended January 31, 2021, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2020	$15	$2,607,418	$2,607,433
New issuances of options, warrants and debt	-	121,006	121,006
Decrease due to conversions	-	(90,019)	(90,019)
Change in fair value of derivative liabilities	77,892	(1,297,748)	(1,219,856)

Balance, January 31, 2021	$77,907	$1,340,657	$1,418,564

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of January 31, 2021 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 0.05% - 0.70%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 412.7% to 1,556.1%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of January 31, 2020, the Company had authorized 25,010,000,000 shares consisting of 25,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. See Note 14.

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

Common Stock Issuances

During the nine months ended January 31, 2021, the Company issued a total of 4,096,519,876 shares of its common stock in conversion of convertible notes principal of $230,504, accrued interest payable of $21,311 and conversion fees of $1,336. Settlement of derivative liabilities in the debt conversions totaled $90,019. No gain or loss was recorded since the debt conversions were completed within the terms of the underlying agreements.

During the nine months ended January 31, 2020, the Company issued a total of 13,284,656,045 shares of its common stock: 30,000 shares for services valued at $84; 169,913,936 shares valued at $46,945 in payment of accrued expenses of $55,500 resulting in a gain on extinguishment of debt of $8,555; 6,678,348,473 shares valued at $811,676 in conversion of convertible notes principal of $769,256, accrued interest payable of $33,670 and payment of fees of $8,750; and 6,436,363,636 shares in conversion of convertible notes payable – related party principal of $354,000. Settlement of derivative liabilities in debt conversions and repayments totaled $785,914. No gain or loss was recorded since the debt conversions were completed within the terms of the underlying agreements.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources, a related party, for services rendered, which shares were outstanding as of January 31, 2021 and April 30, 2020. The shares were valued at $23,900 by an independent valuation firm. The holders of the Company’s Series A Preferred Stock pledged their shares to GS to secure the outstanding indebtedness of the Company to GS (see Notes 8 and 14).

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

A summary of warrant activity during the nine months ended January 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2020	446,037,755	$1.00	1.91
Granted	136,836,070	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, January 31, 2021	582,873,825	$1.00	1.16

The warrant shares granted during the nine months ended January 31, 2021 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

Stock Options

As a condition for entering into the October 5, 2018 GS convertible debenture (see Note 8), GS required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the then outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the GS pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 common shares of the Company at $0.08 per share. Effective November 30, 2020, the option agreement discussed in Note 12 was amended to cancel the option.

A summary of the stock option activity during the nine months ended January 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2020 – common shares	2,000,000	$0.08	8.62
Granted	-
Canceled	(2,000,000)
Exercised	-

Outstanding, January 31, 2021	-	$-	-

Common Stock Reserved

Combined with the 17,449,348,348 common shares outstanding as of January 31, 2021, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

On March 31, 2020, the Company entered into an amendment to the convertible debt notes with GS Capital Partners, LLC (“GS Capital”) to extend the maturity dates to November 20, 2020. As consideration for the extension, the parties agreed to a Joint Motion for Agreed Judgement to include the $1,094,750 principal amount of the notes and accrued interest and penalties of $487,166, which amount is included in accrued expenses as of January 31, 2021. The holders of the Company’s Series A preferred stock pledged their shares to GS Capital to secure the outstanding indebtedness. Pursuant to the Sixth Amendment to Promissory Notes (see Note 14), the judgment was dismissed with prejudice, the maturity dates of all GS convertible notes were extended to December 31, 2021 and the pledge of Series A preferred stock was cancelled.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Common Shares Issued

Subsequent to January 31, 2021, the Company issued a total of 11,935,881,866 common shares: 8,935,881,866 shares to lenders in the conversion of debt principal of $895,221, accrued interest payable of $172,980 and conversion fees of $9,120 and 3,000,000,000 shares to related party debt holders and consultants for conversion of debt totaling $3,300.

Amendment to Articles of Incorporations

Effective February 16, 2021, the Company amended its Articles of Incorporation to increase the number of its authorized shares from 25,010,000,000 to 37,010,000,000 shares, comprised of 37,000,000,000 common shares and 10,000,000 preferred shares.

Sixth Amendment to Promissory Notes

On February 22, 2021, the Company and GS entered into a Sixth Amendment to Promissory Notes pursuant to which:

1.	The Company instructed its transfer agent to create an additional reserve of 1.5 billion common shares for issuance upon conversion of outstanding GS convertible notes;
2.	GS terminated the prior pledge by Maple and BNL of shares of Series A preferred stock of the Company and instructed its counsel to dismiss with prejudice an outstanding judgment executed by the parties; and
3.	The maturity dates of all convertible notes payable to GS were extended to the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness of the Company to GS;

Issuance of Debt

On March 5, 2021, GS funded $250,000 pursuant to a promissory note due on the earlier of (i) December 31, 2021 or (ii) our consummation of an equity or equity-based financing sufficient to retire such outstanding note. The note bears interest at the rate of 10% per annum. The note is unsecured and is not convertible into our equity securities. The note allows for future mutually agreed drawdowns of a maximum additional $750,000.

On March 8, 2021, JSJ funded $75,000 pursuant to a promissory note due December 31, 2021. The note bears interest at the rate of 10% per annum. The note is unsecured and is not convertible into our equity securities.

On March 11, 2021, Vista funded $250,000 pursuant to a promissory note due March 11, 2022. The note bears interest at the rate of 10% per annum. The note is unsecured and is not convertible into our equity securities.

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

Overview

Business Plan

MMEX Resources Corporation was formed as a Nevada corporation in 2005. The current management team lead an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed in 2010 and thereafter changed the Company’s name to MMEX Mining Corporation. In 2016, the Company changed its name to MMEX Resources Corporation to reflect the change in its business plan to an energy focus in the Americas.

The Company is a development-stage company focusing on the acquisition, development and financing of oil, gas, refining and infrastructure projects in Texas and South America, recently announcing it intends to develop solar energy to power multiple planned projects producing hydrogen and ultra-low sulfur fuels combined with carbon dioxide (CO2) capture in Texas.

Current Business Operations and Strategy

Since 2016, the focus of our business plan was to build crude oil distillation units and refining facilities (“CDU’s”) in the Permian Basin in West Texas.

The Company has revised its business plan moving MMEX to clean energy use and production. The Company plans to contribute to the clean energy solution by providing solar power to produce hydrogen with carbon capture, and for the transition to the hydrogen economy by producing hydrogen along with ultra-low sulfur transportation fuels in the interim.

MMEX has entered preliminary understandings with third parties to develop potentially two separate technologies - one utilizing natural gas and the other using the Permian light crudes and condensates. The Company is negotiating with a European co-developer partner to develop and finance a hydrogen and gas to liquids project at the MMEX Pecos County, Texas site to produce hydrogen, ultra-low sulfur diesel and gasoline with carbon capture and storage employing steam methane reformer technology with the abundant natural gas supplies in the immediate area as the feedstock.

Additionally, MMEX is in discussions regarding a second parallel plant in Pecos County with a separate technology provider, to utilize the light crude oil and condensates from the Permian Basin to produce finished products of ultra-low sulfur diesel, renewable diesel and gasoline.

Completion of these projects will require substantial financial resources. In addition, there are licensing and permitting requirements that must be obtained to complete the projects. There is no assurance that MMEX will be successful in securing such resources. If these resources are secured, the construction timeline from the date of financing for each individual project is estimated to be 15 to 18 months before reaching commercial operation for each project.

Through January 31, 2021, we have had no revenues and have reported continuing losses from operations.

Results of Operations

Revenues

We have not yet begun to generate revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased to $183,325 for the three months ended January 31, 2021 from $191,236 for the three months ended January 31, 2020 and decreased to $553,356 for the nine months ended January 31, 2020 from $736,655 for the nine months ended January 31, 2020. The decreases resulted from lower salaries, travel and other expenses associated with securing debt financing and administrative activities of our refinery project due to limitations on funding during the current fiscal year.

Refinery Start-Up Costs

Our refinery start-up costs decreased to $37,700 for the three months ended January 31, 2021 from $43,467 for the three months ended January 31, 2020 and decreased to $128,385 for the nine months ended January 31, 2021 from $182,406 for the nine months ended January 31, 2020. We expense the direct costs incurred prior to opening our proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting. The decreases resulted in reduced levels due to financing constraints. The levels of spending on the development of our refinery will vary from period to period based on availability of financing.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of refinery land improvements and amortization of refinery land easements and totaled to $8,718 for the three months ended January 31, 2021 and 2020, and $26,156 and $25,943 for the nine months ended January 31, 2021 and 2020, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $206,522 and $245,823 for the three months ended January 31, 2021 and 2020, respectively, and $931,665 and $1,468,027 for the nine months ended January 31, 2021 and 2020, respectively. The decreases in interest expense are due to a lower level of new non-related party convertible debt in the current fiscal year, resulting in less amortization of debt discount to interest expense and, to a lesser extent, reduced debt through conversions to common stock, partially offset by an increase in loan penalties.

We reported losses on derivative liabilities of $69,837 and $800,734 for the three months ended January 31, 2021 and 2020, respectively, and $961,778 for the nine months ended January 31, 2020. We reported a gain on derivative liabilities of $1,219,856 for the nine months ended January 31, 2021. We have identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported gains on extinguishment of liabilities of $6,563 and $8,555 for the three months and nine months ended January 2020, respectively, related to the issuance of our common shares in payment of accrued expenses. Where shares of our common stock are issued in extinguishment of liabilities, we record the value of the shares issued at the current market price, which at times may differ from the book value of the debt, resulting in a gain or loss on extinguishment of liabilities. We reported no gain or loss on extinguishment of liabilities for the three months and six months ended January 31, 2021.

Net Loss

As a result of the above, we reported net losses of $506,102 and $1,283,415 for the three months ended January 31, 2021 and 2020, respectively, and net losses of $419,706 and $3,366,254 for the nine months ended January 31, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Working Capital

As of January 31, 2021, we had current assets of $57,558, comprised of cash, and current liabilities of $6,340,843, resulting in a working capital deficit of $6,283,285. Included in our current liabilities as of January 31, 2021 are derivative liabilities of $1,438,231, which we do not anticipate will require the payment of cash. As further discussed in the notes to our condensed consolidated financial statements, we have substantial debt that is in default. Substantially all convertible debt as of January 31, 2021 is currently redeemable only through conversion to shares of our common stock according to the terms of the underlying debt agreements.

Sources and Uses of Cash

Our sources and uses of cash for the nine months ended January 31, 2021 and 2020 were as follows:

	2021	2020

Cash, beginning of period	$66,830	$55,188
Net cash used in operating activities	(264,272)	(626,903)
Net cash used in investing activities	-	(10,540)
Net cash provided by financing activities	255,000	583,800

Cash, end of period	$57,558	$1,545

We used net cash of $264,272 in operating activities for the nine months ended January 31, 2021 as a result of our net loss of $419,706 and non-cash gain of $1,219,856, partially offset by non-cash expenses totaling $307,601, decrease in prepaid expenses and other current assets of $23,145, and increases in accounts payable of $138,960, accrued expenses of $620,805 and accounts payable and accrued expenses – related party of $284,779.

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

Net cash used in investing activities for the nine months ended January 31, 2020 was $10,540, comprised of the purchase of property and equipment. We had no net cash provided by or used in investing activities for the nine months ended January 31, 2021.

Net cash provided by financing activities for the nine months ended January 31, 2021 was $255,000, comprised of proceeds from convertible notes payable of $75,000, proceeds from convertible notes payable - related party of $20,000, proceeds from PPP loans of $150,000 and proceeds from an SBA express bridge loan of $10,000.

Net cash provided by financing activities for the nine months ended January 31, 2020 was $583,800, comprised of proceeds from convertible notes payable of $365,300 and proceeds from convertible notes payable – related party of $318,500, partially offset by repayments of convertible notes payable of $100,000.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $43,877,513 and a total stockholders’ deficit of $5,801,497 at January 31, 2021, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Capital Resources

We have not generated any revenues or operating cash flows. As a result, we have significant short-term cash needs. Our principal source of operating capital has been provided from the issuance of convertible notes payable and proceeds from two PPP loans. During the nine months ended January 31, 2021 we received net proceeds of $75,000 from the issuance of a convertible note payable, $20,000 from the issuance of a convertible note payable – related party and proceeds from a second PPP loan of $150,000. We also received proceeds from an SBA express bridge loan of $10,000. The total of these amounts of $255,000 is significantly lower than net cash provided by financing activities of $583,800 for the prior year nine-month period.

In December 2020, the maturity date of all GS convertible notes was extended to August 31, 2021, and subsequently on February 22, 2021 the maturity date was extended to December 31, 2021. GS also loaned the Company $80,000, with net proceeds to the Company of $75,000 after an original issue discount of $5,000.

On February 22, 2021, the Company and GS entered into a Sixth Amendment to Promissory Notes pursuant to which:

1.	The Company instructed its transfer agent to create an additional reserve of 1.5 billion common shares for issuance upon conversion of outstanding GS convertible notes;
2.	GS terminated the prior pledge by Maple and BNL of shares of Series A preferred stock of the Company and instructed its counsel to dismiss with prejudice an outstanding judgment executed by the parties; and
3.	The maturity dates of all convertible notes payable to GS were extended to the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness of the Company to GS;

Currently, all of our authorized shares of common stock are either issued or reserved for issuance of outstanding warrants, stock options and convertible notes payable. Therefore, no common shares are available for share issuances other than those shares included in the reserves established for debt holders. The lack of authorized shares currently limits our ability to raise capital through convertible debt financing

We have recently revised our business plan moving MMEX to clean energy use and production. The Company plans to contribute to the clean energy solution by providing solar power to produce hydrogen with carbon capture, and for the transition to the hydrogen economy by producing hydrogen along with ultra-low sulfur transportation fuels in the interim.

MMEX has entered preliminary understandings with third parties to develop potentially two separate technologies - one utilizing natural gas and the other using the Permian light crudes and condensates. The Company is negotiating with a European co-developer partner to develop and finance a hydrogen and gas to liquids project at the MMEX Pecos County, Texas site to produce hydrogen, ultra-low sulfur diesel and gasoline with carbon capture and storage employing steam methane reformer technology with the abundant natural gas supplies in the immediate area as the feedstock.

Additionally, MMEX is in discussions regarding a second parallel plant in Pecos County with a separate technology provider, to utilize the light crude oil and condensates from the Permian Basin to produce finished products of ultra-low sulfur diesel, renewable diesel and gasoline.

Completion of these projects will require substantial financial resources. In addition, there are licensing and permitting requirements that must be obtained to complete the projects. There is no assurance that MMEX will be successful in securing such resources. If these resources are secured, the construction timeline from the date of financing for each individual project is estimated to be 15 to 18 months before reaching commercial operation for each project.

Current and Future Impact of Covid-19

The Covid-19 pandemic continues to have a material negative impact on capital markets. Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding. In April 2020 and January 2021, the Company received loan proceeds of $167,900 and $150,000, respectively, in connection with the Paycheck Protection Program (“PPP”) of the United States Small Business Administration (“SBA”) and the CARES Act implemented in response to the Covid-19 pandemic. The loan may be forgiven pursuant to the provisions of the Act.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2020 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the nine months ended January 31, 2021. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions that have been identified as derivatives. In addition, the Company has identified the conversion feature of convertible notes payable as derivatives. As of January 31, 2021, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,418,564	$-	$-	$1,418,564

April 30, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,607,433	$-	$-	$2,607,433

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of January 31, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of January 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of January 31, 2021, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.	As of January 31, 2021, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2021, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On July 14, 2020, a consultant for rail services to the Company filed a complaint against the Company and its CEO Jack W Hanks, an individual, for payment of $100,000 of consulting fees. The Court Action is filed as CRU Trading Co, Plaintiff, v. MMEX Resources Corp and Jack W. Hanks in the District Court of Harris, County Texas Cause No. 2020-41853/Court;165. The Company, based on consultation with legal counsel, believes the complaint is without merit. The Company and Mr. Hanks are represented by counsel and have filed a verified denial. On March 8, 2021 we filed a motion to dismiss the litigation.

ITEM 1A Risk Factors

Not applicable.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended January 31, 2021, the Company issued a total of 4,096,519,876 shares of its common stock in conversion of convertible notes principal of $230,504, accrued interest payable of $21,311 and conversion fees of $1.336. Settlement of derivative liabilities in the debt conversions totaled $90,019.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

4.12*	Sixth Amendment to Promissory Notes, dated February 22, 2021, by and between MMEX Resources Corporation and GS Capital, Partners LLC

4.13*	10% Promissory Note, due December 31, 2021, payable to GS Capital Partners LLC

4.14*	10% Promissory Note, due December 31, 2021, payable to JSJ Investments, Inc.

4.15*	10% Promissory Note, due March 11, 2022, payable to Vista Capital Investments, LLC.

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

MMEX Resources Corporation

Dated: March 15, 2021	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

