Form 10-K
period 2021-04-30
MMEX Resources Corp
filed 2021-07-29
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at October 31, 2020 (the second quarter end date) was approximately $626,000.

As of July 29, 2021, there were 3,701,209 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2021

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

Item 1: Business

Corporate Information

MMEX was formed as a Nevada corporation in 2005. The current management team led an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed in 2010 and changed the Company’s name to MMEX Mining Corporation in 2011 and then to MMEX Resources Corporation in 2016. Our mailing address is 3616 Far West Blvd #117-321, Austin, Texas 78731. Our physical office address is 107-A S. Main Street, Fort Stockton, Texas 79735. The Company has adopted a fiscal year end of April 30.

Company Overview

Since 2016, the focus of our business has been to build crude oil distillation units and refining facilities (CDUs) in the Permian Basin in West Texas. We revised our business plan in 2021 to move MMEX to clean energy use and production, leveraging our history, management and business relationships from the traditional energy sector. The focus of our business plan is to

•	Modify our planned CDU projects in Pecos County (West Texas) to produce potentially hydrogen and ultra-low sulfur fuel products combined with CO2 capture.

•	Purchase additional acreage allowing us to develop additional megawatts of solar power for distribution to our projects in West Texas.

Our immediate plans are to pursue the following three projects:

Project 1: Ultra Fuel clean refining.

We have teamed with Polaris Engineering to develop a clean refining, 10,000 barrel per day facility at our Pecos County site to produce 87° gasoline, ultra-low sulphur diesel and low-sulphur fuel oil, utilizing the Ultra Fuels concept. The Ultra Fuels concept features small size facilities to take advantage of proximity to smaller markets and/or locate directly near crude oil production areas. Because equipment is fabricated in modular units in the USA and shipped to site, this allows for 15 to 18 months’ project completion time and more rapid implementation than traditional facilities. The smaller size and footprint, as well as lower emissions, also allows for faster permitting.

Project 2: Blue Hydrogen

We have teamed with Black Tree Group to develop a facility in Pecos County to produce hydrogen with carbon capture and storage employing steam methane reformer technology with the abundant natural gas supplies in the immediate area as the feedstock.

Project 3: Green Hydrogen

This planned project will be a parallel plant in Pecos County, which plans to utilize the proprietary electrolyzer technology of a major international technology partner. The facility will utilize solar power, with water purification, to produce up to 50 tons of hydrogen production per day.

We are in various stages of negotiations with major company off-takes that range from specialty air and gas companies to international trading companies. We would expect the sales of hydrogen by these companies will be to their customer base, which are more traditional chemical end uses. The proposed distribution network of liquid hydrogen from our planned projects will be by truck and rail.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. We are in consultation with the local and state tax authorities to file for tax abatement treatment generally applicable to projects such as our H2 projects. However, neither the receipt of adequate capital or tax abatement treatment can be assured.

The New Hydrogen Economy

The energy systems both in the United States and internationally are rapidly evolving. Major energy companies, regulatory agencies and all segments of society are working toward decarbonization and preservation of natural resources. In the interim, however, we need electric power and transportation energy. Hydrogen, as the most abundant fuel in the universe, is an energy carrier that cuts across sectors and has multiple benefits.

Hydrogen is the most abundant element in the universe; however, it is rarely found in its elemental form on earth. It must be produced from a hydrogen-containing feedstock (e.g., water, biomass, fossil fuels, or waste materials) using an energy source. Once hydrogen is produced, it can be used to store, move, and deliver low- or no-carbon energy to where it is needed. Hydrogen can be stored as a liquid, gas, or chemical compound, and is converted to energy via traditional combustion methods (in engines, furnaces, or gas turbines), through electrochemical processes (in fuel cells), and through hybrid approaches such as integrated combined cycle gasification and fuel cell systems. It is also used as a feedstock or fuel in a number of industries, including petroleum refining, ammonia production, food and pharmaceutical production, and metals manufacturing. Hydrogen can be produced in large centralized production facilities or in smaller distributed production facilities, and can be transported via truck, pipeline, tanker, or other means. Hydrogen, as a versatile energy carrier and chemical feedstock, offers advantages that unite all of our nation’s energy resources—renewables, nuclear, and fossil fuels—and enables innovations in energy production and end uses that can help decarbonize three of the most energy intensive sectors of our economy: transportation, electricity generation, and manufacturing.

Supplying hydrogen to industrial users is now a major business globally. Demand for hydrogen, which has grown more than threefold since 1975, continues to rise. Demand for hydrogen in its pure form is approximately 70 million tons per year. Governments are recognizing hydrogen’s role in energy security and its ability to decarbonize sectors that are otherwise extremely difficult to abate – such as logistics, industrial heating and industry feedstock. Meanwhile, industry leaders across the automotive, chemicals, oil and gas and heating sectors look to low-carbon and renewable hydrogen as a serious alternative to reach their increasingly robust sustainability objectives.

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

Proposed Organizational Structure

The Company expects to operate its planned projects through subsidiaries. The construction of the planned projects will require substantial equity and debt financing, far beyond the expected resources of the Company, and we anticipate that the subsidiaries will obtain equity and debt financing to finance the cost of construction. To the extent these subsidiaries raise money through the issuance of equity securities, our ownership in the subsidiaries will be diluted and our economic ownership of such entities may be a minority interest. As such, we will be entitled to only a portion of any future distributions made by these subsidiaries. In addition, while intend to retain managerial control of the subsidiaries, it is likely that equity investors will require representation on the board of managers in connection with their equity investments.

We anticipate these subsidiaries will be able to finance a majority of the total costs of the planned projects through debt financing, and the remaining portion of the total costs would be financed through equity investments. We intend to pursue the required debt financing from banks or other large institutional investors. Traditionally, such debt financing is in the form of project financing, which among other terms will require the project subsidiary to restrict its activities to the operation of the project financed by the lender, to pledge all assets of the project to the lender and to be subject to restrictive financial covenants. Such lenders further typically require engineering, marketing and feasibility studies as a condition precedent to the financing. The Company will have to fund the cost of these reports and studies.

Regulation

Although we do not believe our planned blue hydrogen and green hydrogen projects will have any significant environmental or ecological impact, we will be subject to numerous environmental laws and regulations relating to the release of hazardous substances or solid wastes into the soil, groundwater, and surface water, and measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. There are risks of accidental releases into the environment associated with our operations, such as releases of crude oil or hazardous substances from our pipelines or storage facilities. To the extent an event is not covered by our insurance policies, accidental releases could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

We expect to file with the Texas Commission on Environmental Quality (“TCEQ”) for construction and operation permits. We expect to employ carbon capture with the clean fuels and blue hydrogen facilities. We are studying the options for sequestration for the CO2 in the various saline formations under our sites, which will require permits from the EPA or the Texas Railroad Commission (which, we understand, is in the process of seeking primacy for sequestration permitting).

Our planned operations may also be subject to the Department of Homeland Security’s Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, and to the Transportation Security Administration’s Pipeline Security Guidelines and Transportation Worker Identification Credential program. If applicable, we will have to have an internal program of inspection designed to monitor and enforce compliance with all of these requirements, and we will need to develop a Facility Security Plan as required under the relevant law. We will also have to have in place procedures to monitor compliance with all applicable laws and regulations regarding the security of all our facilities.

Our planned operations will also be subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We may also become subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We will take measures to ensure that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Employees

As of April 30, 2021, we had no employees but rather to reduce costs our key management team is working under consulting agreements. We contract for all professional services when needed. Our two directors have not received any compensation for their service on the Board.

Legal Proceedings

See Item 3 of this Report.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B: Unresolved Staff Comments.

None.

Item 2: Properties.

Our executive offices for mailing purposes is 3616 Far West Blvd. #117-321, Austin, Texas 78731. Our physical office is located at 107 A South Main Street, Fort Stockton, Texas, near the site of our proposed clean fuels and hydrogen projects.

We own a 126-acre and a 323.84-acre parcel of land in Pecos County, Texas that are the sites for our planned clean fuels and hydrogen projects.

Item 3: Legal Proceedings.

None

Item 4: Mine Safety Disclosures.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our common stock has been listed on the OTC Pink under the symbol "MMEX". The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the OTC Pink tier. The following table indicates the quarterly high and low bid price for our common stock for the fiscal years ending April 30, 2021 and 2020. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions. The Company amended it articles of incorporation to provide for a 1 for 10,000 reverse stock split of its common shares, which was effective as of July 1, 2021. The Company has given retroactive effect to the reverse stock split for all periods presented.

	High	Low
Fiscal year ended April 30, 2020
Quarter ended July 31, 2019	$250.00	$5.00
Quarter ended October 31, 2019	$512.84	$456.16
Quarter ended January 31, 2020	$509.90	$447.18
Quarter Ended April 30, 2020	$458.21	$202.37

Fiscal year ended April 30, 2021
Quarter ended July 31, 2020	$395.57	$294.96
Quarter ended October 31, 2020	$325.27	$236.94
Quarter ended January 31, 2021	$374.99	$245.03
Quarter Ended April 30, 2021	$452.06	$335.73

On July 23, 2021, the closing bid price of our common stock as reported on the OTC Pink was $1.16.

The number of holders of record of the Company's common stock as of April 30, 2021 was 148 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on our common stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2021.

Recent Sales of Unregistered Securities not previously reported in the Company's Form 10-Q

During the fourth quarter ended April 30, 2021, we issued 1,000 unregistered shares of our common stock (10,000,000 shares pre-split) each to two different individuals for consulting services. We also issued 1,504,706 shares of our common stock (15,047,057,828 shares pre-split) to multiple entities for the conversion of debt.

On June 22, 2021, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $82,000. On June 22, 2021 the Company executed a drawdown request of $200,000 in accordance with the terms of the February 22, 2021 promissory note with GS Capital Partners, LLC.

Subsequent to April 30, 2021, the Company issued 83,265 common shares to lenders in the conversion of debt principal of $80,000, accrued interest payable of $4,395 and conversion fees of $1,008.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a) (d)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders (1)	44,804	$1.00	0
Total	44,804	$1.00	0

(1) Consists of warrants to purchase 44,604 common shares and options to purchase 200 common shares.

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

Overview

Business Overview

Since 2016, the focus of our business has been to build crude oil distillation units and refining facilities (CDUs) in the Permian Basin in West Texas. We revised our business plan in 2021 to move MMEX to clean energy use and production, leveraging our history, management and business relationships from the traditional energy sector. The focus of our business plan is to

•	Modify our planned CDU projects in Pecos County (West Texas) to produce potentially hydrogen and ultra-low sulfur fuel products combined with CO2 capture.
•	Purchase additional acreage allowing us to develop additional megawatts of solar power for distribution to our projects in West Texas.

Our immediate plans are to pursue the following three projects:

Project 1: A clean refining 10,000 barrel per day facility at our Pecos County site to produce 87° gasoline, ultra-low sulphur diesel and low-sulphur fuel oil, utilizing the Ultra Fuels concept.

Project 2: We have teamed with Black Tree Group to develop a “blue hydrogen” facility in Pecos County to produce hydrogen with carbon capture and storage employing steam methane reformer technology with the abundant natural gas supplies in the immediate area as the feedstock.

Project 3: A parallel “green hydrogen” plant in Pecos County, which plans to utilize the proprietary electrolizer technology of a major international technology partner.

We are in various stages of negotiations with major company off-takes that range from specialty air and gas companies to international trading companies. We would expect the sales of hydrogen by these companies will be to their customer base, which are more traditional chemical end uses. The proposed distribution network of liquid hydrogen from our planned projects will be by truck and rail.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. We are in consultation with the local and state tax authorities to file for tax abatement treatment generally applicable to projects such as our hydrogen projects. However, neither the receipt of adequate capital or tax abatement treatment can be assured.

Through April 30, 2021, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net loss of $24,526,886 or $(14.23) per share, for fiscal year ended April 30, 2021, compared to a net loss of $4,393,689 or $(6.57) per share, for the fiscal year ended April 30, 2020. As discussed below, the net income or loss for any fiscal year fluctuates materially due to non-operating gains and losses.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses decreased $36,835 to $867,471 for the year ended April 30, 2021 from $904,306 for the year ended April 30, 2020. The decrease resulted from lower salaries, travel and other expenses associated with securing debt financing and administrative activities of our development activities due to limitations on funding during the current fiscal year.

Refinery Start-Up Costs

During the year ended April 30, 2021, the expenditures for the development of our CDU project in Pecos County, Texas decreased from the prior fiscal year due to financing constraints. We have expensed all costs incurred, including acquisition of refinery rights, planning, design and permitting. Such costs totaled $179,133 and $214,439 for the years ended April 30, 2021 and 2020, respectively.

Depreciation and Amortization Expense

Our depreciation and amortization expenses remained constant, totaling $34,875 and $34,663 for the years ended April 30, 2021 and 2020, respectively. The expense results from the depreciation of land improvements and amortization of land easements.

Other Income (Expense)

Our interest expense decreased $703,108 to $1,143,495 for the year ended April 30, 2021 from $1,846,603 for the year ended April 30, 2020. We entered into fewer convertible debt arrangements in the current fiscal year, resulting in less amortization of debt discount to interest expense, which was partially offset by the increase in loan penalties and default interest.

For the years ended April 30, 2021 and 2020, we reported losses on derivative liabilities of $22,906,922 and $1,402,233, respectively. In a series of subscription agreements, we issued warrants in prior years that contain certain anti-dilution provisions that we have identified as derivatives. We also identified the variable conversion feature of certain convertible notes payable as derivatives. We estimate the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a gain on extinguishment of debt of $605,010 for the year ended April 30, 2021 compared to a gain on extinguishment of debt of $8,555 for the year ended April 30, 2020. The gain on extinguishment of debt generally results from the settlement and extinguishment of convertible notes payable and certain accounts payable and accrued expenses. During the year ended April 30, 2021 we settled certain notes which resulted in principal and accrued interest being written off for a gain of $242,102. We also recorded a gain of $194,008 for the write off of the derivative liabilities associated with the settlement of the notes and we recorded a gain of $167,900 when the United States Small Business Administration forgave our loan issued under the Paycheck Protection Program.

Net Income (Loss)

As a result of the above, we reported net losses of $24,526,886 and $4,393,689 for the years ended April 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Working Capital

As of April 30, 2021, we had current assets of $368,342, comprised of cash of $330,449 and prepaid expenses and other current assets of $37,893, and current liabilities of $6,611,452, resulting in a working capital deficit of $6,243,110. Included in our current liabilities as of April 30, 2021 are derivative liabilities of $3,010,042, which we do not anticipate will require the payment of cash.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2021 and 2020 were as follows:

	2020	2019

Cash, Beginning of Year	$66,830	$55,188
Net Cash Used in Operating Activities	(805,683)	(734,518)
Net Cash Used in Investing Activities	-	(10,540)
Net Cash Provided by Financing Activities	1,069,302	756,700

Cash, End of Year	$330,449	$66,830

We used net cash of $805,683 in operating activities for the year ended April 30, 2021 as a result of our net loss of $24,526,886, our non-cash gain of $605,010 and our increase in prepaid expenses and other current assets of $14,748, partially offset by non-cash expenses totaling $23,402,206, and increases in accounts payable of $3,695, accrued expenses of $756,839 and accounts payable and accrued expenses – related parties of $178,221.

In comparison, we used net cash of $734,518 in operating activities for the year ended April 30, 2020 as a result of our net loss of $4,393,689 and non-cash gain of $8,555, partially offset by non-cash expenses totaling $3,020,499, decrease in prepaid expenses and other current assets of $15,804, and increases in accounts payable of $58,753, accrued expenses of $375,732 and accounts payable and accrued expenses – related parties of $196,938.

Net cash used in investing activities was $0, and $10,540 for the years ended April 30, 2021 and 2020, respectively, comprised on the purchase of property and equipment.

Net cash provided by financing activities was $1,069,302 for the year ended April 30, 2021, comprised of proceeds from notes payable of $775,000, proceeds from convertible notes payable of $10,000, proceeds from convertible notes payable – related parties of $163,500, proceeds from SBA bridge loan of $10,000, and proceeds from a PPP loan payable of $150,000, partially offset by repayments of convertible notes payable of $39,198.

By comparison, net cash provided by financing activities was $756,700 for the year ended April 30, 2020, comprised of proceeds from convertible notes payable of $365,300, proceeds from convertible notes payable – related parties of $323,500 and proceeds from PPP loan payable of $167,900, partially offset by repayments of convertible notes payable of $100,000.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $67,984,693 and a total stockholders’ deficit of $5,770,041 at April 30, 2021, and have reported negative cash flows from operations since inception. In addition, as of April 30, 2021 we did not have the cash resources to meet our operating commitments for the next twelve months. We require capital investments to implement our business plan, including the development of our planned hydrogen projects. On July 15, 2021, we entered into a Securities Purchase Agreement (“SPA”) which closed on July 20, 2021, pursuant to which we issued and sold to an institutional investor in a registered direct offering 170,000 shares of our common stock, 2,575,000 warrants, and 3,580,000 pre-funded warrants. We received proceeds of $2,650,850 after deducting placement agent fees and related offering expenses. We have subsequently utilized approximately $560,000 of the proceeds to reduce indebtedness and intend to utilize the remaining amount for working capital purposes. Nevertheless, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

In addition to the SPA, we expect to continue to seek additional funding through private or public equity and debt financing.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no material changes to our significant accounting policies during the year ended April 30, 2021. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2021, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,010,042	$-	$-	$3,010,042

April 30, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,607,433	$-	$-	$2,607,433

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of April 30, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of April 30, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of April 30, 2021, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.

As of April 30, 2021, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2021, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended April 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action.

Subject to availability of funds and progress with the Company’s business plan, management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2022.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	74	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	66	Director	2010

________________________

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2021, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2021. There were no stock option awards outstanding at April 30, 2021 to our non-executive directors.

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2021 and 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2020	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2019	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the years ended April 30, 2021 and 2020, we incurred consulting fees and expense reimbursement related to business development, financing and other corporate activities to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $218,970 and $275,713, respectively. Amounts included in accounts payable due to Maple Resources totaled $118,540 and $101,012 as of April 30, 2021 and 2020, respectively.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock awards other than stock options. At April 30, 2021, we had no outstanding stock options or other equity awards issued to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 29, 2021, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 3,701,209 shares of common stock outstanding on July 29, 2021. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 29, 2021 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Voting Power (4)
Jack W. Hanks (2)(4)	552,981	14.94%	58.32%
Bruce N. Lemons (3)	64,784	1.725%	0.86%
All directors and officers as a group (two persons)	617,665	16.69%	59.18%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3616 Far West Blvd, #117-321, Austin, Texas 78731.
(2)

Common shares for Mr. Hanks include: (i) 43 shares held by The Maple Gas Corporation, (ii) 136 shares held by Maple Structure Holdings, LLC, and (iii) 552,802 shares held by Maple Resources Corporation. This number excludes 150,061 shares owned by Leslie Doheny Hanks, the wife of Mr. Hanks, as to which Mr. Hanks disclaims any beneficial ownership.

(3)

Common shares for Mr. Lemons include: (i) 64,648 shares held by BNL Family Trust and (ii) 36 shares held by AAM Investments, LLC. Mr. Lemons and his family are the beneficiaries of BNL Family Trust. AAM Investments, LLC is indirectly owned by BNL Family Trust, a trust established for the benefit of Mr. Lemons and his family.

(4)	The holders of Series A Preferred Stock have 51% of the voting power of the outstanding shares of capital stock of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Contractual Agreements

Maple Resources granted BNL Family Trust (“BNL”), a related party to Mr. Lemons, an option to purchase 1,000,000 shares of common stock from Maple Resources at a price of $0.20 per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

As a condition for entering into an October 9, 2018 convertible debenture, the lender required Maple Resources and BNL, affiliates of Jack W. Hanks and Bruce Lemons, respectively, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. The pledge agreement was later amended to substitute 1,000 shares of Series A preferred stock (constituting 100% of the outstanding shares of Series A Preferred stock) for the Class B Common Stock. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 shares of the Company’s common stock at $0.08 per share. Effective November 30, 2020, the option agreement was amended to cancel the 2,000,000 options.

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $272,834 and $170,881 as of April 30, 2021 and 2020, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective January 1, 2020, the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $17,897 and effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the years ended April 30, 2021 and 2020, we incurred consulting fees and expense reimbursement to Maple Resources totaling $218,970 and $275,713, respectively.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In November 2019, 7,628 shares of our common stock (76,282,091 shares pre-split) were issued to Maple Resources in payment of $20,000 of consulting fees for July through October 2019. No shares were issued to Maple Resources in payment of consulting fees for November 2019 through April 2020 or during the year ended April 30, 2021 under the consulting agreement.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $118,540 and $101,012 as of April 30, 2021 and 2020, respectively, which was inclusive of accrued interest due under the convertible notes described below.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2020, we issued a total of 3,876 common shares (38,761,580 shares pre-split) valued at $15,009 to the related party, with the shares valued at the market price on the date of issuance, in payment of accrued consulting fees totaling $17,500. A gain on extinguishment of debt of $2,491 related to this compensation arrangement was recorded as a contribution to capital. As of April 30, 2020, consulting fees of $15,000 were payable in stock, and the related party had also advanced the Company $18,179, for a total of $33,179 included in accounts payable and accrued expenses – related parties. As of April 30, 2021, consulting fees of $45,000 were payable in stock, and the related party was due $18,058 for compensation and reimbursable expenses.

 Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO. The consulting agreements can be terminated 15 days after written notice of termination by either party subject to the agreement or December 31, 2021, whichever occurs first. During the year ended April 30, 2021 we paid $25,500 in consulting fees due under the agreements. As of April 30, 2021, no amounts were due or owing under the three consulting agreements, however, the Company had an accounts payable balance of $90,500 due to one of the children as a result of consulting fees and expense reimbursements payable that were incurred prior to the execution of the February 1, 2021 consulting agreement.

Series A Preferred Stock

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued by an independent valuation firm at $23,900.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following at April 30:

	2021	2020
Convertible note payable with Maple Resources Corporation, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [1]	$7,033	$11,000
Convertible note payable with BNL Family Trust, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [2]	10,691	11,000
Convertible note payable with Maple Resources Corporation, matured February 12, 2021, with interest at 5%, convertible into common shares of the Company [3]	5,000	5,000
Convertible note payable with Maple Resources Corporation, matured March 2, 2021, with interest at 5%, convertible into common shares of the Company [4]	800	-
Convertible note payable with Maple Resources Corporation, matured May 12, 2021, with interest at 5%, convertible into common shares of the Company [5]	41,466	-
Convertible note payable with Maple Resources Corporation, matured July 31, 2021, with interest at 5%, convertible into common shares of the Company [6]	10,000	-

	74,990	27,000
Less discount	(235)	(1,377)

Total	$74,755	$25,623

[1]

This convertible note was entered into on 12/27/19 in exchange for cash of $5,500 and financing fees of $5,500 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock (10,000,000,000 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 360,682 common shares (1,579,982,678 pre-split shares) were issued to extinguish $3,967 of the principal balance. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $171 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $718 and $547, respectively.

20

[2]

This convertible note was entered into on 12/27/19 in exchange for cash of $11,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock (10,000,000,000 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 28,094 common shares (280,936,972 pre-split shares) were issued to extinguish $309 of the principal balance. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $190 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $737 and $547, respectively.

[3]

This convertible note was entered into on 2/12/20 in exchange for cash of $5,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 454,545 shares of the Company’s common stock (4,545,454,545 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $20 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $303 and $283, respectively.

[4]

This convertible note was entered into on 3/2/20 in exchange for cash of $800 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 72,727 shares of the Company’s common stock (727,272,727 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $40 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $40 and $0, respectively.

21

[5]

This convertible note was entered into on 5/12/20 in exchange for accrued consulting fees worth $41,466 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 3,769,636 shares of the Company’s common stock (37,696,363,636 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $2,005 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $2,005 and $0, respectively.

[6]

This convertible note was entered into on 7/31/20 in exchange for cash of $10,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 909,091 shares of the Company’s common stock (9,090,909,091 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $374 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $374 and $0, respectively.

Item 14: Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2021 and 2020:

	2020	2019

Audit Fees (a)	$24,400	$24,400

Audit-Related Fees (b)	$-	$-

Tax Fees (c)	$-	$-

All Other Fees	$-	$-

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2021, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

22

Item 15: Exhibits

(a) (3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (1)
3.3	Amendment to Amended and Restated Articles of Incorporation (4)
3.4	Certificate of Designation of Series A Preferred Stock*
4.1	Form of Warrant to Purchase Common Stock (2)
4.2	10% Convertible Note due January 31, 2020, payable to Auctus Fund, LLC (6)
4.3	10% Convertible Note due February 20, 2020, payable to GS Capital Partners LLC(8)
4.4	Second Amendment to Promissory Notes, dated March 31, 2020, by and between MMEX Resources Corporation and GS Capital Partners LLC (10)
4.5	Sixth Amendment to Promissory Notes, dated February 22, 2021, by and between MMEX Resources Corporation and GS Capital Partners LLC (9)
4.6	10% Promissory Note due December 31, 2021, payable to GS Capital Partners, LLC (9)
4.7	10% Promissory Note due March 26, 2021, payable to GS Capital Partners, LLC*
4.8	10% Promissory Note due June 22, 2022, payable to GS Capital Partners, LLC*
4.9	Form of Series A Warrant (5)
4.10	Form of Pre-Funded Warrant (5)
4.11	Form of Placement Agent Warrant (5)
10.1	Stock Purchase Agreement, dated March 4, 2017, by and between MMEX Resources Corporation and Maple Resources Corporation (7)
10.2	Option Agreement, dated December 11, 2018, by and among MMEX Resources Corporation, Maple Resources Corporation and BNL Family Trust (6)
10.3	Securities Purchase Agreement, dated July 15, 2021, by and between MMEX Resources Corporation and institutional investor (5)
21.1	Subsidiaries (3)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a)*
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

________

*	Filed herewith.
(1)	Filed as exhibit to Report on Form 8-K filed on April 3, 2017.
(2)	Filed as exhibit to Report on Form 10-K filed on August 11, 2011.
(3)	Filed as exhibit to Form S-1 Registration Statement No. 333-218958.
(4)	Filed as exhibit to Report on Form 8-K filed on October 12, 2018.
(5)	Filed as exhibit to Report on Form 8-K filed on July 19, 2021.
(6)	Filed as exhibit to Report on Form 10-Q filed on March 12, 2019.
(7)	Filed as exhibit to Report on Form 8-K filed on March 10, 2017.
(8)	Filed as exhibit to Report on Form 10-K filed on July 26, 2019.
(9)	Filed as exhibit to Report on Form 10-Q filed on March 15, 2021.
(10)	Filed as exhibit to Report on Form 10-K filed on August 13, 2020.

23

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 29, 2021	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 29, 2021
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 29, 2021
Bruce N. Lemons

24

MMEX RESOURCES CORPORATION

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MMEX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the Company) as of April 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company suffered a net loss for the year ended April 30, 2021 and had a working capital deficit and a stockholders’ deficit as of April 30, 2021, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Liabilities

As discussed in Note 10, the Company has a derivative liability due to a tainted equity environment.

Auditing a specialist’s calculation of the value of derivatives can be a significant judgment given the fact that the Company uses the specialist’s estimates on various inputs to the calculation.

To evaluate the appropriateness of the derivative fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the derivatives. To evaluate the appropriateness of the estimates used by the derivative specialist, we examined and evaluated the inputs the specialist used in calculating the value of the derivatives.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

Houston, TX

July 29, 2021

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30,
	2021	2020
Assets

Current assets:
Cash	$330,449	$66,830
Prepaid expenses and other current assets	37,893	23,145
Total current assets	368,342	89,975

Property and equipment, net	472,169	507,044
Deposit	900	900

Total assets	$841,411	$597,919

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$802,640	$798,945
Accrued expenses	807,349	551,080
Accounts payable and accrued expenses – related parties	272,834	170,881
Notes payable	775,000	-
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 and $0 at April 30, 2021 and 2020, respectively	235,775	338,778
Convertible notes payable, net of discount of $133,944 and $140,941 at April 30, 2021 and 2020, respectively	398,056	1,587,239
Convertible notes payable – related parties, net of discount of $235 and $1,377 at April 30, 2021 and 2020, respectively	74,755	25,623
PPP loan payable	150,000	167,900
SBA express bridge loan	10,000	-
Derivative liabilities	3,010,042	2,607,433
Total current liabilities	6,611,452	6,322,880

Long-term liabilities	-	-

Total liabilities	6,611,452	6,322,880

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 10,000,000 shares authorized, 3,251,641 and 1,335,283 shares issued and outstanding at April 30, 2021 and 2020, respectively	3,252	1,335
Series A preferred stock; $0.001 par value; 1,000,000 shares authorized, 1,000 Series A shares issued and outstanding	1	1
Additional paid-in capital	62,201,528	37,721,639
Non-controlling interest	9,871	9,871
Accumulated (deficit)	(67,984,693)	(43,457,807)
Total stockholders’ deficit	(5,770,041)	(5,724,961)

Total liabilities and stockholders’ deficit	$841,411	$597,919

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2021	2020

Revenues	$-	$-

Operating expenses:
General and administrative expenses	867,471	904,306
Refinery start-up costs	179,133	214,439
Depreciation and amortization	34,875	34,663

Total operating expenses	1,081,479	1,153,408

Loss from operations	(1,081,479)	(1,153,408)

Other income (expense):
Interest expense	(1,143,495)	(1,846,603)
Loss on derivative liabilities	(22,906,922)	(1,402,233)
Gain on extinguishment of liabilities	605,010	8,555
Loss on conversion of debt	-	-

Total other income (expense)	(23,445,407)	(3,240,281)

Loss before income taxes	(24,526,886)	(4,393,689)
Provision for income taxes	-	-

Net loss	$(24,526,886)	$(4,393,689)

Net loss per common share – basic and diluted	$(14.23)	$(6.57)

Weighted average number of common shares outstanding – basic and diluted	1,723,476	669,210

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2021 and 2020

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2019	6,818	$6	-	$-	$35,690,566	$9,871	$(39,064,118)	$(3,363,675)

Common shares issued for: Services	3	-	-	-	84	-	-	84
Accrued expenses	16,991	17	-	-	28,370	-	-	28,387
Conversion of convertible notes payable	667,835	668	-	-	811,008	-	-	811,676
Conversion of convertible notes payable - related parties	643,636	644	-	-	354,816	-	-	355,460
Preferred shares issued for services to related party	-	-	1,000	1	23,899	-	-	23,900
Settlement of derivative liabilities	-	-	-	-	812,896	-	-	812,896
Net loss	-	-	-	-	-	-	(4,393,689)	(4,393,689)

Balance, April 30, 2020	1,335,283	$1,335	1,000	$1	$37,721,639	$9,871	$(43,457,807)	$(5,724,961)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2021 and 2020 (continued)

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2020	1,335,283	$1,335	1,000	$1	$37,721,639	$9,871	$(43,457,807)	$(5,724,961)

Common shares issued for: Services	2,000	2	-	-	33,998	-	-	34,000
Conversion of convertible notes payable	1,525,583	1,526	-	-	1,930,839	-	-	1,932,365
Conversion of convertible notes payable - related parties	388,775	389	-	-	3,888	-	-	4,277
Settlement of derivative liabilities	-	-	-	-	22,511,164	-	-	22,511,164
Net loss	-	-	-	-	-	-	(24,526,886)	(24,526,886)

Balance, April 30, 2021	3,251,641	$3,252	1,000	$1	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,526,886)	$(4,393,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,875	34,663
Stock-based compensation	34,000	84
Preferred shares issued to related party for services	-	23,900
Loan fees and penalties added to convertible note principal	208,055	335,700
Loss on derivative liabilities	22,906,922	1,402,233
Gain on extinguishment of liabilities	(605,010)	(8,555)
Amortization of debt discount	218,354	1,223,919
(Increase) decrease in prepaid expenses and other current assets	(14,748)	15,804
Increase (decrease) in liabilities:
Accounts payable	3,695	58,753
Accrued expenses	756,839	375,732
Accounts payable and accrued expenses – related parties	178,221	196,938
Net cash used in operating activities	(805,683)	(734,518)

Cash flows from investing activities:
Purchase of property and equipment	-	(10,540)
Net cash used in investing activities	-	(10,540)

Cash flows from financing activities:
Proceeds from notes payable	775,000	-
Proceeds from convertible notes payable	163,500	365,300
Proceeds from convertible notes payable – related parties	10,000	323,500
Proceeds from PPP loan payable	150,000	167,900
Proceeds from SBA express bridge loan payable	10,000	-
Repayments of convertible notes payable	(39,198)	(100,000)
Net cash provided by financing activities	1,069,302	756,700

Net increase (decrease) in cash	263,619	11,642
Cash at the beginning of the period	66,830	55,188
Cash at the end of the period	$330,449	$66,830

Supplemental disclosure:
Interest paid	$14,784	$10,402
Income taxes paid	-	-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	1,932,365	811,676
Common stock issued in conversion of related party debt	4,277	355,460
Common stock issued for accrued expenses	-	46,945
Settlement of derivative liabilities	22,511,164	812,896
Derivative liabilities for debt discount	200,859	192,500
Convertible notes payable for accrued expenses	34,000	10,000
Convertible notes payable – related parties for accrued expenses	42,268	74,000

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2021 and 2020

NOTE 1 – BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Refining & Transport, LLC (“PRT”)	100%	LLC	Texas	Subsidiary
Armadillo Holdings Group Corp.	100%	Corporation	British Virgin Isles	Subsidiary
Armadillo Mining Corp. (“AMC”)	98.6%	Corporation	British Virgin Isles	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Texas Gulf Refining & Trading, LLC	100%	LLC	Texas	Subsidiary
Louisiana Gulf Refining & Trading, LLC	100%	LLC	Louisiana	Subsidiary
Rolling Stock Marine, LLC	100%	LLC	Texas	Subsidiary

PRT was formed in June 2017 with the Company as its sole member. PRT owns the land on which the Company’s planned hydrogen projects are to be developed. The Company’s other subsidiaries are currently inactive.

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

Property and equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated or amortized using the straight-line method over the estimated useful life or legal life of the related asset as follows:

Office furniture and equipment	10 years
Computer equipment and software	5 years
Land improvement	15 years
Land easements	10 years

The land easements owned by the Company have a legal life of 10 years.

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

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2021, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative. We estimate the fair value of the derivatives using multinomial lattice models that value the derivative liabilities based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,010,042	$-	$-	$3,010,042

April 30, 2020	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,607,433	$-	$-	$2,607,433

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), as amended. ASC 606 provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Refinery start-up costs

Costs incurred prior to opening the Company’s then proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as start-up costs and expensed as incurred.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. For the year ended April 30, 2021 and 2020, $10,000 and $0 were recorded, respectively.

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

Basic and diluted income (loss) per share

Basic net income or loss per common share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the years ended April 30, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Employee Stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the years ended April 30, 2021 and 2020, the Company recorded share-based compensation to employees of $0 and $0, respectively.

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under current GAAP, there are five accounting models for convertible debt instruments. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, the FASB decided to add disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital. ASU 2020-06 will be effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $67,984,693 and a total stockholders’ deficit of $5,770,041 at April 30, 2021, and have reported negative cash flows from operations since inception. In addition, as of April 30, 2021 we did not have the cash resources to meet our operating commitments for the next twelve months. We require capital investments to implement our business plan, including the development of our planned hydrogen projects. On July 15, 2021, we entered into a Securities Purchase Agreement (“SPA”) which closed on July 20, 2021, pursuant to which we issued and sold to an institutional investor in a registered direct offering 170,000 shares of our common stock, 2,575,000 warrants, and 3,580,000 pre-funded warrants. We received proceeds of $2,650,850 after deducting placement agent fees and related offering expenses, see Note 14. We have subsequently utilized approximately $560,000 of the proceeds to reduce indebtedness and intent to utilize the remaining amount for working capital purposes. Nevertheless, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

In addition to the SPA, we expect to continue to seek additional funding through private or public equity and debt financing.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $272,834 and $170,881 as of April 30, 2021 and 2020, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective January 1, 2020, the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $17,897 and effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the years ended April 30, 2021 and 2020, we incurred consulting fees and expense reimbursement to Maple Resources totaling $218,970 and $275,713, respectively.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In November 2019, 7,628 shares of our common stock (76,282,091 shares pre-split) were issued to Maple Resources in payment of $20,000 of consulting fees for July through October 2019. No shares were issued to Maple Resources in payment of consulting fees for November 2019 through April 2020 or during the year ended April 30, 2021 under the consulting agreement.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $118,540 and $101,012 as of April 30, 2021 and 2020, respectively, which was inclusive of accrued interest due under the convertible notes described below.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2020, we issued a total of 3,876 common shares (38,761,580 shares pre-split) valued at $15,009 to the related party, with the shares valued at the market price on the date of issuance, in payment of accrued consulting fees totaling $17,500. A gain on extinguishment of debt of $2,491 related to this compensation arrangement was recorded as a contribution to capital. As of April 30, 2020, consulting fees of $15,000 were payable in stock, and the related party had also advanced the Company $18,179, for a total of $33,179 included in accounts payable and accrued expenses – related parties. As of April 30, 2021, consulting fees of $45,000 were payable in stock, and the related party was due $18,058 for compensation and reimbursable expenses.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO. The consulting agreements can be terminated 15 days after written notice of termination by either party subject to the agreement or December 31, 2021, whichever occurs first. During the year ended April 30, 2021 we paid $25,500 in consulting fees due under the agreements. As of April 30, 2021, no amounts were due or owing under the three consulting agreements, however, the Company had an accounts payable balance of $90,500 due to one of the children as a result of consulting fees and expense reimbursements payable that were incurred prior to the execution of the February 1, 2021 consulting agreement.

Series A Preferred Stock

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued by an independent valuation firm at $23,900. See Note 12.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following at April 30:

	2021	2020
Convertible note payable with Maple Resources Corporation, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [1]	$7,033	$11,000
Convertible note payable with BNL Family Trust, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [2]	10,691	11,000
Convertible note payable with Maple Resources Corporation, matured February 12, 2021, with interest at 5%, convertible into common shares of the Company [3]	5,000	5,000
Convertible note payable with Maple Resources Corporation, matured March 2, 2021, with interest at 5%, convertible into common shares of the Company [4]	800	-
Convertible note payable with Maple Resources Corporation, matured May 12, 2021, with interest at 5%, convertible into common shares of the Company [5]	41,466	-
Convertible note payable with Maple Resources Corporation, matured July 31, 2021, with interest at 5%, convertible into common shares of the Company [6]	10,000	-

	74,990	27,000
Less discount	(235)	(1,377)

Total	$74,755	$25,623

F-13

[1]

This convertible note was entered into on 12/27/19 in exchange for cash of $5,500 and financing fees of $5,500 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock (10,000,000,000 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 360,682 common shares (1,579,982,678 pre-split shares) were issued to extinguish $3,967 of the principal balance. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $171 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $718 and $547, respectively.

[2]

This convertible note was entered into on 12/27/19 in exchange for cash of $11,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock (10,000,000,000 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 28,094 common shares (280,936,972 pre-split shares) were issued to extinguish $309 of the principal balance. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $190 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $737 and $547, respectively.

[3]

This convertible note was entered into on 2/12/20 in exchange for cash of $5,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 454,545 shares of the Company’s common stock (4,545,454,545 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $20 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $303 and $283, respectively.

F-14

[4]

This convertible note was entered into on 3/2/20 in exchange for cash of $800 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 72,727 shares of the Company’s common stock (727,272,727 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $40 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $40 and $0, respectively.

[5]

This convertible note was entered into on 5/12/20 in exchange for accrued consulting fees worth $41,466 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 3,769,636 shares of the Company’s common stock (37,696,363,636 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $2,005 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $2,005 and $0, respectively.

[6]

This convertible note was entered into on 7/31/20 in exchange for cash of $10,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 909,091 shares of the Company’s common stock (9,090,909,091 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request and recorded interest expense of $374 during the year ended April 30, 2021. As of April 30, 2021 and 2020 accrued interest on the convertible note was $374 and $0, respectively.

Other Contractual Agreements

Maple Resources granted BNL Family Trust (“BNL”), a related party to Mr. Lemons, an option to purchase 1,000,000 shares of common stock from Maple Resources at a price of $0.20 per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

F-15

As a condition for entering into an October 9, 2018 convertible debenture, the lender required Maple Resources and BNL, affiliates of Jack W. Hanks and Bruce Lemons, respectively, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the outstanding shares of Class B Common Stock) to the lender to secure the repayment of the debenture by the Company. The pledge agreement was later amended to substitute 1,000 shares of Series A preferred stock (constituting 100% of the outstanding shares of Series A Preferred stock) for the Class B Common Stock. As consideration to the Affiliates for entering into the pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 shares of the Company’s common stock at $0.08 per share. Effective November 30, 2020, the option agreement was amended to cancel the 2,000,000 options, see Note 11.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2021	2020

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Land	67,088	67,088
Land improvements	452,005	452,005
Land easements	37,015	37,015
	580,934	580,934
Less accumulated depreciation and amortization	(108,765)	(73,890)

	$472,169	$507,044

Depreciation and amortization expense totaled $34,875 and $34,663 for the years ended April 30, 2021 and 2020, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2021	2020

Accrued payroll	$30,090	$30,090
Accrued consulting	60,000	24,000
Accrued interest and penalties	623,085	402,816
Other	94,174	94,174

	$807,349	$551,080

F-16

NOTE 7 – NOTES PAYABLE

Notes Payable

Notes payable consist of the following at April 30:

	2021	2020
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10%
$250,000 draw on March 5, 2021	$250,000	$-
$200,000 draw on March 26, 2021 [1]	200,000	-
Note payable to an unrelated party with an issue date of March 8, 2021 with interest at 10% [2]	75,000	-
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [3]	250,000	-

Total	$775,000	$-

[1]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The maturity date of the note is the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. The note has an interest rate of ten percent per annum from the date of each drawdown.

[2]

Effective March 8, 2021 the Company entered into a promissory note with JSJ Investments, Inc with a principal amount of $75,000. The maturity date of the note is March 8, 2022 and the note has an interest rate of 10% per annum from the date of funding.

[3]

Effective March 11, 2021 the Company entered into a promissory note with Vista Capital Investments, Inc with a principal amount of $250,000. The maturity date of the note is March 11, 2022 and the note has an interest rate of 10% per annum from the date of funding.

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at April 30:

	2021	2020

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

F-17

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2021	2020
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000
Note payable to an accredited investor, matured January 11, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [3]	-	59,400
Note payable to an accredited investor, matured January 17, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price [4]	-	53,028
Note payable to an accredited investor, matured January 24, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	42,365
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [6]	91,331	91,331
Note payable to an accredited investor, maturing February 27, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [7]	-	2,009
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [8]**	10,000	10,000
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [9]	9,719	10,000
Note payable to an individual, maturing January 22, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [10]**	6,500	6,500
Note payable to an individual, maturing May 14, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [11]	34,000	-
Note payable to an individual, maturing September 9, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [12]	9,225	-

	235,775	323,133
Less discount	-	-

Total	$235,775	$323,133

** Balance as of April 30, 2020 were previously presented as related party notes but reclassified to conform with current year presentation.

[1]

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

[2]

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

F-18

[3]

Effective January 11, 2019, the Company issued and delivered to One44 Capital LLC (“One44”) a 10% convertible note in the principal amount of $120,000. The Company received net proceeds of $114,000 after payment of $6,000 of the fees and expenses of the lender and its counsel. One44, at any time at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company, with a floor of $0.03 per share. The note matured on January 11, 2020 and was in default as of April 30, 2020. The Company could redeem the note at redemption prices ranging from 130% to 140% during the first 180 days after issuance. The Company could not redeem the note after 180 days from the issuance date. The note had a principal balance of $120,000 as of April 30, 2019. During the year ended April 30, 2020, One44 converted principal of $60,600 and accrued interest of $3,720 into common shares of the Company, resulting in a principal balance of $59,400 as of April 30, 2020. During the year ended April 30, 2021, One44 converted principal of $54,400 and accrued interest of $11,601 into common shares of the Company which paid the note in full and resulted in a gain on settlement of debt being recorded for $6,170.

[4]

Effective January 17, 2019, the Company issued and delivered to JSJ Investments, Inc. (“JSJ”) a 12% convertible note in the principal amount of $125,000. The Company received net proceeds of $122,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. JSJ, at any time at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at $0.03 per share or, upon the occurrence of certain defined defaults, at a 42% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 17, 2020 and was in default as of April 30, 2020. The Company could redeem the note at redemption prices ranging from 135% to 150% during the first 180 days after issuance. The note had a principal balance of $125,000 as of April 30, 2019. During the year ended April 30, 2020, JSJ converted principal of $82,672 into common shares of the Company and the principal was increased by $10,700 for a penalty, resulting in a principal balance of $53,028 as of April 30, 2020. During the year ended April 30, 2021, JSJ converted principal of $53,028 and accrued interest of $20,658 into common shares of the Company to pay the obligation in full.

[5]

Effective April 24, 2019, the Company issued and delivered to EMA Financial, LLC (“EMA”) a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $3,750 of the fees and expenses of the lender and its counsel. EMA, at any time at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to the day the notice of conversion is received by the Company. The note matured on January 24, 2020 and was in default as of April 30, 2020. During the first 180 days the Note was in effect, the Company could redeem the note at redemption prices ranging from 120% to $140%. The Company could not redeem the note after 180 days from the issuance date. The note had a principal balance of $55,000 as of April 30, 2019. In November 2019, a penalty of $25,000 was added to the principal of the note. During the year ended April 30, 2020, EMA converted principal of $37,635 into common shares of the Company, resulting in a principal balance of $42,365 as of April 30, 2020. In February 2021, a penalty of $93,055 was added to the principal of the note. During the year ended April 30, 2021, EMA converted principal of $131,958 into common shares of the Company and paid cash of $3,462 which paid the note in full and resulted in a gain on settlement of debt being recorded for $15,076.

[6]

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020 and was in default as of April 30, 2020. The Company could redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company could not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of April 30, 2019. During year ended April 30, 2020, Auctus converted principal of $33,669 into common shares of the Company, resulting in a principal balance of $91,331 as of April 30, 2020. During the year ended April 30, 2021 there was no activity on the note so the balance remained unchanged. Subsequent to April 30, 2021 this note was paid in full, see Note 14.

F-19

[7]

Effective February 27, 2019, the Company issued and delivered to Coventry Enterprises, LLC (“Coventry”) a 10% convertible note in the principal amount of $55,000. The Company received net proceeds of $52,500 after payment of $2,500 of the fees and expenses of the lender and its counsel. Coventry, at any time at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the day the notice of conversion is received by the Company. The note matured on February 27, 2020 and was in default as of April 30, 2020. During the first 150 days the Note is in effect, the Company could redeem the note at a redemption price of 135%. The note had a principal balance of $55,000 as of April 30, 2019. During the year ended April 30, 2020, Coventry converted principal of $52,991 and accrued interest of $3,669 into common shares of the Company, resulting in a principal balance of $2,009 as of April 30, 2020. During the year ended April 30, 2021, Coventry converted principal of $2,009 and accrued interest of $717 into common shares of the Company which paid off the note in full.

[8]

Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request.

[9]

Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $281 of the principal balance. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request.

[10]

Effective January 22, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $6,500 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request.

[11]

Effective May 14, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $34,000 in payment of accrued fees of $34,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request.

[12]

Effective September 9, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $775 of the principal balance. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request.

F-20

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at April 30:

	2021	2020
Note payable to an accredited investor, maturing December 31, 2021 (as amended), with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$-	$24,700
Note payable to an accredited investor, maturing December 31, 2021 (as amended), with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	-	70,000
Original issue discount convertible debenture to an accredited investor, maturing December 31, 2021 (as amended), with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	-	600,000
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [4]	200,000	200,000
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [5]	90,000	90,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 12%, convertible into common shares of the Company at a defined variable exercise price (long-term at April 30, 2020) [6]	-	35,900
Note payable to an accredited investor, maturing December 31, 2021 (as amended), with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [7]	-	110,000
Note payable to an accredited investor, maturing May 7, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [8]	-	100,000
Note payable to an accredited investor, maturing June 19, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [11]	-	250,000
Note payable to an accredited investor, maturing June 25, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price (long-term at April 30, 2019) [9]	-	56,500
Note payable to an accredited investor, maturing September 4, 2020, with interest at 9%, convertible into common shares of the Company at a defined variable exercise price [10]	-	56,500

Note payable to an accredited investor, maturing two years from each advance, with an original issue discount equal to 10% and a one-time interest charge of 12% added to principal, convertible into common shares of the Company at a defined variable exercise price [12]:

Advance dated September 13, 2018, maturing September 13, 2020	-	1,380
Advance dated October 16, 2018, maturing October 16, 2020	-	123,200
Note payable to an accredited investor, maturing December 31, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [13]	80,000	-
Note payable to an accredited investor issued for extension fees, maturing August 31, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [14]	80,000	-
Note payable to an accredited investor issued for extension fees, maturing March 26, 2022 with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [15]	82,000	-
Total	532,000	1,728,180
Less discount	(133,944)	(140,941)

Net	$398,056	$1,587,239

F-21

[1]

Effective September 13, 2018, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $110,000. The note was issued at a discount, resulting in the Company’s receipt of $100,000 after an original issue discount of $4,500 and payment of $5,500 of the fees and expenses of the lender and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock (i) during the first 180 days, at a price of $3.00 per share of common stock and (ii) thereafter at a 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to December 31, 2021 and the interest rate increased to 18%. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2019. During the year ended April 30, 2020, GS converted principal of $85,300 and $7,226 of accrued interest into common shares of the Company, resulting in a principal balance of $24,700 as of April 30, 2020. During the year ended April 30, 2021, GS converted principal of $24,700 and $5,788 of accrued interest into common shares of the Company to pay off the debt in full.

[2]

Effective September 18, 2018, the Company issued and delivered to GS a 10% convertible note in the principal amount of $70,000. The note was issued at a discount and the Company received no net proceeds. GS paid $56,589 on behalf of the Company to a prior lender in settlement of a dispute and $9,101 was paid for fees and expenses of GS and its counsel. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) The maturity date of the note has been extended to December 31, 2021 and the interest rate raised to 18%. The Company may redeem the note at redemption prices ranging from 130% to 145% during the first 180 days after issuance. The note had a principal balance of $70,000 as of April 30, 2020. During the year ended April 30, 2021, GS converted principal of $70,000 and $17,797 of accrued interest into common shares of the Company which paid the note in full and resulted in a gain on settlement of debt being recorded for $6,379.

[3]

Effective October 9, 2018, the Company issued and delivered to GS a 10% convertible debenture in the principal amount of $600,000. The debenture was issued with an original issue discount of $50,000, resulting in the Company’s receipt of $550,000 of net proceeds. The debenture was issued pursuant to a securities purchase agreement, which allows for the issuance of additional debentures to one or more holders on substantially identical terms. GS, at its option on and after the six-month anniversary of the date of issuance, may convert the unpaid principal balance of, and accrued interest on, the debentures into shares of common stock thereafter at a 40% discount from the average of the three lowest trading price during the 25 days prior to conversion. The maturity date of the debenture has been extended to December 31, 2021 and the interest rate raised to 18%. The Company may redeem the debenture at redemption prices ranging from 112% to 137% during the first 180 days after issuance. Affiliates of Jack W. Hanks and Bruce Lemons, our directors, pledged their shares of Series A preferred stock (constituting 100% of the outstanding shares of Series A preferred stock) to GS to secure the repayment of the debenture by the Company. The debenture had a principal balance of $600,000 as of April 30, 2020. During the year ended April 30, 2021, GS converted principal of $600,000 and $144,782 of accrued interest into common shares of the Company which paid the note in full and resulted in a gain on settlement of debt being recorded for $52,211.

[4]

Effective March 31, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $200,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to November 30, 2020. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of common stock at the same terms as the September GS convertible notes payable. The note had a principal balance of $200,000 as of April 30, 2020 and 2021.

[5]

Effective February 4, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $90,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to February 4, 2020. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of common stock at the same terms as the September GS convertible notes payable. The note had a principal balance of $90,000 as of April 30, 2020 and 2021.

F-22

[6]

Effective February 7, 2019, the Company issued and delivered to Geneva Roth Remark Holdings, Inc. (“Geneva”) a 12% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2019. During the year ended April 30, 2020, Geneva converted principal of $20,600 into common shares of the Company, resulting in a principal balance of $35,900 as of April 30, 2020. During the year ended April 30, 2021, Geneva converted principal of $35,900 and $3,180 of accrued interest into common shares of the Company to pay off the debt in full.

[7]

Effective February 20, 2019, the Company issued and delivered to GS a 10% convertible note in the principal amount of $110,000. The note was issued at a discount and the Company received net proceeds of $100,000 after an original issue discount of $4,500 and payment of $5,500 of the fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.08 per share and thereafter at 40% discount from the lowest trading price during the 20 days prior to conversion. The maturity date of the note has been extended to December 31, 2021 and the interest rate increased to 18%. The Company may redeem the note at redemption prices ranging from 115% to 135% during the first 180 days after issuance. The note had a principal balance of $110,000 as of April 30, 2020. During the year ended April 30, 2021, GS converted principal of $110,000 and $24,019 of accrued interest into common shares of the Company which paid the note in full and resulted in a gain on settlement of debt being recorded for $5,774.

[8]

Effective May 7, 2019, the Company issued and delivered to Odyssey Capital Funding LLC (“Odyssey”) a 10% convertible note in the principal amount of $100,000. The Company received $95,000 after payment of $5,000 of fees and expenses of the lender and its counsel. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the conversion date (with a floor of $0.03 per share for the six months following the date of the note). The note matures on May 7, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $100,000 as of April 30, 2020. During the year ended April 30, 2021, Odyssey converted principal of $97,100 and $17,574 of accrued interest into common shares of the Company which paid the note in full and resulted in a gain on settlement of debt being recorded for $26,851.

[9]

Effective March 25, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount, resulting in the Company’s receipt of $50,000 after payment of $3,000 of the fees and expenses of the lender and its counsel and an original issue discount of $3,500. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock beginning 180 days following the date of the note at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on June 25, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2020. During the year ended April 30, 2021, Geneva converted principal of $56,287 into common shares of the Company which paid the note in full and resulted in a gain on settlement of debt being recorded for $11,372.

[10]

Effective June 4, 2019, the Company issued and delivered to Geneva a 9% convertible note in the principal amount of $56,500. The note was issued at a discount and the Company received $50,000 after an original issue discount of $3,500 and payment of $3,000 of fees and expenses of the lender and its counsel. Geneva, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 29% discount from the lowest trading price during the 20 days prior to conversion. The note matures on September 4, 2020. The Company may redeem the note at redemption prices ranging from 105% to 130% during the first 180 days after issuance. The Company may not redeem the note after the first 180 days after issuance. The note had a principal balance of $56,500 as of April 30, 2020. During the year ended April 30, 2021, Geneva converted principal of $55,015 into common shares of the Company which paid the note in full and resulted in a gain on settlement of debt being recorded for $12,097.

[11]

Effective June 19, 2019, the Company issued and delivered to Odyssey a 10% convertible note in the principal amount of $250,000. Of the note proceeds, $144,296 was paid to One44 to redeem its February 27, 2019 convertible note and the Company received $80,704 after payment of $25,000 of legal and brokerage fees. Odyssey, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to and including the date of conversion (with a floor of $0.03 per share for the six months following the date of the note). The note matures on June 19, 2020. The Company may redeem the note at redemption prices ranging from 130% to 140% during the first 120 days after issuance. The Company may not redeem the note after the first 120 days after issuance. The note had a principal balance of $250,000 as of April 30, 2020. During the year ended April 30, 2021, Geneva converted principal of $220,500 and accrued interest of $37,454 into common shares of the Company and the Company paid $35,736 in cash to pay the note in full, which resulted in a gain on settlement of debt being recorded for $53,129.

F-23

[12]

Effective September 13, 2018, the Company issued and delivered to Vista Capital Investments, LLC (“Vista”) a convertible note in the original maximum principal amount of $550,000 (consisting of an initial advance of $100,000 on such date and possible future advances). An original issue discount equal to 10% of each advance will be added to principal. The maturity date of advances under the convertible note is two years from the date of each advance. Terms of the convertible note include certain penalties for additional principal and changes in conversion prices when the trading price of the Company’s common stock decreases to defined levels. An original issue discount of $10,000 and a one-time 12% interest charge of $13,200 was added to the $100,000 advance at inception, resulting in total initial principal of $123,200. Through April 30, 2019, the note was partially converted into shares of the Company’s common stock resulting in a principal balance of $80,700 as of April 30, 2019. During the year ended, 2020, Vista converted principal of $79,320 into common shares of the Company, resulting in a principal balance of $1,380 as of April 30, 2020. During the year ended April 30, 2021, Vista confirmed that there were no amounts owing on the debt, therefore a gain on settlement of debt was recorded for $1,380.

On October 16, 2018, the Company received proceeds of $200,000 from a second advance under the Vista long-term convertible note. An original issue discount of $20,000 and a one-time 12% interest charge of $26,400 was added to the note principal, resulting in total principal of $246,400, which balance was outstanding as of April 30, 2019. Effective May 14, 2019, Vista assigned $123,200 of this note, resulting in a principal balance of $123,200 as of April 30, 2020. During the year ended April 30, 2021, Vista converted principal of $106,440 into common shares of the Company to pay the note in full, which resulted in a gain on settlement of debt being recorded for $16,760.

[13]

Effective December 15, 2020, the Company entered into a fourth amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018 – see notation [1], $70,000 note dated September 18, 2018 – see notation [2], $$600,000 note dated October 5, 2018 – see notation [3], and $110,000 note dated February 20, 2019 – see notation [7]) to extend the notes due dates from December 20, 2020 to December 31, 2020. In conjunction with the extension, the Company entered into an 18% convertible note in the principal amount of $80,000. The note was issued at a discount and the Company received net proceeds of $75,000 after an original issue discount of $5,000. The note had a principal balance of $80,000 as of April 30, 2021.

[14]

Effective December 31, 2020, the Company entered into a fifth amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018 – see notation [1], $70,000 note dated September 18, 2018 – see notation [2], $$600,000 note dated October 5, 2018 – see notation [3], and $110,000 note dated February 20, 2019 – see notation [7]) to extend the notes due dates from December 31, 2020 to August 31, 2021. In exchange for the extension, the aggregate principal amounts of the notes increased by $80,000.

[15]

Effective March 26, 2021, the Company issued and delivered to GS a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the lowest trading price during the 15 days prior to conversion. The Company may redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance. The note had a principal balance of $82,000 as of April 30, 2021. Subsequent to April 30, 2021 this note was paid in full, see Note 14.

NOTE 8 – PPP LOANS PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) in the amount of $167,900 and was funded on April 21, 2020. Effective April 20, 2021 the Company was notified that the loan had been forgiven and paid in full.

With an effective date of January 25, 2021, a second loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the SBA and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (“the Act”) in the amount of $150,000 and was funded on January 26, 2020. The Company has applied for loan forgiveness pursuant to the provisions of the Act.

NOTE 9 – SBA BRIDGE LOAN PAYABLE

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

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have been identified as derivatives. In addition, the Company identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. As of April 30, 2021 and 2020, the number of warrants or common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options and convertible debt are included in the value of the derivative.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the years ended April 30, 2021 and 2020, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2019	$18,063	$1,807,533	$1,825,596
New issuances of debt	-	192,500	192,500
Debt conversions and repayments	-	(812,896)	(812,896)
Change in fair value of derivative liabilities	(18,048)	1,420,281	1,402,233

Balance, April 30, 2020	15	2,607,418	2,607,433
New issuances of options, warrants and debt	-	200,859	200,859
Debt conversions and repayments	-	(22,705,172)	(22,705,172)
Change in fair value of derivative liabilities	235,887	22,671,035	22,906,922

Balance, April 30, 2021	$235,902	$2,774,140	$3,010,042

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of April 30, 2021 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 0.03% to 0.70%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 412.7% to 1556.1%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2021, the Company had authorized 11,000,000 shares consisting of 10,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Effective February 16, 2021, the Company amended its Articles of Incorporation to increase the number of its authorized shares from 25,010,000,000 to 37,010,000,000 shares, comprised of 37,000,000,000 common shares and 10,000,000 preferred shares. Effective July 1, 2021, the Company amended its Articles of Incorporation to decrease the number of its authorized shares from 37,010,000,000 to 11,000,000 shares, comprised of 10,000,000 common shares and 1,000,000 preferred shares.

Effective July 1, 2021, the Company amended its articles of incorporation to provide for a 1 for 10,000 reverse stock split of our common shares. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving such amendment. The amendment was also approved by the Company’s Board of Directors. The Company has given retroactive effect to the reverse stock split for all periods presented. See Note 14.

Common Stock Issuances

During the year ended April 30, 2021, the Company issued a total of 1,916,358 shares of its common stock: 2,000 shares for consulting services valued at $34,000; 1,525,583 shares valued at $1,932,365 in conversion of convertible notes principal of $1,618,394, accrued interest payable of $301,943 and payment of fees of $12,028; and 388,775 shares valued at $4,277 in conversion of convertible notes payable – related party principal of $4,277. Settlement of derivative liabilities in debt conversions and repayments totaled $22,511,164.

During the year ended April 30, 2020, the Company issued a total of 1,328,465 shares of its common stock: 3 shares for consulting services valued at $84; 16,991 shares valued at $28,387 in payment of accrued expenses of $36,942 resulting in a gain on extinguishment of debt of $8,555; 667,835 shares valued at $811,676 in conversion of convertible notes principal of $769,255, accrued interest payable of $33,671 and payment of fees of $8,750; and 643,636 shares valued at $355,460 in conversion of convertible notes payable – related party principal of $354,000 and accrued interest payable of $1,460. Settlement of derivative liabilities in debt conversions and repayments totaled $812,896.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

During the year ended April 30, 2021 no preferred shares were issued. Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued at $23,900 by an independent valuation firm.

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

A summary of warrant activity during the years ended April 30, 2021 and 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2019	1,789,291	$1.00	2.91
Granted	444,248,462	$1.00
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2020	446,037,753	$1.00	1.91
Granted	633,880,117	$1.00
Canceled / Expired	(8,000)	$0.58
Exercised	-

Outstanding, April 30, 2021	1,079,909,872	$1.00	0.91

The warrant shares granted during the years ended April 30, 2021 and 2020 are comprised of warrant shares issued to warrant holders pursuant to anti-dilution provisions.

Stock Options

As a condition for entering into the October 5, 2018 GS convertible debenture (see Note 7), GS required affiliates of Jack W. Hanks and Bruce Lemons, our directors (the “Affiliates”), to pledge their shares of Class B Common Stock (constituting 100% of the then outstanding shares of Class B Common Stock) to GS to secure the repayment of the debenture by the Company. As consideration to the Affiliates for entering into the GS pledge agreement, the Company granted a ten-year option, effective as of December 11, 2018, to the Affiliates to purchase 2,000,000 common shares of the Company at $0.08 per share. Effective November 30, 2020, the option agreement was amended to cancel the 2,000,000 options.

A summary of stock option activity during the years ended April 30, 2021 and 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2019	2,000,000	$0.08

Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2020	2,000,000	$0.08	8.62

Granted	-
Canceled / Expired	(2,000,000)
Exercised	-

Outstanding, April 30, 2021	-	$-	-

Common Stock Reserved

Combined with the 3,251,641 common shares outstanding at April 30, 2021, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

NOTE 12 – INCOME TAXES

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $16,274,000 as of April 30, 2021 that will be available to offset future taxable income. The available net operating loss carry forwards expire in various years through 2041. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2021	2020
Deferred tax asset:
Net operating loss carryforward	$3,417,552	$3,026,640
Valuation allowance	(3,417,552)	(3,026,640)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2021	2020

Change in net operating loss benefit	$390,912	$327,930
Change in valuation allowance	(390,912)	(327,930)

Total	$-	$-

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

On July 14, 2020, a consultant for rail services to the Company filed a complaint against the Company and its CEO Jack W Hanks, an individual, for payment of $100,000 of consulting fees. The Court Action is filed as CRU Trading Co, (“CRU”) Plaintiff, v. MMEX Resources Corp and Jack W. Hanks in the District Court of Harris, County Texas Cause No. 2020-41853/Court;165. The Company, based on consultation with legal counsel, believed the complaint was without merit and filed a verified denial and a motion to dismiss the litigation. In April of 2021 the parties agreed to settle the matter, therefore in exchange for a nonsuit of certain claims and a stay of litigation the Company agreed to pay $60,000 over a 6-month period. After paying the amount in full all parties will fully release each other from any claims related to the matter and CRU will dismiss the lawsuit.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

On May 20, 2021, we entered into a Purchase and Sale Agreement to acquire 323.841 acres of land in, or near, Pecos County, Texas, in exchange for $242,881. Per the terms of the agreement, we remitted a non-refundable earnest money payment of $10,000 and committed to close on or before the thirtieth day after the title company issued a title commitment, or on a date mutually agreed upon. On July 8, 2021 we entered into the first amendment to the Purchase and Sale Agreement which provided for an extension of the closing date, which was to occur on or before September 15, 2021. In exchange for the extension, we remitted a non-refundable extension payment of $10,000 which is applicable to the purchase price at closing. We closed on this land purchase on July 27, 2021.

On June 22, 2021, the Company issued and delivered to GS Capital Partners, LLC (“GS”) a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the average of the two lowest trading prices of the Company’s common stock during the 15 prior trading days including the day upon which a notice of conversion is received by the Company. The Company may redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance.

On June 22, 2021 the Company executed a drawdown request of $200,000 in accordance with the terms of the February 22, 2021 promissory note with GS Capital Partners, LLC. The maturity date of the note is the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. The note has an interest rate of ten percent per annum from the date of the drawdown.

Effective July 1, 2021, the Company amended its articles of incorporation to provide for a 1 for 10,000 reverse stock split of our common shares. As a result of the stock split the Company issued an additional 17,754 shares of common stock to account for rounding issues. The Company has given retroactive effect to the reverse stock split for all periods presented. See Note 14.

On July 15, 2021, we entered into a Securities Purchase Agreement (“SPA”) with an institutional investor, pursuant to which we agreed to issue and sell, in a registered direct offering 170,000 shares of our common stock and warrants exercisable for an aggregate of 2,575,000 shares of our common stock at a combined offering price of $0.80 per share. The warrants have an exercise price of $0.80 per share. Each warrant is immediately exercisable and will expire on the fifth anniversary from the issuance date. We also offered and sold to the institutional investor pre-funded warrants to purchase an aggregate of 3,580,000 shares of common stock, in lieu of shares of common stock. Each pre-funded warrant is exercisable for one share of our common stock. The purchase price of each pre-funded warrant is equal to $0.80 per share price at which common stock is sold in the offering, minus $0.0001, and the exercise price of each pre-funded warrant is $0.0001 per share. Subject to certain ownership limits, the pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. As a result of the SPA, the Company received proceeds of $2,650,850 after deducting placement agent fees and related offering expenses.

Subsequent to April 30, 2021, the Company made a payment to its lender to extinguish a January 31, 2019 convertible notes payable with a principal balance of $91,331 that had been in default, see Note 7. The Company also made a payment to another lender to extinguish a March 26, 2021 convertible note payable with a principal balance of $82,000, see Note 7, and to extinguish a June 22, 2021 convertible note payable with a principal balance of $82,000, see above, and to repay the June 22, 2021 drawdown of $200,000 on a February 22, 2021 promissory note, see above.

Subsequent to April 30, 2021, the Company issued 11,814 common shares to lenders in the conversion of debt principal of $40,000, accrued interest payable of $2,027 and conversion fees of $504. The Company also issued 250,000 shares for the exercise of the pre-funded warrants granted in conjunction with the July 15, 2021 SPA.

