Form 10-Q
period 2021-07-31
MMEX Resources Corp
filed 2021-09-14
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2021, there were 3,926,209 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2021

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2021 filed with the Securities and Exchange Commission (“SEC”).

The Company amended its articles of incorporation to provide for a 1 for 10,000 reverse stock split of its common shares, which was effective as of July 1, 2021. The Company has given retroactive effect to the reverse stock split for all periods presented in this report on Form 10-Q.

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2021	April 30, 2021
Assets	(unaudited)

Current assets:
Cash	$1,732,229	$330,449
Prepaid expenses and other current assets	331,283	37,893
Total current assets	2,063,512	368,342

Property and equipment, net	708,848	472,169
Deposit	900	900

Total assets	$2,773,260	$841,411

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$797,002	$802,640
Accrued expenses	843,616	807,349
Accounts payable and accrued expenses – related parties	293,324	272,834
Note payable, currently in default	75,001	75,001
Note payable	775,000	775,000
Convertible notes payable, currently in default, net of discount of $0 and $0 at July 31, 2021 and April 30, 2021, respectively	144,444	235,775
Convertible notes payable, net of discount of $14,748 and $133,944 at July 31, 2021 and April 30, 2021, respectively	395,252	398,056
Convertible notes payable – related parties, net of discount of $0 and $235 at July 31, 2021 and April 30, 2021, respectively	74,990	74,755
PPP loans payable	150,000	150,000
SBA express bridge loan payable	10,000	10,000
Derivative liabilities	-	3,010,042
Total current liabilities	3,558,629	6,611,452

Total liabilities	3,558,629	6,611,452

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 10,000,000 shares authorized, 3,701,209 and 3,251,641 shares issued and outstanding at July 31, 2021 and April 30, 2021, respectively	3,701	3,252
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 1,000 Series A shares issued and outstanding	1	1
Additional paid-in capital	64,894,460	62,201,528
Non-controlling interest	9,871	9,871
Accumulated deficit	(65,693,402)	(67,984,693)
Total stockholders’ deficit	(785,369)	(5,770,041)

Total liabilities and stockholders’ deficit	$2,773,260	$841,411

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2021	2020

Revenues	$-	$-

Operating expenses:
General and administrative expenses	442,507	183,325
Project costs	3,060	37,700
Depreciation and amortization	8,718	8,718

Total operating expenses	454,285	229,743

Loss from operations	(454,285)	(229,743)

Other income (expense):
Interest expense	(204,610)	(554,089)
Gain (loss) on derivative liabilities	3,010,042	1,187,352
Gain (loss) on extinguishment of liabilities	(59,856)	-

Total other income (expense)	2,745,576	633,263

Income (loss) before income taxes	2,291,291	403,520
Provision for income taxes	-	-

Net income (loss)	2,291,291	403,520

Non-controlling interest in income of consolidated subsidiaries	-	-

Net income (loss) attributable to the Company	$2,291,291	$403,520

Net income (loss) per common share – basic	$0.69	$0.30
Net income (loss) per common share – diluted	$0.13	$0.16
Weighted average number of common shares outstanding - basic	3,306,697	1,335,282
Weighted average number of common shares outstanding - diluted	19,228,868	2,500,000

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2020 (Unaudited)

	Common Stock		Class A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2020	1,335,283	$1,335	-	$-	$37,721,640	$9,871	$(43,457,807)	$(5,724,961)
Net loss	-	-	-	-	-	-	403,520	403,520

Balance, July 31, 2020	1,335,283	$1,335	-	$-	$37,721,640	$9,871	$(43,054,287)	$(5,321,441)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2021 (Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2021	3,251,641	$3,252	1,000	$1	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)
Shares issued with prefunded warrants for cash	170,000	170	-	-	2,999,830	-	-	3,000,000
Shares issued for conversion of convertible notes payable and accrued interest	11,814	11	-	-	42,520	-	-	42,531
Shares issued for reverse stock split	17,754	18	-	-	(18)	-	-	-
Shares issued for the exercise of prefunded warrants	250,000	250	-	-	(250)	-	-	-
Offering costs	-	-	-	-	(349,150)	-	-	(349,150)
Net income	-	-	-	-	-	-	2,291,291	2,291,291

Balance, July 31, 2021	3,701,209	$3,701	1,000	$1	$64,894,460	$9,871	$(65,693,402)	$(785,369)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,291,291	$403,520
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,718	8,718
(Gain) loss on derivative liabilities	(3,010,042)	(1,187,352)
Amortization of debt discount	63,075	80,428
Interest expense added to convertible note payable principal	-	35,000
(Gain) loss on extinguishment of liabilities	59,856	-
(Increase) decrease in prepaid expenses and other current assets	(293,390)	7,223
Increase (decrease) in liabilities:
Accounts payable	(5,638)	39,214
Accrued expenses	38,798	431,286
Accounts payable and accrued expenses – related party	20,490	109,485
Net cash used in operating activities	(826,842)	(72,478)

Cash flows from investing activities:
Purchase of property and equipment	(245,397)	-
Net cash used in investing activities	(245,397)	-

Cash flows from financing activities:
Proceeds from notes payable	200,000	-
Proceeds from convertible notes payable	78,500	-
Proceeds from convertible notes payable – related party	-	10,000
Proceeds from SBA express bridge loan payable	-	10,000
Repayments of notes payable	(200,000)	-
Repayments of convertible notes payable	(255,331)	-
Proceeds from the sale of common stock and prefunded warrants	3,000,000	-
Offering costs	(349,150)	-
Net cash provided by financing activities	2,474,019	20,000

Net increase (decrease) in cash	1,401,780	(52,478)
Cash at the beginning of the period	330,449	66,830
Cash at the end of the period	$1,732,229	$14,352

Supplemental disclosure:
Interest paid	$106,651	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$42,531	$-
Derivative liabilities for related party debt discount	$-	$6,602
Convertible notes payable – related party for accrued expenses	$-	$76,266
Reverse split	$18	$-
Exercise of prefunded warrants	$250	$-

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

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Refining & Transport, LLC (“PRT”)	100%	LLC	Texas	Subsidiary
Armadillo Holdings Group Corp.	100%	Corporation	British Virgin Isles	Subsidiary
Armadillo Mining Corp. (“AMC”)	98.6%	Corporation	British Virgin Isles	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Texas Gulf Refining & Trading, LLC	100%	LLC	Texas	Subsidiary
Louisiana Gulf Refining & Trading, LLC	100%	LLC	Louisianna	Subsidiary
Rolling Stock Marine, LLC	100%	LLC	Texas	Subsidiary

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2021 filed with the SEC on July 29, 2021.

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

Property and equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Office furniture and equipment	10 years
Computer equipment and software	5 years
Land improvements	15 years
Land easements	10 years

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

Derivative liabilities

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions were previously identified as derivatives. In addition, the Company has previously identified the conversion feature of convertible notes payable as derivatives. The number of warrants or common shares to be issued under these agreements is indeterminate; therefore, through April 30, 2021 the Company concluded that the equity environment was tainted and all warrants, stock options and convertible debt were included in the value of the derivatives. During the three months ended July 31, 2021 it was determined that the Company could increase their authorized common shares at any time, therefore the environment was no longer deemed to be tainted and all derivative liabilities were written off the books.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

July 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$-	$-

April 30, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,010,042	$-	$-	$3,010,042

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

Project costs

All project costs incurred, including acquisition of refinery rights, planning, design and permitting, have been recorded as project costs and expensed as incurred.

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2021 and 2020 the dilutive effect of options, warrants, and convertible notes payable was 15,922,172 and 1,164,717, respectively.

Employee stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the three months ended July 31, 2021 and 2020, the Company had no stock-based compensation to employees.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $65,693,402 and a total stockholders’ deficit of $785,369 at July 31, 2021, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $1,732,229 at July 31, 2021, we still have a working capital deficit of $1,495,117, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $293,324 and $272,834 as of July 31, 2021 and April 30, 2021, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective January 1, 2020, the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $17,897 and effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the three months ended July 31, 2021 and 2020, we incurred consulting fees and expense reimbursement to Maple Resources totaling $60,600 and $53,691, respectively. During the three months ended July 31, 2021 we made payments to Maple Resources of $71,500.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In November 2019, 7,628shares of our common stock were issued to Maple Resources in payment of $20,000 of consulting fees for July through October 2019. No shares were issued to Maple Resources in payment of consulting fees for November 2019 through April 2021 or during the three months ended July 31, 2021 under the consulting agreement.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $123,450 ($105,000 payable in stock) and $118,540 ($90,000 payable in stock) as of July 31, 2021 and April 30, 2021, respectively, which was inclusive of accrued interest due under the convertible notes described below.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2020, we issued a total of 3,876 common shares valued at $15,009 to the related party, with the shares valued at the market price on the date of issuance, in payment of accrued consulting fees totaling $17,500. A gain on extinguishment of debt of $2,491 related to this compensation arrangement was recorded as a contribution to capital. During the three months ended July 31, 2021 we incurred expense reimbursement to Mrs. Hanks of $10,544. Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $81,102 ($52,500 payable in stock) and $63,058 ($45,000 payable in stock) as of July 31, 2021 and April 30, 2021, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO. The consulting agreements can be terminated 15 days after written notice of termination by either party subject to the agreement or December 31, 2021, whichever occurs first. During the three months ended April 30, 2021 we incurred $31,065 for fees and expense reimbursements to the children and paid $33,665. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $87,900 and $90,500 as of July 31, 2021 and April 30, 2021, respectively.

Series A Preferred Stock

Effective August 1, 2019, the Company issued 1,000 shares of Series A preferred stock to Maple Resources for services rendered. The shares were valued by an independent valuation firm at $23,900. See Note 12.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following:

	July 31, 2021	April 30, 2021
Convertible note payable with Maple Resources Corporation, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [1]	$7,033	$7,033
Convertible note payable with BNL Family Trust, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [2]	10,691	10,691
Convertible note payable with Maple Resources Corporation, matured February 12, 2021, with interest at 5%, convertible into common shares of the Company [3]	5,000	5,000
Convertible note payable with Maple Resources Corporation, matured March 2, 2021, with interest at 5%, convertible into common shares of the Company [4]	800	800
Convertible note payable with Maple Resources Corporation, matured May 12, 2021, with interest at 5%, convertible into common shares of the Company [5]	41,466	41,466
Convertible note payable with Maple Resources Corporation, matured July 31, 2021, with interest at 5%, convertible into common shares of the Company [6]	10,000	10,000

	74,990	74,990
Less discount	-	(235)

Total	$74,990	$74,755

[1] This convertible note was entered into on December 27, 2019 in exchange for cash of $5,500 and financing fees of $5,500 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 360,682 common shares were issued to extinguish $3,967 of the principal balance. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request and recorded interest expense of $89 during the three months ended July 31, 2021. As of July 31, 2021 and April 30, 2021 accrued interest on the convertible note was $807 and $718, respectively.

[2] This convertible note was entered into on December 27, 2019 in exchange for cash of $11,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 28,094 common shares were issued to extinguish $309 of the principal balance. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request and recorded interest expense of $135 during the three months ended July 31, 2021. As of July 31, 2021 and April 30, 2021 accrued interest on the convertible note was $872 and $737, respectively.

[3] This convertible note was entered into on February 12, 2020 in exchange for cash of $5,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 454,545 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request and recorded interest expense of $63 during the three months ended July 31, 2021. As of July 31, 2021 and April 30, 2021 accrued interest on the convertible note was $366 and $303, respectively.

[4] This convertible note was entered into on March 2, 2020 in exchange for cash of $800 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 72,727 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request and recorded interest expense of $10 during the three months ended July 31, 2021. As of July 31, 2021 and April 30, 2021 accrued interest on the convertible note was $50 and $40, respectively.

[5] This convertible note was entered into on May 12, 2020 in exchange for accrued consulting fees worth $41,466 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 3,769,636 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request and recorded interest expense of $523 during the three months ended July 31, 2021. As of July 31, 2021 and April 30, 2021 accrued interest on the convertible note was $2,528 and $2,005, respectively.

[6] This convertible note was entered into on July 31, 2020 in exchange for cash of $10,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 909,091 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request and recorded interest expense of $126during the three months ended July 31, 2021. As of July 31, 2021 and April 30, 2021 accrued interest on the convertible note was $500 and $374, respectively.

Other Contractual Agreements

Maple Resources granted BNL Family Trust (“BNL”), a related party to Mr. Lemons, an option to purchase 1,000,000 shares of common stock from Maple Resources at a price of $0.20 per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2021	April 30, 2021

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	312,485	67,088
Refinery land improvements	452,005	452,005
Refinery land easements	37,015	37,015
	826,331	580,934
Less accumulated depreciation and amortization	(117,483)	(108,765)

	$708,848	$472,169

On May 20, 2021, we entered into a Purchase and Sale Agreement to acquire 323.841 acres of land in, or near, Pecos County, Texas, which closed on July 27, 2021. We paid a total of $245,397 for the acquisition.

Depreciation and amortization expense totaled $8,718 for the three months ended July 31, 2021 and 2020, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2021	April 30, 2021

Accrued payroll	$30,090	$30,090
Accrued consulting	66,000	60,000
Accrued interest and penalties	653,352	623,085
Other	94,174	94,174

	$843,616	$807,349

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

Notes Payable

	July 31, 2021	April 30, 2021

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Notes payable consist of the following at:

[1] Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The maturity date of the note is the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. The note has an interest rate of ten percent per annum from the date of each drawdown. During the three months ended July 31, 2021 the Company received $200,000 from a draw on June 21, 2021, however, repaid the amount in full on July 20, 2021.

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

Convertible Note Payable, Currently in Default

	July 31, 2021	April 30, 2021
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [1]	$250,000	$250,000
$250,000 draw on March 5, 2021 $200,000 draw on March 26, 2021	200,000	200,000
Note payable to an unrelated party with an issue date of March 8, 2021 with interest at 10% [2]	75,000	75,000
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [3]	250,000	250,000

Total	$775,000	$775,000

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2021	April 30, 2021
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [3]	-	91,331
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [4]	10,000	10,000
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [5]	9,719	9,719
Note payable to an individual, maturing January 22, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [6]	6,500	6,500
Note payable to an individual, maturing May 14, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [7]	34,000	34,000
Note payable to an individual, maturing September 9, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [8]	9,225	9,225

	144,444	235,775
Less discount	-	-

Total	$144,444	$235,775

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

[3] Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds of $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020 and was in default as of April 30, 2020. The Company could redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company could not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of April 30, 2019. During year ended April 30, 2020, Auctus converted principal of $33,669 into common shares of the Company, resulting in a principal balance of $91,331 as of April 30, 2020. During the year ended April 30, 2021 there was no activity on the note so the balance remained unchanged. During the three months ended July 31, 2021 this note was paid in full.

[4] Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request.

[5] Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $281 of the principal balance. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request.

[6] Effective January 22, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $6,500 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until they can issue all shares to satisfy the conversion request.

[7] Effective May 14, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $34,000 in payment of accrued fees of $34,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request.

[8] Effective September 9, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $775 of the principal balance. The Company continues to accrue interest on the convertible note until it can issue all shares to satisfy the conversion request.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	July 31, 2021	April 30, 2021
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$200,000	$200,000
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	90,000	90,000
Note payable to an accredited investor, maturing December 31, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	40,000	80,000
Note payable to an accredited investor issued for extension fees, maturing August 31, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [4]	80,000	80,000
Note payable to an accredited investor issued for extension fees, maturing March 26, 2022 with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	82,000
Total	410,000	532,000
Less discount	(14,748)	(133,944)

Net	$395,252	$398,056

[1] Effective March 31, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $200,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to November 30, 2020. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance).

[2] Effective February 4, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $90,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to February 4, 2020. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020. GS, at its option, may convert the unpaid principal balance and accrued interest into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance).

[3] Effective December 15, 2020, the Company entered into a fourth amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates from December 20, 2020 to December 31, 2020. In conjunction with the extension, the Company entered into an 18% convertible note in the principal amount of $80,000. The note was issued at a discount and the Company received net proceeds of $75,000 after an original issue discount of $5,000. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance).  During the three months ended July 31, 2021, the Company issued common shares to convert $40,000 worth of principal under the terms of the agreement.

[4] Effective December 31, 2020, the Company entered into a fifth amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates from December 31, 2020 to August 31, 2021. In exchange for the extension, the aggregate principal amounts of the notes increased by $80,000. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance).

[5] Effective March 26, 2021, the Company issued and delivered to GS a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the lowest trading price during the 15 days prior to conversion. The Company could redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance. During the three months ended July 31, 2021, the Company repaid this note in full.

In addition to the Convertible Notes outstanding as of July 31, 2021 and April 30, 2021, as noted above, effective June 22, 2021, the Company issued and delivered to GS a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the average of the two lowest trading prices during the 15 prior trading days including the day of conversion. The Company could redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance. During the three months ended July 31, 2021, the Company repaid this note in full.

NOTE 8 – PPP LOANS PAYABLE

With an effective date of January 25, 2021, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (“the Act”) in the amount of $150,000 and was funded on January 26, 2020. The Company has applied for loan forgiveness pursuant to the provisions of the Act.

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

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contain certain anti-dilution provisions that have previously been identified as derivatives. In addition, the Company previously identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives. The number of warrants or common shares to be issued under these agreements is indeterminate; therefore, through April 30, 2021 the Company concluded that the equity environment was tainted and all warrants, stock options and convertible debt were included in the value of the derivatives. During the three months ended July 31, 2021, it was determined that the Company could increase their authorized common shares at any time, based on an agreement of the majority of voters to do so when needed, therefore the environment was no longer deemed to be tainted and all derivative liabilities were written off the books.

The Company estimated the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the three months ended July 31, 2021, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2021	$235,902	$2,774,140	$3,010,042
Change in fair value of derivative liabilities	(235,902)	(2,774,140)	(3,010,042)

Balance, July 31, 2021	$-	$-	$-

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of July 31, 2021, the Company had authorized 11,000,000 shares of capital stock, consisting of 10,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On August 16, 2021, the Company approved an amendment to its Articles of Incorporation to increase the number of its authorized shares of common stock from 10,000,000 to 200,000,000. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving the amendment. Pursuant to the rules of the Securities & Exchange Commission, the Company was required to wait for at least 20 calendar days before causing such amendment to become effective with the Secretary of State of Nevada.

Common Stock Issuances

During the three months ended July 31, 2021, the Company issued a total of 449,568 shares of its common stock: 170,000 shares (plus 3,580,000 prefunded warrants and 2,575,500 warrants, see Warrants below) for cash of $3,000,000; 11,814 shares valued at $42,531 in conversion of convertible notes principal of $40,000, accrued interest payable of $2,027 and payment of fees of $504; 17,754 shares issued pursuant to the rounding of fractional shares in connection with our reverse stock split; and 250,000 shares issued for the exercise of prefunded warrants. In conjunction with the stock and warrants issued for cash, the Company also issued 337,500 warrants to the placement agent (see Warrants below) and recognized $349,150in out-of-pocket offering costs.

During the three months ended July 31, 2020, the Company did not issue any shares of its common stock.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

During the three months ended July 31, 2021 and 2020 the Company did not issue any shares of its preferred stock.

Warrants

The Company has issued warrants in prior years to investors in a series of subscription agreements in equity financings or for other stock-based compensation. Certain of the warrants contain anti-dilution provisions that the Company has previously identified as derivatives. The Company estimates the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes and considering the previous existence of a tainted equity environment (see Note 10).

A summary of warrant activity during the three months ended July 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2021	107,991	$1.00	0.91
Granted	6,508,641	$0.37
Canceled / Expired	-	$-
Exercised	(250,000)	$0.00

Outstanding, July 31, 2021	582,873,825	$1.00	2.28

During the three months ended July 31, 2021 the Company granted 15,641warrants issued to warrant holders pursuant to anti-dilution provisions and 6,493,000 warrants issued in conjunction with the sale of common stock (see Common Stock Issuances above). As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and recording offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrant granted in association with the capital raise. Of the 6,493,000 warrants granted, 3,580,000 are prefunded, therefore have a zero exercise price and no expiration. The remaining warrants have a 5 year life and 2,575,500 of the warrants have a $0.80 exercise price while the other 337,500 have a $1.00 exercise price.

Common Stock Reserved

Combined with the 3,701,209 common shares outstanding as of July 31, 2021, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the three months ended July 31, 2021 we were not involved in any material legal proceedings.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Common Shares Issued

Subsequent to July 31, 2021, the Company issued 225,000 shares for the exercise of pre-funded warrants.

Amendment to Articles of Incorporations

On August 16, 2021, the Company approved an amendment to its Articles of Incorporation to increase the number of its authorized shares of common stock from 10,000,000 to 200,000,000. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving the amendment.

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

General and Administrative Expenses

Our general and administrative expenses increased to $442,507 for the three months ended July 31, 2021 from $183,325 for the three months ended July 31, 2020. The increase resulted from higher professional fee costs, which included increased costs for legal, public relations, and consulting services.

Project Costs

Our project costs decreased to $3,060 for the three months ended July 31, 2021 from $37,700 for the three months ended July 31, 2020. We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. During the three months ended July 31, 2021 we entered into planning and design contracts for our project development, however, while the projects required deposits, they were not yet completed during the period, therefore amounts were recorded as prepaid expenses as of July 31, 2021, thus explaining the decrease in the expense in the current period. The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as projects are completed.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $8,718 for the three months ended July 31, 2021 and 2020, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $204,610 and $554,089 for the three months ended July 31, 2021 and 2020, respectively. The decrease in interest expense is due to a lower levels of new non-related party convertible debt in the current period, resulting in less amortization of debt discount to interest expense, less loan penalties incurred in the period, and reduced debt balances as a result of debt being paid off or converted into shares common stock.

We reported gains on derivative liabilities of $3,010,042 and $1,187,352 for the three months ended July 31, 2021 and 2020, respectively. We had previously identified the variable conversion feature of certain convertible notes payable as derivatives. We estimated the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities would fluctuate from period to period, and the fluctuation has been material. During the three months ended July 31, 2021 all derivative liabilities were written off the books, resulting in a larger gain in the current period than in the prior period.

We reported a loss on extinguishment of liabilities of $59,856 for the three months ended July 31, 2021, due to convertible notes being paid off during the period where the debt discount on the notes had to be recognized into earnings. We reported no gain or loss on extinguishment of liabilities for the three months ended July 31, 2021.

Net Income (Loss)

As a result of the above, we reported net income of $2,291,291 and $403,520 for the three months ended July 31, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Working Capital

As of July 31, 2021, we had current assets of $2,063,512, comprised of cash and prepaid expenses, and current liabilities of $3,558,629, resulting in a working capital deficit of $1,495,117. Included in our current liabilities as of July 31, 2021 are PPP Loans of $150,000, which we expect to be forgiven.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2021 and 2020 were as follows:

	2021	2020

Cash, beginning of period	$330,449	$66,830
Net cash used in operating activities	(826,842)	(72,478)
Net cash used in investing activities	(245,397)	-
Net cash provided by financing activities	2,474,019	20,000

Cash, end of period	$1,732,229	$14,352

We used net cash of $826,842 in operating activities for the three months ended July 31, 2021 as a result of our net income of $2,291,291, non-cash expenses totaling $131,649, increases in accrued expenses of $38,798, and accounts payable and accrued expenses – related party of $20,490. This was offset by our non-cash gain of $3,010,042, increase in our prepaid expenses and other current assets of $293,390, and a decrease in accounts payable of $5,638.

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

Net cash used in investing activities for the three months ended July 31, 2021 was $245,397, comprised of the purchase of land during the period. We had no net cash provided by or used in investing activities for the three months ended July 31, 2020.

Net cash provided by financing activities for the three months ended July 31, 2021 was $2,474,019, comprised of proceeds from notes payable of $200,000, proceeds from convertible notes payable of $78,500, and proceeds from the sale of our common stock of $3,000,000. This was offset by repayments of notes payable of $200,000, repayments of convertible notes payable of $255,331, and offering costs incurred of $349,150.

Net cash provided by financing activities for the three months ended July 31, 2020 was $20,000, comprised of proceeds from convertible notes payable - related party of $10,000 and proceeds from an SBA express bridge loan of $10,000.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $65,693,402 and a total stockholders’ deficit of $785,369 at July 31, 2021, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $1,732,229 at July 31, 2021, we still have a working capital deficit of $1,495,117. Therefore, there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2021 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended July 31, 2021.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of July 31, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of July 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of July 31, 2021, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.

As of July 31, 2021, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2021, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by the COSO.

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

None.

ITEM 1A Risk Factors

Not applicable.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2021, the Company issued a total of 449,568 shares of its common stock: 170,000 shares for cash of $3,000,000; 11,814 shares valued at $42,531 in conversion of convertible notes principal of $40,000, accrued interest payable of $2,027 and payment of fees of $504; 17,754 shares issued pursuant to the rounding of fractional shares in connection with our reverse stock split; and 250,000 shares issued for the exercise of prefunded warrants. The Company also recognized $349,150 in offering costs.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

MMEX Resources Corporation

Dated: September 14, 2021	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

