Form 10-Q
period 2021-10-31
MMEX Resources Corp
filed 2021-12-09
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 9, 2021, there were 17,845,362 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED OCTOBER 31, 2021

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2021	April 30, 2021
Assets	(unaudited)

Current assets:
Cash	$273,686	$330,449
Prepaid expenses and other current assets	35,433	37,893
Total current assets	309,119	368,342

Property and equipment, net	709,709	472,169
Deposit	900	900

Total assets	$1,019,728	$841,411

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$589,201	$802,640
Accrued expenses	816,861	807,349
Accounts payable and accrued expenses – related parties	59,023	272,834
Note payable, currently in default	75,001	75,001
Note payable	775,000	775,000
Convertible notes payable, currently in default, net of discount of $0 and $0 at October 31, 2021 and April 30, 2021, respectively	75,000	235,775
Convertible notes payable, net of discount of $0 and $133,944 at October 31, 2021 and April 30, 2021, respectively	370,000	398,056
Convertible notes payable – related parties, net of discount of $0 and $235 at October 31, 2021 and April 30, 2021, respectively	-	74,755
PPP loans payable	-	150,000
SBA express bridge loan payable	10,000	10,000
Derivative liabilities	-	3,010,042
Total current liabilities	2,770,086	6,611,452

Total liabilities	2,770,086	6,611,452

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 10,000,000 shares authorized, 17,820,362 and 3,251,641 shares issued and outstanding at October 31, 2021 and April 30, 2021, respectively	17,820	3,252
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 1,000 Series A shares issued and outstanding	1	1
Additional paid-in capital	65,067,236	62,201,528
Non-controlling interest	9,871	9,871
Accumulated deficit	(66,845,286)	(67,984,693)
Total stockholders’ deficit	(1,750,358)	(5,770,041)

Total liabilities and stockholders’ deficit	$1,019,728	$841,411

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	274,493	179,350	717,000	362,675
Project costs	1,006,666	51,985	1,009,726	89,685
Depreciation and amortization	9,246	8,720	17,964	17,438

Total operating expenses	1,290,405	240,055	1,744,690	469,798

Loss from operations	(1,290,405)	(240,055)	(1,744,690)	(469,798)

Other income (expense):
Interest expense	(57,645)	(171,054)	(262,255)	(725,143)
Gain (loss) on derivative liabilities	-	102,341	3,010,042	1,289,693
Gain (loss) on extinguishment of liabilities	196,166	-	136,310	-

Total other income (expense)	138,521	68,713	2,884,097	564,550

Income (loss) before income taxes	(1,151,884)	(308,768)	1,139,407	94,752
Provision for income taxes	-	-	-	-

Net income (loss)	(1,151,884)	(308,768)	1,139,407	94,752

Non-controlling interest in income of consolidated subsidiaries	-	-	-	-

Net income (loss) attributable to the Company	$(1,151,884)	$(308,768)	$1,139,407	$94,752

Net income (loss) per common share – basic	$(0.12)	$0.22	$0.17	$0.00
Net income (loss) per common share – diluted	$(0.12)	$0.22	$0.10	$0.07
Weighted average number of common shares outstanding - basic	9,908,190	1,391,321	6,607,443	1,363,302
Weighted average number of common shares outstanding - diluted	9,908,190	1,391,321	13,069,133	2,500,000

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Six Months Ended October 31, 2020 (Unaudited)

	Common Stock		Class A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2020	1,335,283	$1,335	1,000	$1	$37,721,639	$9,871	$(43,457,807)	$(5,724,961)
Net loss	-	-	-	-	-	-	403,520	403,520
Balance, July 31, 2020	1,335,283	1,335	1,000	1	37,721,639	9,871	(43,054,287)	(5,321,441)
Shares issued for conversion of convertible notes payable and accrued interest	85,828	86	-	-	56,594	-	-	56,680
Settlement of derivative liabilities	-	-	-	-	18,612	-	-	18,612
Net loss	-	-	-	-	-	-	(308,768)	(308,768)

Balance, October 31, 2020	1,421,111	$1,421	1,000	$1	$37,796,845	$9,871	$(43,363,055)	$(5,554,917)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Six Months Ended October 31, 2021 (Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2021	3,251,641	$3,252	1,000	$1	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)
Shares issued with prefunded warrants for cash	170,000	170	-	-	2,999,830	-	-	3,000,000
Shares issued for conversion of convertible notes payable and accrued interest	11,814	11	-	-	42,520	-	-	42,531
Shares issued for reverse stock split	17,754	18	-	-	(18)	-	-	-
Shares issued for the exercise of prefunded warrants	250,000	250	-	-	(250)	-	-	-
Offering costs	-	-	-	-	(349,150)	-	-	(349,150)
Net income	-	-	-	-	-	-	2,291,291	2,291,291

Balance, July 31, 2021	3,701,209	3,701	1,000	1	64,894,460	9,871	(65,693,402)	(785,369)
Shares issued for conversion of convertible notes payable and accrued interest	6,421,929	6,422	-	-	105,484	-	-	111,906
Shares issued for conversion of related party convertible notes payable and accrued interest	6,817,224	6,817	-	-	68,172	-	-	74,989
Shares issued for the exercise of prefunded warrants	880,000	880	-	-	(880)	-	-	-
Net (loss)	-	-	-	-	-	-	(1,151,884)	(1,151,884)

Balance, October 31, 2021	17,820,362	$17,820	1,000	$1	$65,067,236	$9,871	$(66,845,286)	$(1,750,358)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,139,407	$94,752
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	17,964	17,438
(Gain) loss on derivative liabilities	(3,010,042)	(1,289,693)
Amortization of debt discount	77,822	134,959
Interest expense added to convertible note payable principal	-	35,000
(Gain) loss on extinguishment of liabilities	(136,310)	-
(Increase) decrease in prepaid expenses and other current assets	2,460	16,187
Increase (decrease) in liabilities:
Accounts payable	(171,857)	140,431
Accrued expenses	19,089	524,196
Accounts payable and accrued expenses – related party	(213,811)	229,950
Net cash used in operating activities	(2,275,278)	(96,780)

Cash flows from investing activities:
Purchase of property and equipment	(255,504)	-
Net cash used in investing activities	(255,504)	-

Cash flows from financing activities:
Proceeds from notes payable	200,000	-
Proceeds from convertible notes payable	78,500	-
Proceeds from convertible notes payable – related party	-	20,000
Proceeds from SBA express bridge loan payable	-	10,000
Repayments of notes payable	(200,000)	-
Repayments of convertible notes payable	(255,331)	-
Proceeds from the sale of common stock and prefunded warrants	3,000,000	-
Offering costs	(349,150)	-
Net cash provided by financing activities	2,474,019	30,000

Net increase (decrease) in cash	(56,763)	(66,780)
Cash at the beginning of the period	330,449	66,830
Cash at the end of the period	$273,686	$50

Supplemental disclosure:
Interest paid	$116,374	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$154,437	$56,680
Common stock issued in conversion of related party debt	$74,989	$-
Settlement of derivative liabilities	$-	$18,612
Derivative liabilities for related party debt discount	$-	$7,101
Convertible notes payable – related party for accrued expenses	$-	$76,266
Reverse split	$18	$-
Exercise of prefunded warrants	$1,130	$-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2021
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

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Clean Fuels & Transport, LLC (“Pecos”) [1]	100%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC [2]	100%	LLC	Texas	Subsidiary
Texas Gulf Refining & Trading, LLC [2]	100%	LLC	Texas	Subsidiary
Louisiana Gulf Refining & Trading, LLC [2]	100%	LLC	Louisianna	Subsidiary
Rolling Stock Marine, LLC [2]	100%	LLC	Texas	Subsidiary
MMEX CO2 Capture, LLC [2] [3]	100%	LLC	Texas	Subsidiary

[1]

Pecos Refining & Transport, LLC was formed in June 2017 with the Company as its sole member. Effective September 22, 2021 Pecos Refining & Transport, LLC changed its name to Pecos Clean Fuels & Transport, LLC. Pecos owns the land on which the Company’s planned hydrogen projects are to be developed.

[2]	This subsidiary is currently inactive.

[3]	This entity was formed on September 21, 2021

All significant inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

These condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the information contained therein.

The Company has adopted a fiscal year end of April 30.

Special Purpose Entity

On March 19,2021, the Company entered into a Project Agreement with a third party whereby a limited liability entity was to be formed to construct, operate, maintain, and finance a hydrogen and gas-to-liquids plant in Texas.  Under the terms of the Project Agreement, WT Blue Fuels, LLC (“WT”) was formed on October 7, 2021, with the Company obtaining a 40% ownership of WT.  To date, no operations or activities have taken place within WT and the Company has paid no consideration for WT, has not contributed any funds to WT, or paid any expenses on behalf of WT.  As such, as of September 30, 2021 there is no activity or investment for WT recorded on the Company’s books.

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

Derivative liabilities

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions were previously identified as derivatives. In addition, the Company has previously identified the conversion feature of convertible notes payable as derivatives. The number of warrants or common shares to be issued under these agreements is indeterminate; therefore, through April 30, 2021 the Company concluded that the equity environment was tainted and all warrants, stock options and convertible debt were included in the value of the derivatives. During the six months ended October 31, 2021 it was determined that the Company could increase their authorized common shares at any time, therefore the environment was no longer deemed to be tainted and all derivative liabilities were written off the books.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's consolidated financial statements as reflected herein. The carrying amounts of cash, prepaid expense and other current assets, accounts payable, accrued expenses and notes payable reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

October 31, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$-	$-

April 30, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,010,042	$-	$-	$3,010,042

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers, as amended, using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. To date, the Company has no operating revenues; therefore, there was no cumulative effect of adopting the new standard and no impact on our consolidated financial statements. The new standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Project costs

All project costs incurred, including acquisition of refinery rights, planning, design and permitting, have been recorded as project costs and expensed as incurred.

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the six months ended October 31, 2021 and 2020 the dilutive effect of options, warrants, and convertible notes payable was 6,461,690 and 1,136,698, respectively.

Employee stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statement of operations based on their fair values. For the six months ended October 31, 2021 and 2020, the Company had no stock-based compensation to employees.

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under current GAAP, there are five accounting models for convertible debt instruments. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, the FASB decided to add disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital. ASU 2020-06 will be effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $66,845,286 and a total stockholders’ deficit of $1,750,358 at October 31, 2021, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $273,686 at October 31, 2021, we still have a working capital deficit of $2,460,967, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

 Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $59,023 and $272,834 as of October 31, 2021 and April 30, 2021, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective January 1, 2020, the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $17,897 and effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the six months ended October 31, 2021 and 2020, we incurred consulting fees and expense reimbursement to Maple Resources totaling $120,800 and $107,382, respectively. During the six months ended October 31, 2021 we made payments to Maple Resources of $125,899.

 In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In September 2021 we made a payment of $110,00 to pay for the consulting fees accrued through August 2021 under the consulting agreement, therefore $10,000 was still owed as of October 31, 2021.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $30,000 ($10,000 payable in stock) and $118,540 ($90,000 payable in stock) as of October 31, 2021 and April 30, 2021, respectively, which was inclusive of accrued interest due under the convertible notes described below.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the six months ended October 31, 2021 we recorded $15,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $16,561. In September 2021 we made a payment of $55,000 to pay for the consulting fees accrued through August 2021 under the consulting agreement and made repayments of $28,602 for reimbursable expenses. Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $11,017 ($5,000 payable in stock) and $63,058 ($45,000 payable in stock) as of October 31, 2021 and April 30, 2021, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO. The consulting agreements can be terminated 15 days after written notice of termination by either party subject to the agreement or December 31, 2021, whichever occurs first. During the six months ended October 31, 2021 we incurred $61,515 for fees and expense reimbursements to the children and paid $140,015. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $12,000 and $90,500 as of October 31, 2021 and April 30, 2021, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, owned by Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. During the six months ended October 31, 2021 we recorded $5,000 for the amount payable in stock under the consulting agreement and made no payments, therefore the $5,000 was included in accounts payable and accrued expenses – related parties as of October 31, 2021.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following:

	October 31, 2021	April 30, 2021
Convertible note payable with Maple Resources Corporation, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [1]	$-	$7,033
Convertible note payable with BNL Family Trust, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [2]	-	10,691
Convertible note payable with Maple Resources Corporation, matured February 12, 2021, with interest at 5%, convertible into common shares of the Company [3]	-	5,000
Convertible note payable with Maple Resources Corporation, matured March 2, 2021, with interest at 5%, convertible into common shares of the Company [4]	-	800
Convertible note payable with Maple Resources Corporation, matured May 12, 2021, with interest at 5%, convertible into common shares of the Company [5]	-	41,466
Convertible note payable with Maple Resources Corporation, matured July 31, 2021, with interest at 5%, convertible into common shares of the Company [6]	-	10,000

	-	74,990
Less discount	-	(235)

Total	$-	$74,755

15

[1]

This convertible note was entered into on December 27, 2019 in exchange for cash of $5,500and financing fees of $5,500and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 360,682 common shares were issued to extinguish $3,967 of the principal balance. During the six months ended October 31, 2021 the Company issued 639,318 shares of common stock to extinguish the full principal balance of $7,033 and paid $853 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $135 during the six months ended October 31, 2021. As of October 31, 2021 and April 30, 2021 accrued interest on the convertible note was $0 and $718, respectively.

[2]

This convertible note was entered into on December 27, 2019 in exchange for cash of $11,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 28,094common shares were issued to extinguish $309 of the principal balance. During the six months ended October 31, 2021 the Company issued 971,906 shares of common stock to extinguish the full principal balance of $10,691. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $269during the six months ended October 31, 2021. As of October 31, 2021 and April 30, 2021 accrued interest on the convertible note was $1,006 and $737, respectively.

[3]

This convertible note was entered into on February 12, 2020 in exchange for cash of $5,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 454,545 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the six months ended October 31, 2021 the Company issued 454,545 shares of common stock to extinguish the full principal balance of $5,000 and paid $399 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $96 during the six months ended October 31, 2021. As of October 31, 2021 and April 30, 2021 accrued interest on the convertible note was $0 and $303, respectively.

16

[4]

This convertible note was entered into on March 2, 2020 in exchange for cash of $800 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 72,727 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the six months ended October 31, 2021 the Company issued 72,727 shares of common stock to extinguish the full principal balance of $800 and paid $55 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $15 during the six months ended October 31, 2021. As of October 31, 2021 and April 30, 2021 accrued interest on the convertible note was $0and $40, respectively.

[5]

This convertible note was entered into on May 12, 2020 in exchange for accrued consulting fees worth $41,466 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 3,769,636 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the six months ended October 31, 2021 the Company issued 3,769,636 shares of common stock to extinguish the full principal balance of $41,466 and paid $2,800 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $795 during the six months ended October 31, 2021. As of October 31, 2021 and April 30, 2021 accrued interest on the convertible note was $0 and $2,005, respectively.

[6]

This convertible note was entered into on July 31, 2020 in exchange for cash of $10,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 909,091 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the six months ended October 31, 2021 the Company issued 909,091 shares of common stock to extinguish the full principal balance of $10,000 and paid $566 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $192 during the six months ended October 31, 2021. As of October 31, 2021 and April 30, 2021 accrued interest on the convertible note was $0 and $374, respectively.

Other Contractual Agreements

Maple Resources granted BNL Family Trust (“BNL”), a related party to Mr. Lemons, an option to purchase 1,000,000 shares of common stock from Maple Resources at a price of $0.20 per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2021	April 30, 2021

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	312,485	67,088
Refinery land improvements	462,112	452,005
Refinery land easements	37,015	37,015
	836,438	580,934
Less accumulated depreciation and amortization	(126,729)	(108,765)

	$709,709	$472,169

On May 20, 2021, we entered into a Purchase and Sale Agreement to acquire 323.841 acres of land in, or near, Pecos County, Texas, which closed on July 27, 2021. We paid a total of $245,397 for the acquisition.

Depreciation and amortization expense totaled $17,964 and $17,438 for the six months ended October 31, 2021 and 2020, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2021	April 30, 2021

Accrued payroll	$30,090	$30,090
Accrued consulting	9,000	60,000
Accrued interest and penalties	683,597	623,085
Other	94,174	94,174

	$816,861	$807,349

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	October 31, 2021	April 30, 2021

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Notes Payable

Notes payable consist of the following at:

	October 31, 2021	April 30, 2021
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [1]
$250,000 draw on March 5, 2021	$250,000	$250,000
$200,000 draw on March 26, 2021	200,000	200,000
Note payable to an unrelated party with an issue date of March 8, 2021 with interest at 10% [2]	75,000	75,000
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [3]	250,000	250,000

Total	$775,000	$775,000

[1]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The maturity date of the note is the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. The note has an interest rate of ten percent per annum from the date *+of each drawdown. During the six months ended October 31, 2021 the Company received $200,0*900 from a draw on June 21, 2021, however, repaid the amount in full on July 20, 2021.

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

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2021	April 30, 2021
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [3]	-	91,331
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [4]	-	10,000
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [5]	-	9,719
Note payable to an individual, maturing January 22, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [6]	-	6,500
Note payable to an individual, maturing May 14, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [7]	-	34,000
Note payable to an individual, maturing September 9, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [8]	-	9,225

	75,000	235,775
Less discount	-	-

Total	$75,000	$235,775

[1]

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations.

[2]

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the "Notes") due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors. The Notes are convertible into the Company's common stock at the holders' option at $1.00per common share. All but $25,000 of the promissory notes plus interest were paid in full on March 23, 2011.

[3]

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of 125,000. The Company received net proceeds of $112,250after payment of $12,750of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020 and was in default as of April 30, 2020. The Company could redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company could not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000as of April 30, 2019. During year ended April 30, 2020, Auctus converted principal of $33,669into common shares of the Company, resulting in a principal balance of $91,331as of April 30, 2020. During the year ended April 30, 2021 there was no activity on the note so the balance remained unchanged. During the six months ended October 31, 2021 this note was paid in full.

20

[4]

Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the six months ended October 31, 2021 the Company issued 909,091 shares of common stock to extinguish the full principal balance of $10,000 and paid $863 in cash to extinguish all of the accrued interest due under the note.

[5]

Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $281 of the principal balance. During the six months ended October 31, 2021 the Company issued 883,551 shares of common stock to extinguish the full principal balance of $9,719 and paid $856 in cash to extinguish all of the accrued interest due under the note.

[6]

Effective January 22, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $6,500 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the six months ended October 31, 2021 the Company issued 590,909 shares of common stock to extinguish the full principal balance of $6,500and paid $538 in cash to extinguish all of the accrued interest due under the note.

[7]

Effective May 14, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $34,000 in payment of accrued fees of $34,000that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the six months ended October 31, 2021 the Company issued 3,090,909 shares of common stock to extinguish the full principal balance of $34,000and paid $2,287 in cash to extinguish all of the accrued interest due under the note.

[8]

Effective September 9, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $775 of the principal balance. During the six months ended October 31, 2021 the Company issued 838,591 shares of common stock to extinguish the full principal balance of $9,225 and paid $505 in cash to extinguish all of the accrued interest due under the note.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	October 31, 2021	April 30, 2021
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$200,000	$200,000
Note payable to an accredited investor issued for extension fees, maturing November 20, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	90,000	90,000
Note payable to an accredited investor, maturing December 31, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	-	80,000
Note payable to an accredited investor issued for extension fees, maturing August 31, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [4]	80,000	80,000
Note payable to an accredited investor issued for extension fees, maturing March 26, 2022 with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	82,000
Total	370,000	532,000
Less discount	-	(133,944)

Net	$370,000	$398,056

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

22

[3]

Effective December 15, 2020, the Company entered into a fourth amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates from December 20, 2020 to December 31, 2020. In conjunction with the extension, the Company entered into an 18% convertible note in the principal amount of $80,000. The note was issued at a discount and the Company received net proceeds of $75,000after an original issue discount of $5,000. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance). In June of 2021 the Company issued 11,814 common shares to convert $40,000 worth of principal and $2,027 worth of accrued interest under the terms of the agreement. In September of 2021 the Company entered into a settlement agreement with GS where 108,878 common shares were issued to convert the remaining $40,000 worth of principal and $2,462 worth of accrued interest under the terms of the agreement and $4,584 worth of accrued interest was forgiven and recorded as a gain on extinguishment of liabilities.

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

[5]

Effective March 26, 2021, the Company issued and delivered to GS a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the lowest trading price during the 15 days prior to conversion. The Company could redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance. During the six months ended July 31, 2021, the Company repaid this note in full.

In addition to the Convertible Notes outstanding as of July 31, 2021 and April 30, 2021, as noted above, effective June 22, 2021, the Company issued and delivered to GS a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the average of the two lowest trading prices during the 15 prior trading days including the day of conversion. The Company could redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance. During the six months ended October 31, 2021, the Company repaid this note in full.

NOTE 8 – PPP LOANS PAYABLE

With an effective date of January 25, 2021, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (“the Act”) in the amount of $150,000 and was funded on January 26, 2020. During the six months ended October 31, 2021, Company was notified that its loan was forgiven pursuant to the provisions of the Act, therefore $150,000 was recorded as a gain on extinguishment of liabilities.

NOTE 9 – SBA BRIDGE LOAN PAYABLE

On July 14, 2020, the Company received $10,000pursuant to the SBA’s Express Bridge Loan Pilot Program. This program allows small businesses who have a business relationship with an SBA Express Lender to access up to $25,000 quickly. The funds were advanced to the Company since it had applied for an Economic Injury Disaster Loan (“EIDL”). The loan had a balance of $10,000as of October 31, 2021.

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

During the six months ended October 31, 2021, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2021	$235,902	$2,774,140	$3,010,042
Change in fair value of derivative liabilities	(235,902)	(2,774,140)	(3,010,042)

Balance, October 31, 2021	$-	$-	$-

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2021, the Company had authorized 11,000,000 shares of capital stock, consisting of 10,000,000 shares of common stock and 1,000,000 shares of preferred stock. However, on August 16, 2021, the Company approved an amendment to its Articles of Incorporation to increase the number of its authorized shares of common stock from 10,000,000 to 200,000,000. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving the amendment. As of October 31, 2021, the Company had authorized 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the six months ended October 31, 2021, the Company issued a total of 14,568,721shares of its common stock: 170,000 shares (plus 3,580,000 prefunded warrants and 2,575,500 warrants, see Warrants below) for cash of $3,000,000; 6,433,743 shares valued at $154,437 in conversion of convertible notes principal of $149,444, accrued interest payable of $4,490 and payment of fees of $504; 6,817,224 shares valued at $74,989 in conversion of related party convertible notes principal; 17,754 shares issued pursuant to the rounding of fractional shares in connection with our reverse stock split; and 1,130,000 shares issued for the exercise of prefunded warrants. In conjunction with the stock and warrants issued for cash, the Company also issued 337,500 warrants to the placement agent (see Warrants below) and recognized $349,150 in out-of-pocket offering costs.

 During the six months ended October 31, 2020, the Company issued a total of 85,828 shares of its common stock in conversion of convertible notes principal of $53,500 and accrued interest payable of $3,180. Settlement of derivative liabilities in the debt conversions totaled $18,612.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

During the six months ended October 31, 2021 and 2020 the Company did not issue any shares of its preferred stock.

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

A summary of warrant activity during the six months ended October 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2021	107,991	$1.00	0.91
Granted	6,980,263	$0.41
Canceled / Expired	-	$-
Exercised	(1,130,000)	$0.00

Outstanding, October 31, 2021	5,958,254	$0.50	2.34

During the six months ended October 31, 2021 the Company granted 487,263 warrants issued to warrant holders pursuant to anti-dilution provisions and 6,493,000warrants issued in conjunction with the sale of common stock (see Common Stock Issuances above). As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and recording offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrant granted in association with the capital raise. Of the 6,493,000 warrants granted,3,580,000are prefunded, therefore have a zero exercise price and no expiration. The remaining warrants have a 5 year life and 2,575,500 of the warrants have a $0.80 exercise price while the other 337,500 have a $1.00 exercise price.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the six months ended October 31, 2021 we were not involved in any material legal proceedings.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events that are required to be reported through the filing date of these consolidated financial statements are reported below.

Common Shares Issued

Subsequent to October 31, 2021, the Company issued 25,000 shares of common stock for the exercise of prefunded warrants.

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

•	Modify our planned CDU projects in Pecos County (West Texas) to produce potentially hydrogen and ultra-low sulfur fuel products combined with CO2 capture.

•	Develop additional megawatts of solar power for distribution to our projects in West Texas.

Our immediate plans are to pursue the following three projects powered by solar energy:

Project 1: A clean fuels 10,000 barrel per day facility at our Pecos County site to produce 87° gasoline, ultra-low sulphur diesel and low-sulphur fuel oil, utilizing the Ultra Fuels Plus with carbon capture concept.

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

We are in various stages of negotiations with major company off-takes that range from specialty air and gas companies to international trading companies. The proposed distribution network of liquid and gaseous hydrogen from our planned projects will be by truck and rail.

Results of Operations

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased to $274,493 for the three months ended October 31, 2021 from $179,350 for the three months ended October 31, 2020 and increased to $717,000 for the six months ended October 31, 2021 from $362,675 for the six months ended October 31, 2020. The increase resulted from higher professional fee costs, which included increased costs for legal, public relations, and consulting services.

Project Costs

Our project costs increased to $1,006,666 for the three months ended October 31, 2021 from $51,985 for the three months ended October 31, 2020 and increased to $1,009,726 for the six months ended October 31, 2021 from $89,685 for the six months ended October 31, 2020. We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. During the six months ended October 31, 2021 we entered into, and paid for, planning and design contracts for our project development. The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $9,246 and $8,720 for the three months ended October 31, 2021 and 2020, respectively. The depreciation and amortization was $17,964 and $17,438 for the six months ended October 31, 2021 and 2020, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $57,645 and $171,054 for the three months ended October 31, 2021 and 2020, respectively, and totaled $262,255 and $725,143 for the six months ended October 31, 2021 and 202, respectively. The decrease in interest expense is due to a lower levels of new non-related party convertible debt in the current period, resulting in less amortization of debt discount to interest expense, less loan penalties incurred in the period, and reduced debt balances as a result of debt being paid off or converted into shares common stock.

We reported gains on derivative liabilities of $0 and $102,341 for the three months ended October 31, 2021 and 2020, respectively and $3,010,042 and $1,289,693 for the six months ended October 31, 2021 and 2020, respectively. We had previously identified the variable conversion feature of certain convertible notes payable as derivatives. We estimated the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities would fluctuate from period to period, and the fluctuation has been material. During the six months ended October 31, 2021 all derivative liabilities were written off the books, resulting in a larger gain in the current period than in the prior period.

We reported a net gain on extinguishment of liabilities of $196,166 and $136,310 for the three and six months ended October 31, 2021, respectively, which could be explained by the fact that our loan from the Small Business Administration was forgiven and we had other vendors forgive us for amounts owing. We reported no gain or loss on extinguishment of liabilities for the three or six months ended October 31, 2020.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(1,151,884) and $(308,768) for the three months ended October 31, 2021 and 2020, respectively, and $1,139,407 and $94,752 for the six months ended October 31, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Working Capital

As of October 31, 2021, we had current assets of $309,119, comprised of cash and prepaid expenses, and current liabilities of $2,770,086, resulting in a working capital deficit of $2,460,967.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended October 31, 2021 and 2020 were as follows:

	2021	2020

Cash, beginning of period	$330,449	$66,830
Net cash used in operating activities	(2,275,278)	(96,780)
Net cash used in investing activities	(255,504)	-
Net cash provided by financing activities	2,474,019	30,000

Cash, end of period	$273,686	$50

We used net cash of $2,275,278 in operating activities for the six months ended October 31, 2021 as a result of our net income of $1,139,407, non-cash expenses totaling $95,786, decreases in prepaid expenses of $2,460, and increases in accrued expenses of $19,089. This was offset by our non-cash gains of $3,146,352, a decrease in accounts payable of $171,857 and a decrease in accounts payable and accrued expenses – related party of $213,811.

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

Net cash used in investing activities for the six months ended October 31, 2021 was $255,504, comprised of the purchase of land and costs incurred for land improvements during the period. We had no net cash provided by or used in investing activities for the six months ended October 31, 2020.

Net cash provided by financing activities for the six months ended October 31, 2021 was $2,474,019, comprised of proceeds from notes payable of $200,000, proceeds from convertible notes payable of $78,500, and proceeds from the sale of our common stock of $3,000,000. This was offset by repayments of notes payable of $200,000, repayments of convertible notes payable of $255,331, and offering costs incurred of $349,150.

Net cash provided by financing activities for the six months ended October 31, 2020 was $30,000, comprised of proceeds from convertible notes payable - related party of $20,000 and proceeds from an SBA express bridge loan of $10,000.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $66,845,286 and a total stockholders’ deficit of $1,750,358 at October 31, 2021, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $273,686 at October 31, 2021, we still have a working capital deficit of $2,460,967. Therefore, there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2021 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the six months ended October 31, 2021.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our condensed consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of October 31, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of October 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of October 31, 2021, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.

As of October 31, 2021, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2021, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2021, the Company issued a total of 14,568,721 shares of its common stock: 170,000 shares (plus 3,580,000 prefunded warrants and 2,575,500 warrants, see Warrants below) for cash of $3,000,000; 6,433,743 shares valued at $154,437 in conversion of convertible notes principal of $149,444, accrued interest payable of $4,490 and payment of fees of $504; 6,817,224 shares valued at $74,989 in conversion of related party convertible notes principal; 17,754 shares issued pursuant to the rounding of fractional shares in connection with our reverse stock split; and 1,130,000 shares issued for the exercise of prefunded warrants. In conjunction with the stock and warrants issued for cash, the Company also issued 337,500 warrants to the placement agent (see Warrants below) and recognized $349,150 in out-of-pocket offering costs.

Subsequent to October 31, 2021, the Company issued 25,000 shares of common stock for the exercise of prefunded warrants.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

MMEX Resources Corporation

Dated: December 9, 2021	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

