Form 10-Q
period 2022-01-31
MMEX Resources Corp
filed 2022-03-09
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 9, 2022, there were 19,595,362 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2022

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2022	April 30, 2021
	(unaudited)
Assets

Current assets:
Cash	$895,846	$330,449
Prepaid expenses and other current assets	59,883	37,893
Total current assets	955,729	368,342

Property and equipment, net	700,821	472,169
Deposit	900	900

Total assets	$1,657,450	$841,411

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$565,790	$802,640
Accrued expenses	848,432	807,349
Accounts payable and accrued expenses – related parties	81,052	272,834
Note payable, currently in default	75,001	75,001
Note payable	775,000	775,000
Convertible notes payable, currently in default, net of discount of $0 and $0 at January 31, 2022 and April 30, 2021, respectively	75,000	235,775
Convertible notes payable, net of discount of $0 and $133,944 at January 31, 2022 and April 30, 2021, respectively	290,000	398,056
Convertible notes payable – related parties, net of discount of $0 and $235at January 31, 2022 and April 30, 2021, respectively	-	74,755
PPP loans payable	-	150,000
SBA express bridge loan payable	10,000	10,000
Derivative liabilities	-	3,010,042
Total current liabilities	2,720,275	6,611,452

Total liabilities	2,720,275	6,611,452

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized, 19,095,362 and 3,251,641 shares issued and outstanding at January 31, 2022 and April 30, 2021, respectively	19,095	3,252
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000Series A preferred shares issued and outstanding at January 31, 2022 and April 30, 2021	1	1
1,500and 0 Series B preferred shares issued and outstanding at January 31, 2022 and April 30, 2021, respectively	2	-
Additional paid-in capital	66,359,310	62,201,528
Non-controlling interest	9,871	9,871
Accumulated deficit	(67,451,104)	(67,984,693)
Total stockholders’ deficit	(1,062,825)	(5,770,041)

Total liabilities and stockholders’ deficit	$1,657,450	$841,411

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	274,407	190,681	991,407	553,356
Project costs	369,950	38,700	1,379,676	128,385
Depreciation and amortization	8,888	8,718	26,852	26,156

Total operating expenses	653,245	238,099	2,397,935	707,897

Loss from operations	(653,245)	(238,099)	(2,397,935)	(707,897)

Other income (expense):
Interest expense	(49,566)	(206,522)	(311,821)	(931,665)
Gain (loss) on derivative liabilities	-	(69,837)	3,010,042	1,219,856
Gain (loss) on extinguishment of liabilities	96,993	-	233,303	-

Total other income (expense)	47,427	(276,359)	2,931,524	288,191

Income (loss) before income taxes	(605,818)	(514,458)	533,589	(419,706)
Provision for income taxes	-	-	-	-

Net income (loss)	(605,818)	(514,458)	533,589	(419,706)

Non-controlling interest in income of consolidated subsidiaries	-	-	-	-

Net income (loss) attributable to the Company	$(605,818)	$(514,458)	$533,589	$(419,706)

Net income (loss) per common share – basic	$(0.03)	$(0.33)	$0.05	$(0.30)
Net income (loss) per common share – diluted	$(0.03)	$(0.33)	$0.01	$(0.30)
Weighted average number of common shares outstanding - basic	18,244,276	1,519,260	10,486,385	1,415,288
Weighted average number of common shares outstanding - diluted	18,244,276	1,519,260	51,172,508	1,415,288

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Six Months Ended January 31, 2021 (Unaudited)

	Common Stock		Class A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2020 (Audited)	1,335,283	$1,335	1,000	$1	-	$-	$37,721,639	$9,871	$(43,457,807)	$(5,724,961)
Net loss	-	-	-	-	-	-	-	-	403,520	403,520
Balance, July 31, 2020	1,335,283	1,335	1,000	1	-	-	37,721,639	9,871	(43,054,287)	(5,321,441)
Shares issued for conversion of convertible notes payable and accrued interest	85,828	86	-	-	-	-	56,594	-	-	56,680
Settlement of derivative liabilities	-	-	-	-	-	-	18,612	-	-	18,612
Net loss	-	-	-	-	-	-	-	-	(308,768)	(308,768)
Balance, October 31, 2020	1,421,111	1,421	1,000	1	-	-	37,796,845	9,871	(43,363,055)	(5,554,917)
Shares issued for conversion of convertible notes payable and accrued interest	323,824	324	-	-	-	-	196,147	-	-	196,471
Settlement of derivative liabilities	-	-	-	-	-	-	71,407	-	-	71,407
Net loss	-	-	-	-	-	-	-	-	(514,458)	(514,458)

Balance, January 31, 2021	1,744,935	$1,745	1,000	$1	-	$-	$38,064,399	$9,871	$(43,877,513)	$(5,801,497)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Six Months Ended January 31, 2022 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2021 (Audited)	3,251,641	$3,252	1,000	$1	-	$-	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)
Shares issued with prefunded warrants for cash	170,000	170	-	-	-	-	2,999,830	-	-	3,000,000
Shares issued for conversion of convertible notes payable and accrued interest	11,814	11	-	-	-	-	42,520	-	-	42,531
Shares issued for reverse stock split	17,754	18	-	-	-	-	(18)	-	-	-
Shares issued for the exercise of prefunded warrants	250,000	250	-	-	-	-	(250)	-	-	-
Offering costs	-	-	-	-	-	-	(349,150)	-	-	(349,150)
Net income	-	-	-	-	-	-	-	-	2,291,291	2,291,291
Balance, July 31, 2021	3,701,209	3,701	1,000	1	-	-	64,894,460	9,871	(65,693,402)	(785,369)
Shares issued for conversion of convertible notes payable and accrued interest	6,421,929	6,422	-	-	-	-	105,484	-	-	111,906
Shares issued for conversion of related party convertible notes payable and accrued interest	6,817,224	6,817	-	-	-	-	68,172	-	-	74,989
Shares issued for the exercise of prefunded warrants	880,000	880	-	-	-	-	(880)	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	(196,134)	(196,134)
Balance, October 31, 2021	17,820,362	17,820	1,000	1	-	-	65,067,236	9,871	(66,845,286)	(1,750,358)
Shares issued with warrants for cash	-	-	-	-	1,500	2	1,499,998	-	-	1,500,000
Shares issued for the exercise of prefunded warrants	1,275,000	1,275	-	-			(1,275)	-	-	-
Offering costs	-	-	-	-			(206,649)	-	-	(206,649)
Net (loss)	-	-	-	-			-	-	(605,818)	(605,818)

Balance, January 31, 2022	19,095,362	$19,095	1,000	$1	1,500	2	$66,359,310	$9,871	$(67,451,104)	$(1,062,825)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$533,589	$(419,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	26,852	26,156
(Gain) loss on derivative liabilities	(3,010,042)	(1,219,856)
Amortization of debt discount	77,822	166,445
Interest expense added to convertible note payable principal	-	115,000
(Gain) loss on extinguishment of liabilities	(233,303)	-
(Increase) decrease in prepaid expenses and other current assets	(21,990)	23,145
Increase (decrease) in liabilities:
Accounts payable	(190,268)	138,960
Accrued expenses	62,653	620,805
Accounts payable and accrued expenses – related party	(191,782)	284,779
Net cash used in operating activities	(2,946,469)	(264,272)

Cash flows from investing activities:
Purchase of property and equipment	(255,504)	-
Net cash used in investing activities	(255,504)	-

Cash flows from financing activities:
Proceeds from notes payable	200,000	-
Proceeds from convertible notes payable	78,500	75,000
Proceeds from convertible notes payable – related party	-	20,000
Proceed from PPP loans	-	150,000
Proceeds from SBA express bridge loan payable	-	10,000
Repayments of notes payable	(200,000)	-
Repayments of convertible notes payable	(255,331)	-
Proceeds from the sale of common stock and prefunded warrants	3,000,000	-
Proceeds from the sale of series B preferred stock and warrants	1,500,000	-
Offering costs	(555,799)	-
Net cash provided by financing activities	3,767,370	255,000

Net increase (decrease) in cash	565,397	(9,272)
Cash at the beginning of the period	330,449	66,830
Cash at the end of the period	$895,846	$57,558
Supplemental disclosure:
Interest paid	$131,374	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$154,437	$56,680
Common stock issued in conversion of related party debt	$74,989	$-
Settlement of derivative liabilities	$-	$18,612
Derivative liabilities for related party debt discount	$-	$7,101
Convertible notes payable – related party for accrued expenses	$-	$76,266
Reverse split	$18	$-
Exercise of prefunded warrants	$2,405	$-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2022

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

_____________

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

Derivative liabilities

The Company has issued warrants and stock options, certain of which contain anti-dilution provisions were previously identified as derivatives. In addition, the Company has previously identified the conversion feature of convertible notes payable as derivatives. The number of warrants or common shares to be issued under these agreements is indeterminate; therefore, through April 30, 2021 the Company concluded that the equity environment was tainted and all warrants, stock options and convertible debt were included in the value of the derivatives. During the nine months ended January 31, 2022 it was determined that the Company could increase their authorized common shares at any time, therefore the environment was no longer deemed to be tainted and all derivative liabilities were written off the books.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

January 31, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$-	$-

April 30, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,010,042	$-	$-	$3,010,042

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the nine months ended January 31, 2022 and 2021 the dilutive effect of options, warrants, and convertible notes payable was 40,686,123and 0, respectively.

Employee stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statement of operations based on their fair values. For the nine months ended January 31, 2022 and 2021, the Company had no stock-based compensation to employees.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $67,451,104 and a total stockholders’ deficit of $1,062,825 at January 31, 2022, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $895,846 at January 31, 2022, we still have a working capital deficit of $1,764,546, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $81,052 and $272,834as of January 31, 2022 and April 30, 2021, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective January 1, 2020, the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $17,897and effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the nine months ended January 31, 2022 and 2021, we incurred consulting fees and expense reimbursement to Maple Resources totaling $180,800and $161,073, respectively. During the nine months ended January 31, 2022 we made payments to Maple Resources of $185,899.

 In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In September 2021 we made a payment of $110,000 to pay for the consulting fees accrued through August 2021 under the consulting agreement, therefore $25,000was still owed as of January 31, 2022.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $45,000($25,000 payable in stock) and $118,540($90,000payable in stock) as of January 31, 2022 and April 30, 2021, respectively, which was inclusive of accrued interest due under the convertible notes described below.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the nine months ended January 31, 2022 we recorded $22,500for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $22,862. In September 2021 we made a payment of $55,000to pay for the consulting fees accrued through August 2021 under the consulting agreement and made repayments of $39,374for reimbursable expenses. Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $14,046($12,500 payable in stock) and $63,058 ($45,000 payable in stock) as of January 31, 2022 and April 30, 2021, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO. The consulting agreements were extended by amendments as of December 31, 2021 to continue on a month to month basis. During the nine months ended January 31, 2022 we incurred $87,215for fees and expense reimbursements to the children and paid $169,215. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $8,500and $90,500as of January 31, 2022 and April 30, 2021, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. During the nine months ended January 31, 2022 we recorded $12,500 for the amount payable in stock under the consulting agreement and made no payments, therefore the $12,500 was included in accounts payable and accrued expenses – related parties as of January 31, 2022.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following:

	January 31, 2022	April 30, 2021
Convertible note payable with Maple Resources Corporation, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [1]	$-	$7,033
Convertible note payable with BNL Family Trust, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [2]	-	10,691
Convertible note payable with Maple Resources Corporation, matured February 12, 2021, with interest at 5%, convertible into common shares of the Company [3]	-	5,000
Convertible note payable with Maple Resources Corporation, matured March 2, 2021, with interest at 5%, convertible into common shares of the Company [4]	-	800
Convertible note payable with Maple Resources Corporation, matured May 12, 2021, with interest at 5%, convertible into common shares of the Company [5]	-	41,466
Convertible note payable with Maple Resources Corporation, matured July 31, 2021, with interest at 5%, convertible into common shares of the Company [6]	-	10,000

	-	74,990
Less discount	-	(235)

Total	$-	$74,755

15

__________

[1] This convertible note was entered into on December 27, 2019 in exchange for cash of $5,500and financing fees of $5,500and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 360,682common shares were issued to extinguish $3,967 of the principal balance. During the six months ended October 31, 2021 the Company issued 639,318shares of common stock to extinguish the full principal balance of $7,033and paid $853 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $135 during the nine months ended January 31, 2022. As of January 31, 2022 and April 30, 2021 accrued interest on the convertible note was $0 and $718, respectively.

[2] This convertible note was entered into on December 27, 2019 in exchange for cash of $11,000and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 28,094common shares were issued to extinguish $309 of the principal balance. During the six months ended October 31, 2021 the Company issued 971,906shares of common stock to extinguish the full principal balance of $10,691. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $269 during the nine months ended January 31, 2022. As of January 31, 2022 and April 30, 2021 accrued interest on the convertible note was $1,006and $737, respectively.

[3] This convertible note was entered into on February 12, 2020 in exchange for cash of $5,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 454,545shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the six months ended October 31, 2021 the Company issued 454,545shares of common stock to extinguish the full principal balance of $5,000and paid $399 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $96 during the nine months ended January 31, 2022. As of January 31, 2022 and April 30, 2021 accrued interest on the convertible note was $0 and $303, respectively.

[4] This convertible note was entered into on March 2, 2020 in exchange for cash of $800 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into72,727shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the nine months ended January 31, 2022 the Company issued 72,727shares of common stock to extinguish the full principal balance of $800 and paid $55 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $15 during the nine months ended January 31, 2022. As of January 31, 2022 and April 30, 2021 accrued interest on the convertible note was $0 and $40, respectively.

[5] This convertible note was entered into on May 12, 2020 in exchange for accrued consulting fees worth $41,466 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 3,769,636shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the nine months ended January 31, 2022 the Company issued 3,769,636shares of common stock to extinguish the full principal balance of $41,466and paid $2,800 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $795 during the nine months ended January 31, 2022. As of January 31, 2022 and April 30, 2021 accrued interest on the convertible note was $0 and $2,005, respectively.

[6] This convertible note was entered into on July 31, 2020 in exchange for cash of $10,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 909,091shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the nine months ended January 31, 2022 the Company issued 909,091shares of common stock to extinguish the full principal balance of $10,000and paid $566 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $192 during the nine months ended January 31, 2022. As of January 31, 2022 and April 30, 2021 accrued interest on the convertible note was $0 and $374, respectively.

Other Contractual Agreements

Maple Resources granted BNL Family Trust (“BNL”), a related party to Mr. Lemons, an option to purchase 1,000,000 shares of common stock from Maple Resources at a price of $0.20per share. The option expires in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2022	April 30, 2021

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	10,962	10,962
Refinery land	312,485	67,088
Refinery land improvements	462,112	452,005
Refinery land easements	37,015	37,015
	836,438	580,934
Less accumulated depreciation and amortization	(135,617)	(108,765)

	$700,821	$472,169

On May 20, 2021, we entered into a Purchase and Sale Agreement to acquire 323.841 acres of land in, or near, Pecos County, Texas, which closed on July 27, 2021. We paid a total of $245,397 for the acquisition.

Depreciation and amortization expense totaled $26,852 and $26,156 for the nine months ended January 31, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2022	April 30, 2021

Accrued payroll	$30,090	$30,090
Accrued consulting	18,000	60,000
Accrued interest and penalties	706,168	623,085
Other	94,174	94,174

	$848,432	$807,349

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	January 31, 2022	April 30, 2021

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Notes Payable

Notes payable consist of the following at:

	January 31, 2022	April 30, 2021
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [1] $250,000 draw on March 5, 2021	$250,000	$250,000
$200,000 draw on March 26, 2021	200,000	200,000
Note payable to an unrelated party with an issue date of March 8, 2021 with interest at 10% [2]	75,000	75,000
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [3]	250,000	250,000

Total	$775,000	$775,000

_____________

[1] Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The maturity date of the note is the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. The note has an interest rate of ten percent per annum from the date of each drawdown. On June 21, 2021 the Company received $200,000 from a draw on the note, however, repaid the amount in full on July 20, 2021.

[2] Effective March 8, 2021 the Company entered into a promissory note with JSJ Investments, Inc with a principal amount of $75,000. The maturity date of the note is March 8, 2022 and the note has an interest rate of 10% per annum from the date of funding. This note was paid in full in February 2022, see Note 13.

[3] Effective March 11, 2021 the Company entered into a promissory note with Vista Capital Investments, Inc with a principal amount of $250,000. The maturity date of the note is March 11, 2022 and the note has an interest rate of 10% per annum from the date of funding. This note was partially repaid in February 2022, see Note 13.

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2022	April 30, 2021
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [3]	-	91,331
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [4]	-	10,000
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [5]	-	9,719
Note payable to an individual, maturing January 22, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [6]	-	6,500
Note payable to an individual, maturing May 14, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [7]	-	34,000
Note payable to an individual, maturing September 9, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [8]	-	9,225

	75,000	235,775
Less discount	-	-

Total	$75,000	$235,775

 ____________

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

[3] Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds of $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020 and was in default as of April 30, 2020. The Company could redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company could not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of April 30, 2019. During year ended April 30, 2020, Auctus converted principal of $33,669 into common shares of the Company, resulting in a principal balance of $91,331 as of April 30, 2020. During the year ended April 30, 2021 there was no activity on the note so the balance remained unchanged. During the nine months ended on January 31, 2022 this note was paid in full.

[4] Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the nine months ended January 31, 2022 the Company issued 909,091 shares of common stock to extinguish the full principal balance of $10,000 and paid $863 in cash to extinguish all of the accrued interest due under the note.

[5] Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $281 of the principal balance. During the nine months ended January 31, 2022 the Company issued 883,551 shares of common stock to extinguish the full principal balance of $9,719 and paid $856 in cash to extinguish all of the accrued interest due under the note.

[6] Effective January 22, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $6,500 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the nine months ended January 31, 2022 the Company issued 590,909 shares of common stock to extinguish the full principal balance of $6,500 and paid $538 in cash to extinguish all of the accrued interest due under the note.

[7] Effective May 14, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $34,000 in payment of accrued fees of $34,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the nine months ended January 31, 2022 the Company issued 3,090,909 shares of common stock to extinguish the full principal balance of $34,000 and paid $2,287 in cash to extinguish all of the accrued interest due under the note.

[8] Effective September 9, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $775 of the principal balance. During the nine months ended January 31, 2022 the Company issued 838,591 shares of common stock to extinguish the full principal balance of $9,225 and paid $505 in cash to extinguish all of the accrued interest due under the note.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	January 31, 2022	April 30, 2021
Note payable to an accredited investor issued for extension fees, due March 31, 2022, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$200,000	$200,000
Note payable to an accredited investor issued for extension fees, due March 31, 2022, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	90,000	90,000
Note payable to an accredited investor, maturing December 31, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	-	80,000
Note payable to an accredited investor issued for extension fees, maturing August 31, 2020 with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [4]	-	80,000
Note payable to an accredited investor issued for extension fees, maturing March 26, 2022 with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	82,000
Total	290,000	532,000
Less discount	-	(133,944)

Net	$290,000	$398,056

_____________

[1] Effective March 31, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $200,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to November 30, 2020. The extension fee was payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, however, on December 31, 2021 GS agreed to extend the due date of this note, along with the $90,000 note dated February 4, 2020 (see [2] below), to March 31, 2022 in exchange for $15,000, which was recorded as interest expense during the nine months ending January 31, 2022. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.)

[2] Effective February 4, 2020, the Company issued and delivered to GS an 18% convertible note in the principal amount of $90,000. The note was issued to GS in consideration for GS extending the maturity date of other convertible notes payable to GS to February 4, 2020. The extension fee was payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, however, on December 31, 2021 GS agreed to extend the due date of the note, along with the $200,000 note dated March 31, 2020 (see [1] above), to March 31, 2022 in exchange for $15,000, which was recorded as interest expense during the nine months ending January 31, 2022. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.)

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

[4] Effective December 31, 2020, the Company entered into a fifth amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates from December 31, 2020 to August 31, 2021. In exchange for the extension, the aggregate principal amounts of the notes increased by $80,000. GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance). During the nine months ended January 31, 2022, GS forgave the $80,000 note and $11,993 of its related accrued interest, therefore $91,993 was recorded as a gain on extinguishment of liabilities.

[5] Effective March 26, 2021, the Company issued and delivered to GS a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the lowest trading price during the 15 days prior to conversion. The Company could redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance. During the nine months ended January 31, 2022, the Company repaid this note in full.

In addition to the Convertible Notes outstanding as of January 31, 2022 and April 30, 2021, as noted above, effective June 22, 2021, the Company issued and delivered to GS a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, could convert the unpaid principal balance of, and accrued interest on,the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the average of the two lowest trading prices during the 15 prior trading days including the day of conversion. The Company could redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance. During the nine months ended January 31, 2022, the Company repaid this note in full.

NOTE 8 – PPP LOANS PAYABLE

With an effective date of January 25, 2021, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (“the Act”) in the amount of $150,000 and was funded on January 26, 2020. During the nine months ended January 31, 2022, Company was notified that its loan was forgiven pursuant to the provisions of the Act, therefore $150,000 was recorded as a gain on extinguishment of liabilities.

NOTE 9 – SBA BRIDGE LOAN PAYABLE

On July 14, 2020, the Company received $10,000 pursuant to the SBA’s Express Bridge Loan Pilot Program. This program allows small businesses who have a business relationship with an SBA Express Lender to access up to $25,000 quickly. The funds were advanced to the Company since it had applied for an Economic Injury Disaster Loan (“EIDL”). The loan had a balance of $10,000 as of January 31, 2022.

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

During the nine months ended January 31, 2022, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2021	$235,902	$2,774,140	$3,010,042
Change in fair value of derivative liabilities	(235,902)	(2,774,140)	(3,010,042)

Balance, January 31, 2022	$-	$-	$-

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2021, the Company had authorized 11,000,000 shares of capital stock, consisting of 10,000,000 shares of common stock and 1,000,000 shares of preferred stock. However, on August 16, 2021, the Company approved an amendment to its Articles of Incorporation to increase the number of its authorized shares of common stock from 10,000,000 to 200,000,000. Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving the amendment. As of January 31, 2022, the Company had authorized 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock

During the nine months ended January 31, 2022, the Company issued a total of 15,843,721 shares of its common stock: 170,000 shares (plus 3,580,000 prefunded warrants and 2,575,500 warrants, see Warrants below) for cash of $3,000,000; 6,433,743 shares valued at $154,437 in conversion of convertible notes principal of $149,444, accrued interest payable of $4,490 and payment of fees of $504; 6,817,224 shares valued at $74,989 in conversion of related party convertible notes principal; 17,754 shares issued pursuant to the rounding of fractional shares in connection with our reverse stock split; and 2,405,000 shares issued for the exercise of prefunded warrants. In conjunction with the stock and warrants issued for cash, the Company also issued 337,500 warrants to the placement agent (see Warrants below) and recognized $349,150 in out-of-pocket offering costs.

 During the nine months ended January 31, 2021, the Company issued a total of 409,652 shares of its common stock in conversion of convertible notes principal of $230,504, accrued interest payable of $21,311, and conversion fees of $1,336. Settlement of derivative liabilities in the debt conversions totaled $90,019. No gain or loss was recorded since the debt conversions were completed within the terms of the underlying agreements.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

During the nine months ended January 31, 2022 and 2021 the Company did not issue any shares of its preferred stock.

Series B Preferred Stock

The Series B preferred stock has a stated value equal to $1,000, has no redemption or voting rights, and are entitled to receive dividends on preferred stock equal, on an as-of-converted-to-common-stock basis, to and in the same form as the dividends paid on shares of the common stock. The Series B preferred stock is convertible, at the option of the holder, into the number of shares of common stock determined by dividing the stated value of such share of Preferred Stock by the Conversion Price of $0.10, subject to adjustment.

During the nine months ended January 31, 2022 the Company designated 1,500 shares of preferred stock as Series B and issued 1,500 shares of Series B preferred stock (plus 31,975,000 warrants, see Warrants below) for cash of $1,500,000. In conjunction with the stock issued for cash, the Company also issued 1,350,000 warrants to the placement agent (see Warrants below) and recognized $206,650 in out-of-pocket offering costs.

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

A summary of warrant activity during the nine months ended January 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2021	107,991	$1.00	0.91
Granted	42,923,352	$0.11
Cancelled / Expired	(2,575,500)	$0.80
Exercised	(2,405,000)	$0.00

Outstanding, January 31, 2022	38,050,843	$0.08	4.64

During the nine months ended January 31, 2022 the Company granted 529,852 warrants issued to warrant holders pursuant to anti-dilution provisions, 6,493,000 warrants issued in conjunction with the sale of common stock (see Common Stock above), and 33,325,000 warrants issued in conjunction with the sale of Series B preferred stock (see Series B Preferred Stock above). As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and recording offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrants granted in association with either capital raise.

Of the 6,493,000 warrants granted with the sale of common stock, 3,580,000 were prefunded, therefore have a zero exercise price and no expiration. The remaining warrants have a 5 year life and 2,575,500 of the warrants were issued with a $0.80 exercise price while the other 337,500 were issued with a $1.00 exercise price. During the nine months ended January 31, 2022, the Company modified the terms of the 2,575,500 warrants which resulted in the exercise price changing from $0.80 to $0.0001. The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place, however, as there was no change in the fair value as a result of the modification, no additional expense was recorded on the Company’s books.

Of the 33,325,000 warrants granted with the sale of Series A preferred stock, 14,399,500 have an exercise price of $0.0001, 17,575,500 have an exercise price of $0.10, and 1,350,000 have an exercise price of $0.125. All 33,325,000 warrants were granted with a 5 year life.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the nine months ended January 31, 2022 we were not involved in any material legal proceedings.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, there have been no subsequent events that are required to be reported through the filing date of these consolidated financial statements other than those stated below.

On February 22, 2022 the Company made a payment of $82,212 ($70,000 of principal and $7,212 of accrued interest) to JSJ Investments, Inc. to pay their March 8, 2021 promissory note in full.

On February 23, 2022 the Company made a payment of $136,952 ($113,048 of principal and $23,904 of accrued interest) to Vista Capital Investments, LLC and replaced their original March 11, 2021 note with a note for the remaining $136,952 principal still owed. The new note is due on December 31, 2022 and incurs interest at 10% per annum.

On February 28, 2022 the Company closed a Purchase and Sale Agreement to acquire 632 acres of land in Pecos County, Texas. The Company paid a total of $281,143 in cash (this was in addition to the $25,700 paid prior to closing for deposits on the purchase) and entered into a promissory note to pay the remaining $102,500 due for the acquisition. The promissory note has an interest rate of 10% per annum and the Company is to begin making monthly payments of $3,309, starting on April 1, 2023, until the note and accrued interest is paid in full.

On March 3, 2022 the Company issued a promissory note to Sabby Volatility Warrant Master Fund, Ltd. for $165,000 in full satisfaction of liquidated damages owed pursuant to a Registration Rights Agreement dated December 22, 2021. The note incurs interest at 5% per annum and is due on February 28, 2023.

Subsequent to January 31, 2022 the Company issued 500,000 shares of common stock for the exercise of prefunded warrants.

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

General and Administrative Expenses

Our general and administrative expenses increased to $274,407 for the three months ended January 31, 2022 from $190,681 for the three months ended January 31, 2021 and increased to $991,407 for the nine months ended January 31, 2022 from $553,356 for the nine months ended January 31, 2021. The increase resulted from higher professional fee costs, which included increased costs for legal, public relations, and consulting services.

Project Costs

Our project costs increased to $369,950 for the three months ended January 31, 2022 from $38,700 for the three months ended January 31, 2021 and increased to $1,379,676 for the nine months ended January 31, 2022 from $128,385 for the nine months ended January 31, 2021. We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. During the nine months ended January 31, 2022 we entered into, and paid for, planning and design contracts for our project development. The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $8,888 and $8,718 for the three months ended January 31, 2022 and 2021, respectively. The depreciation and amortization was $26,852 and $26,156 for the nine months ended January 31, 2022 and 2021, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $49,566 and $206,522 for the three months ended January 31, 2022 and 2021, respectively, and totaled $311,821 and $931,665 for the nine months ended January 31, 2022 and 2021, respectively. The decrease in interest expense is due to a lower levels of new non-related party convertible debt in the current period, resulting in less amortization of debt discount to interest expense, less loan penalties incurred in the period, and reduced debt balances as a result of debt being paid off or converted into shares common stock.

We reported gains (losses) on derivative liabilities of $0 and $(69,867) for the three months ended January 31, 2022 and 2021, respectively and $3,010,042 and $1,219,856 for the nine months ended January 31, 2022 and 2021, respectively. We had previously identified the variable conversion feature of certain convertible notes payable as derivatives. We estimated the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities would fluctuate from period to period, and the fluctuation has been material. During the nine months ended January 31, 2022 all derivative liabilities were written off the books, resulting in a larger gain in the current period than in the prior period.

We reported a net gain on extinguishment of liabilities of $96,993 and $233,303 for the three and nine months ended January 31, 2022, respectively, which could be explained by the fact that our loan from the Small Business Administration was forgiven, a convertible note was forgiven, and we had other vendors forgive us for amounts owing. We reported no gain or loss on extinguishment of liabilities for the three or nine months ended January 31, 2021.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(605,818) and $(514,458) for the three months ended January 31, 2022 and 2021, respectively, and $533,589 and $(419,706) for the nine months ended January 31, 2022 and 2021, respectively.

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

Liquidity and Capital Resources

Working Capital

As of January 31, 2022, we had current assets of $955,729, comprised of cash and prepaid expenses, and current liabilities of $2,720,275, resulting in a working capital deficit of $1,764,546.

Sources and Uses of Cash

Our sources and uses of cash for the nine months ended January 31, 2022 and 2021 were as follows:

	2022	2021

Cash, beginning of period	$330,449	$66,830
Net cash used in operating activities	(2,946,469)	(264,272)
Net cash used in investing activities	(255,504)	-
Net cash provided by financing activities	3,767,370	255,000

Cash, end of period	$895,846	$57,558

We used net cash of $2,946,469 in operating activities for the nine months ended January 31, 2022 as a result of our net income of $533,589, non-cash expenses totaling $104,674 and increases in accrued expenses of $62,653. This was offset by our non-cash gains of $3,243,345, increase in our prepaid expenses and other current assets of $21,990, a decrease in accounts payable of $190,268 and a decrease in accounts payable and accrued expenses – related party of $191,782.

We used net cash of $264,272 in operating activities for the nine months ended January 31, 2021 as a result of non-cash expenses totaling $307,601, decrease in prepaid expenses and other current assets of $23,145, and increases in accounts payable of $138,960, accrued expenses of $620,805 and accounts payable and accrued expenses – related party of $284,779, partially offset by our net loss of $419,706 and a non-cash gain of $1,219,856.

Net cash used in investing activities for the nine months ended January 31, 2022 was $255,504, comprised of the purchase of land and costs incurred for land improvements during the period. We had no net cash provided by or used in investing activities for the nine months ended January 31, 2021.

Net cash provided by financing activities for the nine months ended January 31, 2022 was $3,767,370, comprised of proceeds from notes payable of $200,000, proceeds from convertible notes payable of $78,500, proceeds from the sale of our common stock of $3,000,000, and proceeds from the sale of our series B preferred stock of $1,500,000. This was offset by repayments of notes payable of $200,000, repayments of convertible notes payable of $255,331, and offering costs incurred of $555,799.

Net cash provided by financing activities for the nine months ended January 31, 2021 was $255,000, comprised of proceeds from convertible notes payable of $75,000, proceeds from convertible notes payable - related party of $20,000, proceeds from PPP loans of $150,000, and proceeds from an SBA express bridge loan of $10,000.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $67,451,104 and a total stockholders’ deficit of $1,062,825 at January 31, 2022, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $895,846 at January 31, 2022, we still have a working capital deficit of $1,764,546. Therefore, there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2021 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the nine months ended January 31, 2022.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of January 31, 2022, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of January 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of January 31, 2022, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

4.

As of January 31, 2022, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2022, based on the criteria established in "2013 Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended January 31, 2022, the Company issued a total of 15,843,721 shares of its common stock: 170,000 shares (plus 3,580,000 prefunded warrants and 2,575,500 warrants) for cash of $3,000,000; 6,433,743 shares valued at $154,437 in conversion of convertible notes principal of $149,444, accrued interest payable of $4,490 and payment of fees of $504; 6,817,224 shares valued at $74,989 in conversion of related party convertible notes principal; 17,754 shares issued pursuant to the rounding of fractional shares in connection with our reverse stock split; and 2,405,000 shares issued for the exercise of prefunded warrants. In conjunction with the stock and warrants issued for cash, the Company also issued 337,500 warrants to the placement agent and recognized $349,150 in out-of-pocket offering costs.

During the nine months ended January 31, 2022 the Company designated 1,500 shares of preferred stock as Series B and issued 1,500 shares of Series B preferred stock (plus 31,975,000 warrants) for cash of $1,500,000. In conjunction with the stock issued for cash, the Company also issued 1,350,000 warrants to the placement agent and recognized $206,650 in out-of-pocket offering costs.

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

MMEX Resources Corporation

Dated: March 9, 2022	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

