Form 10-Q/A
period 2022-01-31
MMEX Resources Corp
filed 2022-05-27
CIK 1440799

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 27, 2022, there were 21,204,682 shares of common stock, $0.001 par value, issued and outstanding.

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of MMEX Resources Corporation (the “Company”) for the quarter ended January 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of errors related to the footnote disclosure of notes payable.

Items Amended in this Filing

This Form 10--Q/A sets forth the revised portion of Note 7 of Notes to Financial Statements, which had previously described two extension fees as additional notes payable, rather than an increase in principal amount to an existing note payable.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1 and 32.1).

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	January 31, 2022	April 30, 2021
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$200,000	$200,000
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	90,000	90,000
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	-	80,000
Note payable to an accredited investor issued for extension fees, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [4]	-	80,000
Note payable to an accredited investor issued for extension fees, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	82,000
Total	290,000	532,000
Less discount	-	(133,944)

Net	$290,000	$398,056

2

[1]

Effective March 31, 2020, the Company entered into a second amendment to certain convertible notes with GS Capital Partners, LLC (“GS”) ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates to November 30, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $200,000, which was added to the principal amount owed and would incur interest at 18% per annum. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which, as of the date of this filing, has been extended to March 31, 2023. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.)

[2]

Effective September 12, 2019, the Company entered into an amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, and $600,000 note dated October 5, 2018) to extend the notes due dates to February 4, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $90,000, which was added to the principal amount owed and would incur interest at 18% per annum The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which, as of the date of this filing, has been extended to March 31, 2023. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.)

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

3

ITEM 6 Exhibits

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Filed herewith

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MMEX Resources Corporation

Dated: May 27, 2022	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

5