Form 10-K
period 2022-04-30
MMEX Resources Corp
filed 2022-07-15
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 333-152608

MMEX RESOURCES Corporation
(Exact name of registrant as specified in charter)

Nevada	26-1749145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3600 Dickinson Fort Stockton, Texas 78735	(855) 880-0400
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at October 31, 2021 (the second quarter end date) was approximately $8,276,000.

As of July 13, 2022, there were 23,312,484 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2022

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

Item 1: Business

Corporate Information

MMEX was formed as a Nevada corporation in 2005. The current management team led an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed in 2010 and changed the Company’s name to MMEX Mining Corporation in 2011 and then to MMEX Resources Corporation in 2016. Our mailing address is 3616 Far West Blvd #117-321, Austin, Texas 78731. Our physical office address is 3600 Dickinson, Fort Stockton, Texas 79735. The Company has adopted a fiscal year end of April 30.

Company Overview

MMEX is focused on the development, financing, construction and operation of clean fuels infrastructure projects powered by renewable energy. We have formed two operating sub-divisions of the Company - one sub-division to transition from legacy refining transportation fuels by producing them as ultra clean fuels with carbon capture or as stand-alone renewable or clean fuels projects, and the second sub-division which plans to produce green and/or blue hydrogen with the option of hydrogen conversion to ammonia or methanol. These two sub-divisions will be operating respectively as Clean Energy Global, LLC and Hydrogen Global, LLC. The planned projects are designed to be powered by solar and wind renewable energy.

Our portfolio contains the following pipeline of planned projects:

Clean Energy Global, LLC

Project 1: Pecos Clean Fuels & Transport, LLC -Ultra Clean Fuels Refining-Pecos County, Texas

We have teamed with Polaris Engineering to develop an ultra-clean transportation fuel, up to 11,600 barrel per day feedrate crude oil refining facility at our Pecos County, Texas site to produce 87° gasoline, ultra-low sulphur diesel and low-sulphur fuel oil, utilizing the Polaris Ultra FuelsTM patented concept, which removes over 95% emissions of a standard refinery. Added to this patented process, the Company plans to incorporate carbon capture with the CO2 marketed to enhanced oil recovery projects in the area. We have signed the term sheet for the CO2 purchase with a super major international oil company and agreed to a proposal with the world’s largest U.S. utility for solar development. The Ultra FuelsTM concept, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) study, features small size facilities to take advantage of proximity to smaller markets and/or locate directly near crude oil production areas near the Company’s owned 126-acre site. Because equipment is fabricated in modular units and shipped to site, this allows for an 18 month project completion time and more rapid implementation than traditional facilities. The smaller size and footprint, as well as lower emissions, also allows for faster permitting which we obtained for this facility from the Texas Commission on Environmental Quality on February 18, 2022.

Project 2: Tierra del Fuego Province Argentina Gas Turbine Power Project.

The Company has proposed with the Provincial Government of Tierra del Fuego (“Tierra del Fuego”) to supply two natural gas turbine packages with a rating of 12.9 MWe each with generator packages. The Company has a commercial and technical proposal with Siemens Energy, the manufacturer of these turbine and generators (the “Turbine Gen Sets”) for delivery to Tierra del Fuego. These turbine packages are designed to provide additional power in locations of Tierra del Fuego that have potential power shortages. The proposed financing of the project is to be supplied by Tierra del Fuego with a completion date of nine months from the notice to proceed. The Company will provide technical expertise along with that of Siemens Energy and Tierra del Fuego for instillation and conditioning of the Turbine Gen Sets designed with capability to switch over to 100% hydrogen fuel, as it potentially becomes available from the Company’s Green Hydrogen Project in Tierra del Fuego.

Project 3: Arroyo Cabral, Cordoba Province Argentina Solar Power Project.

The Company along with its international partners have entered a proposal with EPEC, the local utility in Cordoba Province to build potentially the Arroyo Cabral 48 MWe solar park for local power demand following the Company’s completion of a confidential information memorandum and pre-feasibility study for the project completed in June 2021. The local utility, EPEC, has proposed a Build Own Transfer structure with EPEC contributing 15% of the project costs as an equity contribution. The financing of the project potentially is to be provided by the Company’s international partners and other third parties.

Hydrogen Global, LLC

Project 4: Hydrogen Global- Pecos County, Texas- Green Hydrogen Project

This planned project to utilize the proprietary electrolyzer technology of Siemens Energy, a major international technology provider to the Company, plans to convert water to hydrogen through electrolysis. The facility will utilize solar power, with the Company’s water supply to produce up to 55 tons of hydrogen production per day. The Company and Siemens have completed the Front-End Engineering and Design (“FEED”) study in April 2022, which outlines the capex of the electrolyzer complex on the Company’s 321-acre site. The Company is in discussions with the same renewable power utility for the Ultra Fuels project to become the technology provider for 160 MWe solar power component. In addition, the Company is in discussions with two potential product off-takes (i) international partners to provide turn-key mobility markets to include hydrogen fueling stations and buses utilizing hydrogen fuel cells. The potential markets would be the major metropolitan areas in Texas to include Austin, Dallas, Houston, and San Antonio; (ii) with a technology provider for the Ammonia complex, for conversion of the hydrogen to ammonia to facilitate transportation of the finished product for marketing in the U.S. domestic ammonia market; and (ii) with international partners to provide turn-key hydrogen fueling stations and buses utilizing hydrogen fuel cells . The potential market would be the major metropolitan areas in Texas.

Project 5: Hydrogen Global- Tierra del Fuego Province Argentina-Green Hydrogen Project

On April 28, 2022, the Province of Tierra del Fuego and the Company announced the potential joint development of a green hydrogen project in the Río Grande, Tierra del Fuego area powered by wind energy. The Company has signed an amendment with Siemens Energy to adapt the Green H2 electroylzer FEED Study completed for Pecos County to this Project. In addition, the Company has a preliminary understanding with Siemens Gamesa as the technology provider for the wind energy. The Company estimates the land requirement of up to 10,000 hectares for the wind farm and the Green H2 facilities. The Company is in discussions with the same technology provider for the Ammonia complex as for Pecos County. The potential market for the Ammonia is Europe or Asia and the project location is ideal for ocean borne shipping east or west.

Project 6: Hydrogen Global- Tangier Morocco- Green Hydrogen Project

The Company has identified sea-based land assets in Tangier Morocco and is in negotiations for the supply of 160MWe of certified renewable power with local utility. The Company has international partners with local prescence in Morocco. Tangier has developed what is now the largest trading hub in Africa with ten major ports (https://www.marineinsight.com/know-more/10-major-ports-in-morocco/) including multi-modal deep seaports, multiple free-zones areas with substantial tax and trade incentives and it is located 15km from Europe ports (Spain and Gibraltar). Tangier and the neighboring coastal area benefit from some of the best wind conditions in the world, which can also be associated with solar power generation. The Kingdom of Morocco is strongly pushing the use of renewable energy and has recently issued a Green Hydrogen regulatory framework. The principal off-take markets are the shipping and terminal companies present in the Tangier Port Med including APM Terminals (https://www.apmterminals.com/en/medport-tangier/about/our-terminal), and CGM-CMA (https://www.cma-cgm.com).

Project 7: Hydrogen Global- Southern Coast of Peru-Green Hydrogen Project

The Company has entered advanced discussions with Peru’s principal electric power distribution company to develop potentially a Green Hydrogen project to produce up to 55 tons per day of hydrogen, requiring 160 MWe of constant and certified renewable power load. The Company plans to use its Siemens Energy Electrolyzer FEED template and adapt it for Peru. The Peru distribution company will also provide the land area as part of the transaction – approximately 5 hectares, by the sea to facilitate exports of green Hydrogen/Ammonia/Methanol to Asia and the U.S. West Coast. Peru’s mining industry with its use of heavy extraction and transportation equipment has significant market potential for the Company's hydrogen production.

Project 8: Hydrogen Global- Pecos County, Texas-Blue Hydrogen Project

The Company is in planning discussions with a super major oil company (the “Super Major”) to develop jointly a Blue Hydrogen project at the Company’s Pecos County, Texas site. The Project plans to utilize potentially a portion of the Super Major’s 2 billion cubic feet per day natural gas production and transportation from the area to produce hydrogen utilizing an autothermal reformer (“ATR”) technology along with carbon capture. In turn, the hydrogen will be used in Siemens Energy turbines and generator sets to produce 265 MWe of electric power which are projected to utilize initially a 75% hydrogen-25% natural gas feed and moving to a 100% hydrogen feed, with the electric power to be marketed by the power commodity trading desk of the Super Major. Solar and wind power will be utilized in the ATR and under discussions with the renewable utility developing the Company’s other solar projects in the area.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. There is no assurance that such financing can be obtained on favorable terms.

Energy Transition

We believe that the world’s energy consumers will need and demand legacy petroleum derived fuels such as ultra-low sulfur diesel and gasoline for an interim period that may last for the next 15 years as the electric transportation sectors and hydrogen markets evolve. Our mission is to help meet this demand by producing these transitional fuels in the most environmentally compatible way with rapidly permitted, greenfield modular smaller footprint refineries that reduce emission by over 95% and which employ carbon capture and to be powered by renewable energy.1 That has led the Company to join with Polaris Energy to employ its Ultra FuelsTM Refinery patented process. To this the patented configuration, the Company has added carbon capture and for the entire project to be powered with solar energy.

____________________________________

1 We note the following comment regarding new legacy large scale refinery capacity: “Oil companies will almost certainly never build another new refinery in the U.S., said Robert Yawger, an analyst at Mizuho. The last new U.S. refinery was built in the 1970s, and the industry now considers them too expensive, and burdensome to invest in due to strict environmental rules. Some are expanding capacity at existing facilities, but that process can’t easily be sped up, Mr. Yawger said.” Andrew Restuccia and Collin Eaton, “Biden Pushes Fuel Makers to Boost Capacity, Criticizes Profits”, https://www.wsj.com/articles/biden-pushes-oil-companies-to-boost-capacity-criticizes-profits-11655297130?st=m4x22q74oti1m5f&reflink=article_email_share,  Wall Steet Journal, June 15, 2022.

This business plan underscores our decision to form two sub-divisions of the Company that will be operating respectively as Clean Energy Global, LLC and Hydrogen Global, LLC. The planned clean fuels and hydrogen projects are designed to be powered by solar and wind renewable energy. Our business plan of producing potential transitional clean fuels and hydrogen establishes our footprint in the current clean fuels demand and for the future clean fuels demand and most importantly, we can develop these concepts on a global basis.

Evolution of The New Hydrogen Economy

Last year in our 10K Item 1 Business, we outlined “The New Hydrogen Economy” and why we think the Company should make hydrogen the cornerstone of our future. Since passage of one year, the global hydrogen outlook has increased and evolved, and so has that of the Company. As noted, we are increasing our hydrogen footprint on a global scale with projects being developed in Texas, Argentina, Peru and Morocco.

Why hydrogen?

“After years of dabbling, major oil companies are finally planning the kind of large-scale investments that would make green hydrogen a serious business” reports Bloomberg.2 “They’re chasing a very particular vision of a low-carbon future — multibillion dollar developments that generate vast concentrations of renewable electricity and convert it into chemicals or clean fuels that can be shipped around the world to power trucks, ships or even airplanes.”3

“Hydrogen is a versatile and clean-burning fuel many believe could be the key to addressing some of the obstacles the global economy is facing in its race to decarbonize. Green hydrogen is an emission-free fuel produced using renewable energy that powers an electrolyzer to turn water into hydrogen and oxygen. Meanwhile, blue hydrogen is made from natural gas and can be emissions-free with carbon capture technology. Many believe that hydrogen could replace natural gas as a fuel for power plants and other industrial processes. The energy industry could utilize a significant portion of its existing infrastructure to transport and store hydrogen, which would flow into existing power plants to produce emissions-free electricity. Given the fuel's versatility, ability to utilize existing infrastructure, and carbon emissions profile, analysts see a bright future for hydrogen. For example, investment bank Goldman Sachs believes that hydrogen could be a $1 trillion a year market by 2050.” 4

Major green hydrogen investments have been announced by three international super major petroleum companies and a major utility in the past month.  On June 14, 2022, British Petroleum announced a $30 billion green hydrogen project in Australia5. Also on June 14, 2022, Total Energies announced an investment in India’s Adani to produce 1 million tons of green hydrogen by 2030. The first project to produce green hydrogen and related products will cost around $5 billion. Longer term, the project sponsors plan to invest more than $50 billion over the next 10 years in green hydrogen and its ecosystem6 Chevron announced its $2.5 billion investment in hydrogen on June 16, 2022. 7

_________________________________

2 Will Mathis, Laura Hurst and Francois De Beaupuy, “Big Oil Bets that Green Hydrogen is the Future of Energy”, https://www.bloomberg.com/news/articles/2022-06-19/big-oil-bets-that-green-hydrogen-is-the-future-of-energy, June 19,2022.

3 Bloomberg, “Big Oil”.

4    Matthew DeLallo,https://www.msn.com/en-us/money/companies/chevron-is-betting-dollar25-billon-on-hydrogen-will-it-pay-off-for-investors/ar-AAYCYvg?li=BBnb7Kz, The Motley Fool,  June 17, 2022.

5 Jenny Strasburg, “BP Bets Big on Giant ‘Green Hydrogen’ Project in Australia, https://www.wsj.com/articles/bp-bets-big-on-giant-green-hydrogen-project-in-australia-11655240401?mod=djem_EnergyJournal

6 TotalEnergies Press Release, “TotalEnergies and Adani Join Forces to Create a World-Class Green Hydrogen Company, June 14, 2022,

https://totalenergies.com/media/news/press-releases/india-totalenergies-and-adani-join-forces-create-world-class-green.

7  Will Mathis, “Chevron Eyes $2.5 Billion Investments in Low-Carbon Hydrogen”, Bloomberg, June 16, 2022.

As noted by British Petroleum, the hub is one of a handful of hydrogen megaprojects attracting increasingly bigger investment, including from companies traditionally focused on fossil fuels. Hydrogen is emerging as a potential way to cut carbon emissions from industries such as trucking, shipping, steelmaking and fertilizer manufacturing that contribute to climate change but are hard to reduce8.

The Russian invasion of Ukraine is a catalyst for review of energy policy around the globe. Recent high natural-gas prices, exacerbated by Russia’s war in Ukraine, and Europe’s subsequent efforts to wean itself off Russian fossil fuels have accelerated government support for green hydrogen across the globe. Analysts and investors say the fuel is needed to supplement and ultimately supplant natural gas, including the liquefied form called LNG that countries in Europe and elsewhere are rushing to import. 9

Major power generation companies are joining the hydrogen evolution. On June 15, 2022, NextEra Energy, technology provider for MMEX West Texas projects, announced its RealZero goal to eliminate carbon emissions from number of its operations including its power generation facilities. 10 The Press Release stated: “NextEra Energy has created the Zero Carbon Blueprint™, a comprehensive plan to significantly increase renewable energy deployment and lead the $4 trillion market opportunity to decarbonize the U.S. economy. Plan would generate only carbon-emissions-free energy from a diverse mix of wind, solar, battery storage, nuclear, green hydrogen and other renewable sources. Real Zero is the most ambitious carbon emissions reduction goal ever set by an energy producer, and the sector's only one to not require carbon offsets for success.  Natural gas would be displaced by green hydrogen in some of its existing generating units: FPL would convert 16,000 MW of existing natural gas units to run on green hydrogen. The conversion of these modern, efficient units to green hydrogen is expected to be a cost-effective solution for customers and their operation would serve as an important and diverse generation source. Importantly, reaching FPL's Real Zero goal would not result in any stranded generation assets.”

RBN Energy analysis of the NextEra announcement stated “NextEra announced yesterday its Real Zero strategy, which envisions the company reaching full decarbonization by 2045. While the vision is multi-faceted, the plans for NextEra’s Florida Power and Light (FPL) subsidiary caught our attention. As part of Real Zero, FPL’s 16,000 megawatts (MW) of natural gas-powered electric generating capacity would be converted to run on 100% green hydrogen by 2045. How much hydrogen would that require, you may ask? The answer is, well, a lot. At 100% utilization and an assumed heat rate of 7.2 megawatt-hours per million British Thermal Units (MMBtus), we estimate the FPL gas plants can consume a peak rate of about 2,500,000 MMBtus per day, roughly 2.5 billion cubic feet per day of natural gas. If all that natural gas were replaced by hydrogen, and assuming an equivalent heat rate for the power plants when burning H2, the hydrogen requirement of 2,500,000 MMBtus per day would require about 50,000 MW of electrolysis capacity to produce it. That is an enormous amount of electrolysis, the scale of which dwarfs anything we have heard of in the U.S., or the world, for that matter.”11

The forecasts for the hydrogen economy are robust. In a recent report, an international assurance and risk management company DNV forecasts the use of hydrogen in the energy transition through to 2050. The report states:

•

“Renewable and low-carbon hydrogen is crucial for meeting the Paris Agreement goals to decarbonize hard-to-abate sectors. To meet the targets, hydrogen would need to meet around 15% of world energy demand by mid-century.

•

We forecast that global hydrogen uptake is very low and late relative to Paris Agreement requirements — reaching 0.5% of global final energy mix in 2030 and 5% in 2050, although the share of hydrogen in the energy mix of some world regions will be double these percentages.

_____________________________

8 TotalEnergies Press Release, “TotalEnergies and Adani Join Forces”.

9  Strasburg, Wall Street Journal

10 NextEra Energy Press Release, June 14, 2022, https://newsroom.nexteraenergy.com/2022-06-14-NextEra-Energy-sets-industry-leading-Real-Zero-TM-goal-to-eliminate-carbon-emissions-from-its-operations,-leverage-low-cost-renewables-to-drive-energy-affordability-for-customers.

11  Jason Ferguson, RBN Hydrogen Billboard Report, June 15, 2022, https://rbnenergy.com/hydrogen-billboard/report/2022-06-15.

7

•

Global spend on producing hydrogen for energy purposes from now until 2050 will be USD 6.8trn, with an additional USD 180bn spent on hydrogen pipelines and USD 530bn on building and operating ammonia terminals.

•

Hydrogen will be transported by pipelines up to medium distances within and between countries, but almost never between continents. Ammonia is safer and more convenient to transport, e.g. by ship, and 59% of energy-related ammonia will be traded between regions by 2050.

•

Direct use of hydrogen will be dominated by the manufacturing sector, where it replaces coal and gas in high-temperature processes. These industries, such as iron and steel, are also where the uptake starts first, in the late 2020s.

•

Hydrogen derivatives like ammonia, methanol and e-kerosene will play a key role in decarbonizing the heavy transport sector (aviation, maritime, and parts of trucking), but uptake only scales in the late 2030s.[12]

The Company’s Hydrogen Initiatives-A Significant Global Footprint

The Company has initiated development of hydrogen projects in three of the top ten countries with hydrogen projects- U.S., Morocco and Argentina.

13

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

_______________________________

12 DNV, “Hydrogen Forecast to 2050, Energy Transition Outlook 2022, June 14, 2022.

13 Strasburg, Wall Street Journal

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

Employees

As of April 30, 2022, we had no employees but rather to reduce costs our key management team is working under consulting agreements.  We contract for all professional services when needed.

Legal Proceedings

See Item 3 of this Report.

Item 1A:  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B:  Unresolved Staff Comments.

None.

Item 2:  Properties

Our office address for mailing purposes is 3616 Far West Blvd. #117-321, Austin, Texas 78731. Our executive physical office is located at 3600 Dickinson, Fort Stockton, Texas, 79735 near the sites of our proposed clean fuels and hydrogen projects.

We own  a total of approximately 1,043.25 acres in Pecos County, Texas that are the sites for our planned clean fuels and hydrogen projects.

Item 3:  Legal Proceedings

None

Item 4:  Mine Safety Disclosures

Not Applicable.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our common stock has been listed on the OTC Pink under the symbol "MMEX".  The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.  From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the OTC Pink tier.  The following table indicates the quarterly high and low bid price for our common stock for the fiscal years ending April 30, 2022 and 2021.  Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended April 30, 2021
Quarter ended July 31, 2020	$395.57	$294.96
Quarter ended October 31, 2020	$325.27	$236.94
Quarter ended January 31, 2021	$374.99	$245.03
Quarter Ended April 30, 2021	$452.06	$335.73

Fiscal year ended April 30, 2022
Quarter ended July 31, 2021	$17.00	$1.00
Quarter ended October 31, 2021	$1.10	$0.48
Quarter ended January 31, 2022	$0.59	$0.13
Quarter Ended April 30, 2022	$0.30	$0.11

On July 13, 2022, the closing bid price of our common stock as reported on the OTC Pink was $0.09.

The number of holders of record of the Company's common stock as of April 30, 2022 was 171 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on our common stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2022.

Recent Sales of Unregistered Securities not previously reported in the Company's Form 10-Q

On February 15, 2022 the Company issued 250,000 shares of its common stock for the exercise of prefunded warrants.

On March 1, 2022 the Company issued 250,000 shares of its common stock for the exercise of prefunded warrants.

On March 10, 2022 the Company issued 300,000 shares of its common stock for the exercise of prefunded warrants.

On March 16, 2022 the Company issued 375,000 shares of its common stock for the exercise of prefunded warrants.

On March 18, 2022 the Company issued 25,611 shares of its common stock to extinguish $15,000 of accrued liabilities and issued 78,709 shares of its common stock to extinguish $40,000 of accrued liabilities owed to related parties.

On April 4, 2022 the Company issued 400,000 shares of its common stock for the exercise of its Series A warrants and received proceeds of $40.

On April 13, 2022 the Company issued 100,000 shares of its common stock valued at $14,091 for a debt discount.

On April 19, 2022 the Company issued 330,000 shares of its common stock for the exercise of its Series A warrants and received proceeds of $33.

On May 25, 2022 the Company issued 500,000 shares of its common stock for the exercise of its Series A warrants and received proceeds of $50.

On June 1, 2022 the Company issued 710,802 shares of its common stock for the conversion of $90,000 of note principal and $19,677 of accrued interest.

On June 7, 2022 the Company entered into a $105,000 convertible note with a maturity date of June 7, 2023.  The note has an interest rate of 10% and is convertible into shares of the Company’s common stock at a conversion price of $0.11 per share for the first 180 days following the issuance date.  After the first 180 days has passed the note will have a variable conversion price equal to 58% of the Company’s lowest trading price during the ten days prior to the conversion date.

On June 13, 2022 the Company issued 497,000 shares of its common stock for the exercise of its Series A warrants and received proceeds of $50.

On June 30, 2022 the Company issued 400,000 shares of its common stock for the exercise of its Series A warrants and received proceeds of $40.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	35,508,000	$0.06	0
Total	35,508,000	$0.06	0

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

Overview

Business Overview

Since 2016, the focus of our business has been to build crude oil distillation units and refining facilities (CDUs) in the Permian Basin in West Texas.  We revised our business plan in 2021 to move MMEX to clean energy production, leveraging our history, management and business relationships from the traditional energy sector.

Since 2021 MMEX has expanded its focus to the development, financing, construction and operation of clean fuels infrastructure projects powered by renewable energy.  We have formed two operating sub-divisions of the Company - one sub-division to transition from legacy refining transportation fuels by producing them as ultra clean fuels with carbon capture or as stand-alone renewable or clean fuels projects, and the second sub-division which plans to produce green and/or blue hydrogen with the option for conversion of hydrogen to ammonia or methanol.  These two sub-divisions will be operating respectively as Clean Energy Global, LLC and Hydrogen Global, LLC. The planned projects are designed to be powered by solar and wind renewable energy.

Through April 30, 2022, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net loss of $228,730 or $(0.02) per share, for fiscal year ended April 30, 2022, compared to a net loss of $24,526,886 or $(14.23) per share, for the fiscal year ended April 30, 2021.  As discussed below, the net income or loss for any fiscal year fluctuates materially due to non-operating gains and losses.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased $426,201 to $1,293,672 for the year ended April 30, 2022 from $867,471 for the year ended April 30, 2021.  The increase resulted from higher professional fee costs, which included increased costs for legal, public relations, and consulting services.

Project Costs

Our project costs increased $1,458,609 to $1,637,742 for the year ended April 30, 2022 from $179,133 for the year ended April 30, 2021.  The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred.  During the year ended April 30, 2022, we obtained financing and were able to move forward on our projects, which included incurring costs for the  acquisition of rights, planning, design and permitting.

Depreciation and Amortization Expense

Our depreciation and amortization expenses remained constant, totaling $35,877 and $34,875 for the years ended April 30, 2022 and 2021, respectively. The expense results from the depreciation of land improvements and amortization of land easements.

Other Income (Expense)

Our interest expense decreased $625,711 to $517,784 for the year ended April 30, 2022 from $1,143,495 for the year ended April 30, 2021.  We entered into fewer convertible debt arrangements in the current fiscal year, resulting in less amortization of debt discount to interest expense, and our debt arrangements during the year ended April 30, 2022 had more favorable interest rates, thus explaining the decrease in interest expense over time.

For the years ended April 30, 2022 and 2021, we reported gains (losses) on derivative liabilities of $3,010,042 and $(22,906,922), respectively.  In a series of subscription agreements, we issued warrants in prior years that contained certain anti-dilution provisions that we have identified as derivatives.  We also identified the variable conversion feature of certain convertible notes payable as derivatives.  We estimated the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. During the year ended April 30, 2022 all derivative liabilities were written off the books, resulting in a larger gain in the current period than in the prior period.

We reported a gain on extinguishment of debt of $243,303 for the year ended April 30, 2022 compared to a gain on extinguishment of debt of $605,010 for the year ended April 30, 2021.  The gain on extinguishment of debt generally results from the settlement and extinguishment of convertible notes payable and certain accounts payable and accrued expenses and can fluctuate over time as we are able to settle or pay off debt.

Net Income (Loss)

As a result of the above, we reported net losses of $228,730 and $24,526,886 for the years ended April 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Working Capital

As of April 30, 2022, we had current assets of $184,200, comprised of cash of $136,867 and prepaid expenses and other current assets of $47,333, and current liabilities of $3,054,377, resulting in a working capital deficit of $2,870,177.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2022 and 2021 were as follows:

	2022	2021

Cash, Beginning of Year	$330,449	$66,830
Net Cash Used in Operating Activities	(3,402,572)	(805,683)
Net Cash Used in Investing Activities	(677,905)	-
Net Cash Provided by Financing Activities	3,886,895	1,069,302

Cash, End of Year	$136,867	$330,449

We used net cash of $3,402,572 in operating activities for the year ended April 30, 2022 as a result of our net loss of $228,730, our non-cash gains of $3,253,345, our increase in prepaid expenses and other current assets of $9,440, our increase in accounts payable of $116,276, and our increase in  accounts payable and accrued expenses – related parties of $156,064, partially offset by non-cash expenses totaling $279,887, a decrease in our deposit of $900, and an increase in accrued expenses of $80,496.

In comparison, we used net cash of $805,683 in operating activities for the year ended April 30, 2021 as a result of our net loss of $24,526,886, our non-cash gain of $605,010 and our increase in prepaid expenses and other current assets of $14,748, partially offset by non-cash expenses totaling $23,402,206, and increases in accounts payable of $3,695, accrued expenses of $756,839 and accounts payable and accrued expenses – related parties of $178,221.

Net cash used in investing activities was $677,905, and $0 for the years ended April 30, 2022 and 2021, respectively, comprised on the purchase of property and equipment.

Net cash provided by financing activities was $3,886,895 for the year ended April 30, 2022, comprised of proceeds from notes payable of $352,500, proceeds from convertible notes payable of $233,500, proceeds from the sale of common and series B preferred stock and warrants of $4,500,000, and proceeds from warrant exercise of $73, partially offset by repayments of notes payable of $388,048, repayments of convertible notes payable of $255,331, and the payment of $555,799 in offering costs.

By comparison, net cash provided by financing activities was $1,069,302 for the year ended April 30, 2021, comprised of proceeds from notes payable of $775,000, proceeds from convertible notes payable of $10,000, proceeds from convertible notes payable – related parties of $163,500, proceeds from SBA bridge loan of $10,000, and proceeds from a PPP loan payable of $150,000, partially offset by repayments of convertible notes payable of $39,198.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $68,213,423 and a total stockholders’ deficit of $1,755,980 at April 30, 2022, and have reported negative cash flows from operations since inception.  In addition, as of April 30, 2022 we did not have the cash resources to meet our operating commitments for the next twelve months.  We require capital investments to implement our business plan, including the development of our planned hydrogen projects. Additionally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no material changes to our significant accounting policies during the year ended April 30, 2022 and there are no policies we deem to be critical accounting policies.

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2022 and 2021

Consolidated Statements of Operations for the years ended April 30, 2022 and 2021

Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended April 30, 2022 and 2021

Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T):  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of April 30, 2022, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements included in this Form 10-K were fairly stated in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Management has made changes to the Company's internal control over financial reporting through the date of this report and/or through the quarter ended April 30, 2022, that materially affected the Company's internal control over financial reporting.  Specifically, management increased its accounting personnel and made numerous changes to its accounting processes which resulted in a segregation of duties and the implementation of reviews and monitoring activities which have added controls into the accounting processes and improved our financial reporting. Additionally, management established a formal written policy for the approval, identification, and authorization of related party transactions.

Limitations on Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Independent Registered Accountant's Internal Control Attestation

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons.  Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	75	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	67	Director	2010

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2022, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2022.  There were no stock option awards outstanding at April 30, 2022 to our non-executive directors.

Item 11.  Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2022	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2021	$-	$-	$-	$-	$-	$-	$-

(1)    Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the years ended April 30, 2022 and 2021, we incurred consulting fees and expense reimbursement related to business development, financing and other corporate activities to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $240,800 and $218,970, respectively.  Amounts included in accrued expenses – related parties due to Maple Resources totaled $40,000 and $118,540 as of April 30, 2022 and 2021, respectively.

Outstanding Equity Awards at Fiscal Year-End

During the year ended April 30, 2022 we did not grant any stock awards. At April 30, 2022, we had no outstanding stock options or other equity awards issued to our executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 13, 2022, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 23,312,484 shares of common stock outstanding on July 13, 2022. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 13, 2022 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Voting Power (5)
Jack W. Hanks (2)(5)	3,592,336	13.65%	52.25%
Bruce N. Lemons (3)	4,056,267	15.42%	2.22%
Nabil Katabi (4)	8,864,283	33.69%	12.33%
Robyn Watson	2,929,523	12.57%	6.16%
Alexis Hanks	1,298,585	5.57%	2.73%
All directors and officers as a group (two persons)	7,648,603	7.07%	54.47%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3600 Dickinson, Fort Stockton, Texas 79735.
(2)

Common shares for Mr. Hanks include: (i) 43 shares held by The Maple Gas Corporation, (ii) 136 shares held by Maple Structure Holdings, LLC, (iii) 592,157 shares held by Maple Resources Corporation and (iv) 3,000,000 shares issuable upon the exercise of outstanding warrants.  This number excludes 1,161,746 shares owned by Leslie Doheny Hanks, the wife of Mr. Hanks, as to which Mr. Hanks disclaims any beneficial ownership.

(3)

Common shares for Mr. Lemons include: (i) 1,056,231 shares held by BNL Family Trust (ii) 36 shares held by AAM Investments, LLC, and (iii) 3,000,000 shares issuable upon the exercise of outstanding warrants. Mr. Lemons and his family are the beneficiaries of BNL Family Trust. AAM Investments, LLC is indirectly owned by BNL Family Trust, a trust established for the benefit of Mr. Lemons and his family.

(4)	Common shares for Mr. Katabi include: (i) 5,864,283 shares held personally and (ii) 3,000,000 shares issuable upon the exercise of outstanding warrants.
(5)

The holders of Series A Preferred Stock have 51% of the voting power of the outstanding shares of capital stock of the Company and this amount represents common stock ownership as of July 13, 2022 and does not take into account any shares of common stock subject to any exercises of options or warrants.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Contractual Agreements

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $76,770 and $272,834 as of April 30, 2022 and 2021, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective January 1, 2020, the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $17,897 and effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2022, we incurred consulting fees and expense reimbursement to Maple Resources totaling $240,800 and we made repayments to Maple Resources of $245,899, resulting in $20,000 still owed as of April 30, 2022.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In September 2021 we made a payment of $110,000 to pay for the consulting fees accrued through August 2021 under the consulting agreement and in March 2022 we issued 39,355 shares of our common stock to extinguish $20,000 owed under the consulting agreement, therefore $20,000 was still owed as of April 30, 2022.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $40,000 and $118,540 as of April 30, 2022 and 2021, respectively, which was inclusive of accrued interest due under the convertible notes described below.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2022 we recorded $30,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $41,641.  In September 2021 we made a payment of $55,000 to pay for the consulting fees accrued through August 2021 under the consulting agreement and in March 2022 we issued 19,677 shares of our common stock to extinguish $10,000 owed under the consulting agreement.  During the year ended April 30, 2022 we made repayments of $52,435 for reimbursable expenses.  Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $17,264 ($10,000 payable in stock) and $63,058 ($45,000 payable in stock) as of April 30, 2022 and 2021, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO.  The consulting agreements were to end on December 31, 2021 but were extended by amendments to continue on a month-to-month basis. During the year ended April 30, 2022 we incurred $117,225 for fees and expense reimbursements to the children and paid $199,225. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $8,500 and $90,500 as of April 30, 2022 and 2021, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the year ended April 30, 2022 we recorded $20,000 for the amount payable in stock under the consulting agreement and in March 2022 we issued 19,677 shares of our common stock to extinguish $10,000 owed under the consulting agreement, therefore $10,000 was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2022.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following at April 30:

	2022	2021
Convertible note payable with Maple Resources Corporation, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [1]	$-	$7,033
Convertible note payable with BNL Family Trust, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [2]	-	10,691
Convertible note payable with Maple Resources Corporation, matured February 12, 2021, with interest at 5%, convertible into common shares of the Company [3]	-	5,000
Convertible note payable with Maple Resources Corporation, matured March 2, 2021, with interest at 5%, convertible into common shares of the Company [4]	-	800
Convertible note payable with Maple Resources Corporation, matured May 12, 2021, with interest at 5%, convertible into common shares of the Company [5]	-	41,466
Convertible note payable with Maple Resources Corporation, matured July 31, 2021, with interest at 5%, convertible into common shares of the Company [6]	-	10,000

	-	74,990
Less discount	-	(235)

Total	$-	$74,755

21

[1]

This convertible note was entered into on 12/27/19 in exchange for cash of $5,500 and financing fees of $5,500 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock (10,000,000,000 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 360,682 common shares (1,579,982,678 pre-split shares) were issued to extinguish $3,967 of the principal balance. During the year ended April 30, 2022 the Company issued 639,318 shares of common stock to extinguish the full principal balance of $7,033 and paid $853 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $135 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $718, respectively.

[2]

This convertible note was entered into on 12/27/19 in exchange for cash of $11,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock (10,000,000,000 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 28,094 common shares (280,936,972 pre-split shares) were issued to extinguish $309 of the principal balance. During the year ended April 30, 2022 the Company issued 971,906 shares of common stock to extinguish the full principal balance of $10,691. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $269 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $1,006 and $737, respectively.

[3]

This convertible note was entered into on 2/12/20 in exchange for cash of $5,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 454,545 shares of the Company’s common stock (4,545,454,545 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 454,545 shares of common stock to extinguish the full principal balance of $5,000 and paid $399 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $96 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $303, respectively.

22

[4]

This convertible note was entered into on 3/2/20 in exchange for cash of $800 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 72,727 shares of the Company’s common stock (727,272,727 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 72,727 shares of common stock to extinguish the full principal balance of $800 and paid $55 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $15 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $40, respectively.

[5]

This convertible note was entered into on 5/12/20 in exchange for accrued consulting fees worth $41,466 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 3,769,636 shares of the Company’s common stock (37,696,363,636 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 3,769,636 shares of common stock to extinguish the full principal balance of $41,466 and paid $2,800 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $795 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $2,005, respectively.

[6]

This convertible note was entered into on 7/31/20 in exchange for cash of $10,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 909,091 shares of the Company’s common stock (9,090,909,091 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 909,091 shares of common stock to extinguish the full principal balance of $10,000 and paid $566 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $192 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $374, respectively.

23

Item 14:  Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2022 and 2021:

	2022	2021

Audit Fees (a)	$25,100	$24,400

Audit-Related Fees (b)	$-	$-

Tax Fees (c)	$-	$-

All Other Fees	$-	$-

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

 Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2022, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

24

Item 15:  Exhibits

(a) (3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (1)
3.3	Amendment to Amended and Restated Articles of Incorporation (4)
3.4	Certificate of Designation of Series A Preferred Stock (9)
4.1	Form of Warrant to Purchase Common Stock (2)
4.2	10% Convertible Note due January 31, 2020, payable to Auctus Fund, LLC (6)
4.3	10% Convertible Note due February 20, 2020, payable to GS Capital Partners LLC(8)
4.4	Second Amendment to Promissory Notes, dated March 31, 2020, by and between MMEX Resources Corporation and GS Capital Partners LLC (10)
4.5	Sixth Amendment to Promissory Notes, dated February 22, 2021, by and between MMEX Resources Corporation and GS Capital Partners LLC (11)
4.6	10% Promissory Note due December 31, 2021, payable to GS Capital Partners, LLC (11)
4.7	10% Promissory Note due March 26, 2021, payable to GS Capital Partners, LLC (5)
4.8	10% Promissory Note due June 22, 2022, payable to GS Capital Partners, LLC (5)
4.9	Form of Series A Warrant (12)
4.10	Form of Pre-Funded Warrant (12)
4.11	Form of Placement Agent Warrant (12)
10.1	Stock Purchase Agreement, dated March 4, 2017, by and between MMEX Resources Corporation and Maple Resources Corporation
10.2	Option Agreement, dated December 11, 2018, by and among MMEX Resources Corporation, Maple Resources Corporation and BNL Family Trust (6)
10.3	Securities Purchase Agreement, dated July 15, 2021, by and between MMEX Resources Corporation and institutional investor (12)
21.1	Subsidiaries (3)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a—14(a) or 17 CFR 240.15d—14(a).*
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________

*	Filed herewith.
(1)	Filed as exhibit to Report on Form 8-K filed on April 3, 2017.
(2)	Filed as exhibit to Report on Form 10-K filed on August 11, 2011.
(3)	Filed as exhibit to Form S-1 Registration Statement No. 333-218958.
(4)	Filed as exhibit to Report on Form 8-K filed on October 12, 2018
(5)	Filed herewith as exhibit to Report on Form 10-K filed on July 29, 2021.
(6)	Filed as exhibit to Report on Form 10-Q filed on March 12, 2019.
(7)	Filed as exhibit to Report on Form 8-K filed on March 10, 2017.
(8)	Filed as exhibit to Report on Form 10-K filed on July 26, 2019.
(9)	Filed as exhibit to Report on Form 8-K filed on August 2, 2019.
(10)	Filed as exhibit to Report on Form 10-K filed on August 13, 2020.
(11)	Filed as exhibit to Report on Form 10-Q filed on March 15, 2021.
(12)	Filed as exhibit to Report on Form 8-K filed on July 19, 2021.

25

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 15, 2022	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 15, 2022
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 15, 2022
Bruce N. Lemons

26

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MMEX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the Company) as of April 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of  the years in the two-year period ended April 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of  the years in the two-year period ended April 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company suffered a net loss for the year ended April 30, 2022 and had a working capital deficit and a stockholders’ deficit as of April 30, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Capital Stock and Other Equity Accounts

As discussed in Note 11, during the year ended April 30, 2022 the Company issued warrants in conjunction with the sale of common stock to third parties. During the year ended April 30, 2022 the Company modified the terms of 2,575,500 warrants which resulted in a change in the exercise price. The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place and determined there was no change in the fair value of the warrants as a result of this modification.  Auditing management’s calculation of the fair value of the change in the modified warrants issued can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

To test the valuation of the warrants, we evaluated management’s significant judgments and estimates.  Significant judgements and estimates related to the valuation of the warrants include fair valuing of warrants which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data.  We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.  In addition, we evaluated the Company’s disclosure in relation to this matter included in Notes 11 to the financial statements.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

Houston, TX

July 15, 2022

PCAOB ID 2738

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30,
	2022	2021
Assets

Current assets:
Cash	$136,867	$330,449
Prepaid expenses and other current assets	47,333	37,893
Total current assets	184,200	368,342

Property and equipment, net	1,114,197	472,169
Deposit	-	900

Total assets	$1,298,397	$841,411

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$639,782	$802,640
Accrued expenses	851,275	807,349
Accounts payable and accrued expenses – related parties	76,770	272,834
Notes payable	904,452	775,000
Note payable, currently in default	75,001	75,001
Convertible notes payable, currently in default, net of discount of $0 at April 30, 2022 and 2021	75,000	235,775
Convertible notes payable, net of discount of $22,903 and $133,944 at April 30, 2022 and 2021, respectively	432,097	398,056
Convertible notes payable – related parties, net of discount of $0 and $235 at April 30, 2022 and 2021, respectively	-	74,755
PPP loan payable	-	150,000
SBA express bridge loan	-	10,000
Derivative liabilities	-	3,010,042
Total current liabilities	3,054,377	6,611,452

Long-term liabilities	-	-

Total liabilities	3,054,377	6,611,452

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized, 21,204,682 and 3,251,641 shares issued and outstanding at April 30, 2022 and 2021, respectively	21,205	3,252
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at April 30, 2022 and 2021	1	1
1,500 and 0 Series B preferred shares issued and outstanding at April 30, 2022 and 2021, respectively	2	-
Additional paid-in capital	66,426,364	62,201,528
Non-controlling interest	9,871	9,871
Accumulated deficit	(68,213,423)	(67,984,693)
Total stockholders’ deficit	(1,755,980)	(5,770,041)

Total liabilities and stockholders’ deficit	$1,298,397	$841,411

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2022	2021

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,293,672	867,471
Refinery start-up costs	1,637,742	179,133
Depreciation and amortization	35,877	34,875

Total operating expenses	2,964,291	1,081,479

Loss from operations	(2,964,291)	(1,081,479)

Other income (expense):
Interest expense	(517,784)	(1,143,495)
Gain (loss) on derivative liabilities	3,010,042	(22,906,922)
Gain on extinguishment of liabilities	243,303	605,010

Total other income (expense)	2,735,561	(23,445,407)

Loss before income taxes	(228,730)	(24,526,886)
Provision for income taxes	-	-

Net loss	$(228,730)	$(24,526,886)

Net loss per common share – basic and diluted	$(0.02)	$(14.23)

Weighted average number of common shares outstanding – basic and diluted	12,820,881	1,723,476

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2021 and 2022

	Class A Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2020	1,335,283	$1,335	1,000	$1	-	$-	$37,721,639	$9,871	$(43,457,807)	$(5,724,961)

Shares issued for services	2,000	2	-	-	-	-	33,998	-	-	34,000
Shares issued for conversion of convertible notes payable	1,525,583	1,526	-	-	-	-	1,930,839	-	-	1,932,365
Shares issued for conversion of convertible notes payable - related parties	388,775	389	-	-	-	-	3,888	-	-	4,277
Settlement of derivative liabilities	-	-	-	-	-	-	22,511,164	-	-	22,511,164
Net loss	-	-	-	-	-	-	-	-	(24,526,886)	(24,526,886)

Balance, April 30, 2021	3,251,641	$3,252	1,000	$1	-	$-	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2021 and 2022 (Continued)

	Class A Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2021	3,251,641	$3,252	1,000	$1	-	$-	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)

Share issued with prefunded warrants for cash	170,000	170	-	-	-	-	2,999,830	-	-	3,000,000
Shares issued for accrued expenses	25,611	25	-	-	-	-	14,975	-	-	15,000
Shares issued for accrued expenses – related parties	78,709	79	-	-	-	-	39,921	-	-	40,000
Shares issued for debt discount	100,000	100	-	-	-	-	13,991	-	-	14,091
Shares issued for conversion of convertible notes payable	6,433,743	6,434	-	-	-	-	148,004	-	-	154,438
Shares issued for conversion of convertible notes payable - related parties	6,817,224	6,817	-	-	-	-	68,172	-	-	74,989
Shares issued with warrants for cash	-	-	-	-	1,500	2	1,499,998	-	-	1,500,000
Shares issued for the exercise of prefunded warrants	3,580,000	3,580	-	-	-	-	(3,580)	-	-	-
Shares issued for the exercise of Series A warrants	730,000	730	-	-	-	-	(657)	-	-	73
Shares issued for reverse stock split	17,754	18	-	-	-	-	(18)	-	-	-
Offering costs	-	-	-	-	-	-	(555,800)	-	-	(555,800)
Net loss	-	-	-	-	-	-	-	-	(228,730)	(228,730)

Balance, April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(228,730)	$(24,526,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	35,877	34,875
Stock-based compensation	-	34,000
Loan fees and penalties added to convertible note principal	165,000	208,055
(Gain) loss on derivative liabilities	(3,010,042)	22,906,922
Gain on extinguishment of liabilities	(243,303)	(605,010)
Amortization of debt discount	79,011	218,354
(Increase) decrease in assets:
Prepaid expenses and other current assets	(9,440)	(14,748)
Deposit	900	-
Increase (decrease) in liabilities:
Accounts payable	(116,277)	3,695
Accrued expenses	80,497	756,839
Accounts payable and accrued expenses – related parties	(156,064)	178,221
Net cash used in operating activities	(3,402,571)	(805,683)

Cash flows from investing activities:
Purchase of property and equipment	(677,905)	-
Net cash used in investing activities	(677,905)	-

Cash flows from financing activities:
Proceeds from notes payable	352,500	775,000
Repayments of notes payable	(388,048)	-
Proceeds from convertible notes payable	233,500	163,500
Repayments of convertible notes payable	(255,331)	(39,198)
Proceeds from convertible notes payable – related parties	-	10,000
Proceeds from PPP loan payable	-	150,000
Proceeds from SBA express bridge loan payable	-	10,000
Proceeds from the sale of common stock and prefunded warrants	3,000,000	-
Proceeds from the sale of series B preferred stock and warrants	1,500,000	-
Proceeds from the exercises of series A warrants	73	-
Offering costs	(555,800)	-
Net cash provided by financing activities	3,886,894	1,069,302

Net increase (decrease) in cash	(193,582)	263,619
Cash at the beginning of the period	330,449	66,830
Cash at the end of the period	$136,867	$330,449

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows (continued)

	Years Ended April 30,
	2022	2021

Supplemental disclosure:
Interest paid	$164,135	$14,784
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$154,438	$1,932,365
Common stock issued in conversion of related party debt	$74,989	$4,277
Common stock issued for accrued expenses	$15,000	$-
Common stock issued for accrued expenses – related parties	$40,000	$-
Settlement of derivative liabilities	$-	$22,511,164
Derivative liabilities for debt discount	$-	$200,859
Convertible notes payable for accrued expenses	$-	$34,000
Convertible notes payable – related parties for accrued expenses	$-	$42,268
Reverse split	$18	$-
Exercise of prefunded warrants	$3,580	$-
Shares issued for debt discount	$14,091	$-

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2022 and 2021

NOTE 1 – BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

MMEX was formed as a Nevada corporation in 2005. The current management team led an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed on September 23, 2010 and changed the Company’s name to MMEX Mining Corporation on February 11, 2011 and to MMEX Resources Corporation on April 6, 2016.

Since 2021 MMEX has expanded its focus to the development, financing, construction and operation of clean fuels infrastructure projects powered by renewable energy.

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Refining & Transport, LLC (“PRT”)	100%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Louisiana Gulf Refining & Trading, LLC	100%	LLC	Louisiana	Subsidiary
Rolling Stock Marine, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Ultra, LLC	100%	LLC	Texas	Subsidiary

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

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contained certain anti-dilution provisions that were previously identified as derivatives.  In addition, the Company had previously identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives.  Through April 30, 2021, the number of warrants or common shares to be issued under these agreements was indeterminate; therefore, the Company concluded that the equity environment was tainted and all additional warrants, stock options and convertible debt were included in the value of the derivative. During the year ended April 30, 2022 it was determined that the Company could increase their authorized common shares at any time, therefore the environment was no longer deemed to be tainted and all derivative liabilities were written off the books.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

April 30, 2022	Total	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$-	$-

April 30, 2021	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,010,042	$-	$-	$3,010,042

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

Project costs

Costs incurred prior to opening the Company’s then proposed crude oil refinery in Pecos County, Texas, including acquisition of refinery rights, planning, design and permitting, are recorded as project costs and expensed as incurred.

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. For the year ended April 30, 2022 and 2021, $18,398 and $10,000 were recorded, respectively.

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

Basic and diluted income (loss) per share

Basic net income or loss per common share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  As of April 30, 2022 and 2021 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Employee stock-based compensation

Pursuant to FASB ASC 718, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values. For the years ended April 30, 2022 and 2021, the Company recorded share-based compensation to employees of $0 and $0, respectively.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $68,213,423 and a total stockholders’ deficit of $1,755,980 at April 30, 2022, and have reported negative cash flows from operations since inception.  While we have received debt and equity funding during the period and have cash on hand of $136,867 at April 30, 2022, we still have a working capital deficit of $2,870,177, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $76,770 and $272,834 as of April 30, 2022 and 2021, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective January 1, 2020, the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $17,897 and effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2022, we incurred consulting fees and expense reimbursement to Maple Resources totaling $240,800 and we made repayments to Maple Resources of $245,899, resulting in $20,000 still owed as of April 30, 2022.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. In September 2021 we made a payment of $110,000 to pay for the consulting fees accrued through August 2021 under the consulting agreement and in March 2022 we issued 39,355 shares of our common stock to extinguish $20,000 owed under the consulting agreement, therefore $20,000 was still owed as of April 30, 2022.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $40,000 and $118,540 as of April 30, 2022 and 2021, respectively, which was inclusive of accrued interest due under the convertible notes described below.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2022 we recorded $30,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $41,641.  In September 2021 we made a payment of $55,000 to pay for the consulting fees accrued through August 2021 under the consulting agreement and in March 2022 we issued 19,677 shares of our common stock to extinguish $10,000 owed under the consulting agreement.  During the year ended April 30, 2022 we made repayments of $52,435 for reimbursable expenses.  Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $17,264 ($10,000 payable in stock) and $63,058 ($45,000 payable in stock) as of April 30, 2022 and 2021, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO.  The consulting agreements were to end on December 31, 2021 but were extended by amendments to continue on a month-to-month basis. During the year ended April 30, 2022 we incurred $117,225 for fees and expense reimbursements to the children and paid $199,225. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $8,500 and $90,500 as of April 30, 2022 and 2021, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the year ended April 30, 2022 we recorded $20,000 for the amount payable in stock under the consulting agreement and in March 2022 we issued 19,677 shares of our common stock to extinguish $10,000 owed under the consulting agreement, therefore $10,000 was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2022.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following at April 30:

	2022	2021
Convertible note payable with Maple Resources Corporation, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [1]	$-	$7,033
Convertible note payable with BNL Family Trust, matured December 27, 2020, with interest at 5%, convertible into common shares of the Company [2]	-	10,691
Convertible note payable with Maple Resources Corporation, matured February 12, 2021, with interest at 5%, convertible into common shares of the Company [3]	-	5,000
Convertible note payable with Maple Resources Corporation, matured March 2, 2021, with interest at 5%, convertible into common shares of the Company [4]	-	800
Convertible note payable with Maple Resources Corporation, matured May 12, 2021, with interest at 5%, convertible into common shares of the Company [5]	-	41,466
Convertible note payable with Maple Resources Corporation, matured July 31, 2021, with interest at 5%, convertible into common shares of the Company [6]	-	10,000

	-	74,990
Less discount	-	(235)

Total	$-	$74,755

F-15

[1]

This convertible note was entered into on 12/27/19 in exchange for cash of $5,500 and financing fees of $5,500 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock (10,000,000,000 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 360,682 common shares (1,579,982,678 pre-split shares) were issued to extinguish $3,967 of the principal balance. During the year ended April 30, 2022 the Company issued 639,318 shares of common stock to extinguish the full principal balance of $7,033 and paid $853 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $135 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $718, respectively.

[2]

This convertible note was entered into on 12/27/19 in exchange for cash of $11,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 1,000,000 shares of the Company’s common stock (10,000,000,000 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore 28,094 common shares (280,936,972 pre-split shares) were issued to extinguish $309 of the principal balance. During the year ended April 30, 2022 the Company issued 971,906 shares of common stock to extinguish the full principal balance of $10,691. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $269 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $1,006 and $737, respectively.

[3]

This convertible note was entered into on 2/12/20 in exchange for cash of $5,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 454,545 shares of the Company’s common stock (4,545,454,545 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 454,545 shares of common stock to extinguish the full principal balance of $5,000 and paid $399 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $96 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $303, respectively.

F-16

[4]

This convertible note was entered into on 3/2/20 in exchange for cash of $800 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 72,727 shares of the Company’s common stock (727,272,727 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 72,727 shares of common stock to extinguish the full principal balance of $800 and paid $55 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $15 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $40, respectively.

[5]

This convertible note was entered into on 5/12/20 in exchange for accrued consulting fees worth $41,466 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 3,769,636 shares of the Company’s common stock (37,696,363,636 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 3,769,636 shares of common stock to extinguish the full principal balance of $41,466 and paid $2,800 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $795 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $2,005, respectively.

[6]

This convertible note was entered into on 7/31/20 in exchange for cash of $10,000 and was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. At inception the Company identified the conversion feature of the convertible note as a derivative and estimated the fair value of the derivative using a multinomial lattice model simulation and assuming the existence of a tainted equity environment (see Note 10). On the effective date of the convertible note, the related party lender simultaneously submitted a notice to convert the total note principal into 909,091 shares of the Company’s common stock (9,090,909,091 shares pre-split). The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 909,091 shares of common stock to extinguish the full principal balance of $10,000 and paid $566 in cash to extinguish all of the accrued interest due under the note. The Company continued to accrue interest on the convertible note until the debt was paid in full, therefore they recorded interest expense of $192 during the year ended April 30, 2022. As of April 30, 2022 and 2021 accrued interest on the convertible note was $0 and $374, respectively.

Other Contractual Agreements

Maple Resources granted BNL Family Trust (“BNL”), a related party to Mr. Lemons, an option to purchase 1,000,000 shares of common stock from Maple Resources at a price of $0.20 per share. The option expired in March 2022. Beneficial ownership of Messrs. Hanks and. Lemons give effect to the exercise of such option.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2022	2021

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	17,517	10,962
Land	721,828	67,088
Land improvements	468,615	452,005
Land easements	37,015	37,015
	1,258,839	580,934
Less accumulated depreciation and amortization	(144,642)	(108,765)

	$1,114,197	$472,169

Depreciation and amortization expense totaled $35,877 and $34,875 for the years ended April 30, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2022	2021

Accrued payroll	$30,090	$30,090
Accrued consulting	12,000	60,000
Accrued interest and penalties	714,827	623,085
Other	94,358	94,174

	$851,275	$807,349

NOTE 7 – NOTES PAYABLE

Notes Payable

Notes payable consist of the following at April 30:

	2022	2021
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10%
$250,000 draw on March 5, 2021	$250,000	$250,000
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022 [1]	50,000	-
Note payable to an unrelated party with an issue date of March 8, 2021 with interest at 10% [2]	-	75,000
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [3]	136,952	250,000
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [4]	102,500	-
Note payable to an unrelated party with an issue date of March 3, 2022 with interest at 5% [5]	165,000	-

Total	$904,452	$775,000

F-18

[1]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The original maturity date of the note was the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. On December 30, 2021 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023. The note has an interest rate of 10% per annum from the date of each drawdown. In addition to the amounts shown as outstanding here, the Company received an additional $200,000 from a draw on June 21, 2021 and repaid the amount on July 20, 2021.

[2]

Effective March 8, 2021 the Company entered into a promissory note with JSJ Investments, Inc with a principal amount of $75,000. The maturity date of the note was March 8, 2022 and the note had an interest rate of 10% per annum from the date of funding. The Company paid the note in full on February 21, 2022.

[3]

Effective March 11, 2021 the Company entered into a promissory note with Vista Capital Investments, Inc with a principal amount of $250,000. The maturity date of the note was March 11, 2022 which was amended on February 23, 2021 to extend the due date to December 31, 2022. The note has an interest rate of 10% per annum from the date of funding. On February 23, 2022 the Company made a payment of $113,048 to pay down the note principal.

[4]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum.

[5]

Effective March 3, 2022 the Company entered into a promissory note with Sabby Volatility Warrant Master Fund with a principal amount of $165,000 in full satisfaction of all liquidated damages pursuant to a Registration Rights Agreement dated December 22, 2021. The maturity date of the note is due the earlier of February 28, 2023 or the date MMEX receives at least $6 million of proceeds from an equity or equity-based financing and the principal amount of the note is to increase to $181,500 if the note is not paid in full prior to June 22, 2022.

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at April 30:

	2022	2021

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2022	2021
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000
Note payable to an accredited investor, maturing January 31, 2020, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [3]	-	91,331
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [4]	-	10,000
Note payable to an individual, maturing December 27, 2020, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [5]	-	9,719
Note payable to an individual, maturing January 22, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [6]	-	6,500
Note payable to an individual, maturing May 14, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [7]	-	34,000
Note payable to an individual, maturing September 9, 2021, with interest at 5%, convertible into common shares of the Company at a defined variable exercise price [8]	-	9,225

	75,000	235,775
Less discount	-	-

Total	$75,000	$235,775

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

[3]

Effective January 31, 2019, the Company issued and delivered to Auctus Fund, LLC (“Auctus”) a 10% convertible note in the principal amount of $125,000. The Company received net proceeds $112,250 after payment of $12,750 of the fees and expenses of the lender and its counsel. Auctus, on or following the 180th calendar day after the issuance date of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock a 40% discount to the lowest trading price during the 20 days prior to the date the notice of conversion is received by the Company. The note matured on January 31, 2020 and was in default as of April 30, 2020. The Company could redeem the note at redemption prices ranging from 120% to 135% during the first 180 days after issuance. The Company could not redeem the note after 180 days from the issuance date. The note had a principal balance of $125,000 as of April 30, 2019. During year ended April 30, 2020, Auctus converted principal of $33,669 into common shares of the Company, resulting in a principal balance of $91,331 as of April 30, 2020. During the year ended April 30, 2021 there was no activity on the note so the balance remained unchanged. During the year ended on April 30, 2022 this note was paid in full.

F-20

[4]

Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 909,091 shares of common stock to extinguish the full principal balance of $10,000 and paid $863 in cash to extinguish all of the accrued interest due under the note.

[5]

Effective December 27, 2019 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in payment of accrued fees of $10,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $281 of the principal balance. During the year ended April 30, 2022 the Company issued 883,551 shares of common stock to extinguish the full principal balance of $9,719 and paid $856 in cash to extinguish all of the accrued interest due under the note.

[6]

Effective January 22, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $6,500 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 590,909 shares of common stock to extinguish the full principal balance of $6,500 and paid $538 in cash to extinguish all of the accrued interest due under the note.

[7]

Effective May 14, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $34,000 in payment of accrued fees of $34,000 that was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2022 the Company issued 3,090,909 shares of common stock to extinguish the full principal balance of $34,000 and paid $2,287 in cash to extinguish all of the accrued interest due under the note.

[8]

Effective September 9, 2020 the Company issued and delivered to a consultant a 5% convertible note in the principal amount of $10,000 in exchange for cash. The note was convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On the effective date of the convertible note, the lender simultaneously submitted a notice to convert the total note principal into shares of the Company’s common stock. The conversions were not completed, and the shares were not issued, due to a lack of sufficient shares of common stock at the time the conversion was requested. During the year ended April 30, 2021 shares became available to affect a partial conversion, therefore common shares were issued to extinguish $775 of the principal balance. During the year ended April 30, 2022 the Company issued 838,591 shares of common stock to extinguish the full principal balance of $9,225 and paid $505 in cash to extinguish all of the accrued interest due under the note.

Current Convertible Notes Payable

Current convertible notes payable consisted of the following at April 30:

	2022	2021
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$200,000	$200,000
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	90,000	90,000
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	-	80,000
Note payable to an accredited investor issued for extension fees, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [4]	-	80,000
Note payable to an accredited investor issued for extension fees, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	82,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [6]	165,000	-
Total	455,000	532,000
Less discount	(22,903)	(133,944)

Net	$432,097	$398,056

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

F-22

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

[4]

Effective December 31, 2020, the Company entered into a fifth amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates from December 31, 2020 to August 31, 2021. In exchange for the extension, the aggregate principal amounts of the notes increased by $80,000. GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance). During the year ended April 30, 2022, GS forgave the $80,000 note and $11,993 of its related accrued interest, therefore $91,993 was recorded as a gain on extinguishment of liabilities.

[5]

Effective March 26, 2021, the Company issued and delivered to GS a 10% convertible note in the principal amount of $82,000. The note was issued at a discount and the Company received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel. During the first 180 days, GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.015 per share and thereafter at 34% discount from the lowest trading price during the 15 days prior to conversion. The Company could redeem the note at redemption prices ranging from 110% to 118% during the first 180 days after issuance. During the year ended April 30, 2022, the Company repaid this note in full.

[6]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance.

In addition to the amounts shown as outstanding here, the Company entered into a $82,000 convertible note with GS on June 22, 2021 and received net proceeds of $78,500 after payment of $3,500 of fees and expenses of the lender and its counsel.  On July 20, 2021 the note was repaid in full.

NOTE 8 – PPP LOANS PAYABLE

With an effective date of January 25, 2021, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (“the Act”) in the amount of $150,000 and was funded on January 26, 2020.  During the year ended April 30, 2022, the Company was notified that its loan was forgiven pursuant to the provisions of the Act, therefore $150,000 was recorded as a gain on extinguishment of liabilities.

NOTE 9 – SBA BRIDGE LOAN PAYABLE

On July 14, 2020, the Company received $10,000 pursuant to the SBA’s Express Bridge Loan Pilot Program.  This program allows small businesses who have a business relationship with an SBA Express Lender to access up to $25,000 quickly.  The funds were advanced to the Company since it has applied for an Economic Injury Disaster Loan (“EIDL”) and because the funds under the program are not required to be paid back the Company recorded the $10,000 loan balance as a gain on extinguishment of liabilities.

NOTE 10 – DERIVATIVE LIABILITIES

In a series of subscription agreements, the Company issued warrants in prior years that contained certain anti-dilution provisions that had previously been identified as derivatives.  In addition, the Company previously identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives.  The number of warrants or common shares to be issued under these agreements was indeterminate; therefore, through April 30, 2021 the Company concluded that the equity environment was tainted and all warrants, stock options and convertible debt were included in the value of the derivatives. During the three months ended July 31, 2021, it was determined that the Company could increase their authorized common shares at any time, based on an agreement of the majority of voters to do so when needed, therefore the environment was no longer deemed to be tainted and all derivative liabilities were written off the books.

The Company estimated the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the years ended April 30, 2022 and 2021, we had the following activity in our derivative liabilities:

	Options and	Convertible
	Warrants	Notes	Total

Balance, April 30, 2020	$15	$2,607,418	$2,607,433
New issuances of debt	-	200,859	200,859
Debt conversions and repayments	-	(22,705,172)	(22,705,172)
Change in fair value of derivative liabilities	235,887	22,671,035	22,906,922

Balance, April 30, 2021	235,902	2,774,140	3,010,042
Change in fair value of derivative liabilities	(235,902)	(2,774,140)	(3,010,042)

Balance, April 30, 2022	$-	$-	$-

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of April 30, 2021 were as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 0.03% to 0.70%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 412.7% to 1556.1%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2021, the Company had authorized 11,000,000 shares consisting of 10,000,000 shares of common stock and 1,000,000 shares of preferred stock.  However, on August 16, 2021, the Company approved an amendment to its Articles of Incorporation to increase the number of its authorized shares of common stock from 10,000,000 to 200,000,000.  Shareholders owning in excess of 50.1% of the outstanding shares of voting common stock of the Company executed a written consent approving the amendment.  As of April 30, 2022, the Company had authorized 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the year ended April 30, 2022, the Company issued a total of 17,953,041 shares of its common stock: 170,000 shares (plus 3,580,000 prefunded warrants and 2,575,500 warrants, see Warrants below) for cash of $3,000,000; 6,433,743 shares valued at $154,438 in conversion of convertible notes principal of $149,444, accrued interest payable of $4,490 and payment of fees of $504; 6,817,224 shares valued at $74,989 in conversion of related party convertible notes principal; 17,754 shares issued pursuant to the rounding of fractional shares in connection with our reverse stock split; 3,580,000 shares issued for the exercise of prefunded warrants; 730,000 shares issued for the exercise of Series A warrants; 25,611 shares issued for accrued expenses of $15,000; 78,709 shares issued for accrued expenses – related parties of $40,000; and 100,000 shares issued for a debt discount valued at $14,091.  In conjunction with the stock and warrants issued for cash, the Company also issued 337,500 warrants to the placement agent (see Warrants below) and recognized $349,150 in out-of-pocket offering costs.

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

During the year ended April 30, 2022 and 2021 no preferred shares were issued.

Series B Preferred Stock

The Series B preferred stock has a stated value equal to $1,000, has no redemption or voting rights, and are entitled to receive dividends on preferred stock equal, on an as-of-converted-to-common-stock basis, to and in the same form as the dividends paid on shares of the common stock.  The Series B preferred stock was convertible, at the option of the holder, into the number of shares of common stock determined by dividing the stated value of such share of Preferred Stock by the Conversion Price of $0.10, subject to adjustment for stock dividends, stock splits, and certain subsequent equity sales or rights offerings. Effective June 7, 2022 we entered into an agreement to reduce the conversion price to $0.05 per share (see Note 14).

During the year ended April 31, 2022 the Company designated 1,500 shares of preferred stock as Series B and issued 1,500 shares of Series B preferred stock (plus 31,975,000 warrants, see Warrants below) for cash of $1,500,000. In conjunction with the stock issued for cash, the Company also issued 1,350,000 warrants to the placement agent (see Warrants below) and recognized $206,650 in out-of-pocket offering costs.

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

A summary of warrant activity during the years ended April 30, 2022 and 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2020	44,604	$1.00	1.91
Granted	63,388	$1.00
Canceled / Expired	(1)	$0.58
Exercised	-

Outstanding, April 30, 2021	107,991	$1.00	0.91
Granted	42,923,352	$1.00
Canceled / Expired	(3,213,343)	$0.84
Exercised	(4,310,000)	$0.00

Outstanding, April 30, 2022	35,508,000	$0.06	4.64

During the year ended April 30, 2022 the Company granted 529,852 warrants issued to warrant holders pursuant to anti-dilution provisions, 6,493,000 warrants issued in conjunction with the sale of common stock (see Common Stock above), and 33,325,000 warrants issued in conjunction with the sale of Series B preferred stock (see Series B Preferred Stock above).  As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and recording offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrants granted in association with either capital raise.

Of the 6,493,000 warrants granted with the sale of common stock, 3,580,000 were prefunded, therefore have a zero exercise price and no expiration.  The remaining warrants have a 5 year life and 2,575,500 of the warrants were issued with a $0.80 exercise price while the other 337,500 were issued with a $1.00 exercise price.  During the year ended April 30, 2022, the Company modified the terms of the 2,575,500 warrants which resulted in the exercise price changing from $0.80 to $0.0001.  The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place, however, as there was no change in the fair value as a result of the modification, no additional expense was recorded on the Company’s books.

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

A summary of stock option activity during the years ended April 30, 2022 and 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2020	2,000,000	$0.08	8.62

Granted	-
Canceled / Expired	(2,000,000)
Exercised	-

Outstanding, April 30, 2021	-	$-	-

Granted	-
Canceled / Expired	-
Exercised	-

Outstanding, April 30, 2022	-	$-	-

Common Stock Reserved

Combined with the 21,204,682 common shares outstanding at April 30, 2022, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $19,677,000 as of April 30, 2022 that will be available to offset future taxable income. The available net operating loss carry forwards expire in various years through 2042.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2022	2021
Deferred tax asset:
Net operating loss carryforward	$4,132,196	$3,417,552
Valuation allowance	(4,132,196)	(3,417,552)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2022	2021

Change in net operating loss benefit	$714,644	$390,912
Change in valuation allowance	(714,644)	(390,912)

Total	$-	$-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the year ended April 30, 2022 we were not involved in any material legal proceedings.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Subsequent to April 30, 2022 the Company issued 1,397,000 shares of its common stock for the exercise of its Series A warrants and received proceeds of $140.  Additionally, the Company issued 710,802 shares of its common stock for the conversion of $90,000 of note principal and $19,677 of accrued interest.

On June 7, 2022 the Company entered into a $105,000 convertible note with a maturity date of June 7, 2023.  The note has an interest rate of 10% and is convertible into shares of the Company’s common stock at a conversion price of $0.11 per share for the first 180 days following the issuance date.  After the first 180 days has passed the note will have a variable conversion price equal to 58% of the Company’s lowest trading price during the ten days prior to the conversion date.

Effective June 7, 2022 the Company entered into an agreement to reduce the conversion price of our Series B Preferred shares, as well as the exercise price of our Series C Warrants and our Series D Warrants, to $0.05 per share.

Subsequent to April 30, 2022 the Company issued 3,000,000 warrants each to Maple Resources Corporation, a related party controlled by Jack Hanks, President, CEO, and Director; BNL Family Trust, a related party to Bruce Lemons, Director; and Nabil Katabi, Consultant. The warrants were intended to incentivize each of the grantees to continue to perform services on behalf of the Company, as well as to recognize prior performance of services without cash compensation. The warrants have an exercise price of $0.20 per share and expire ten years from the date of issuance.

