Form 10-Q
period 2022-07-31
MMEX Resources Corp
filed 2022-09-14
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 12, 2022, there were 26,472,143 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2022

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year.  These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2022 filed with the Securities and Exchange Commission (“SEC”).

The Company amended its articles of incorporation to provide for a 1 for 10,000 reverse stock split of its common shares, which was effective as of July 1, 2021. The Company has given retroactive effect to the reverse stock split for all periods presented in this report on Form 10-Q.

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2022	April 30, 2022
Assets	(unaudited)

Current assets:
Cash	$8,259	$136,867
Prepaid expenses and other current assets	29,833	47,333
Total current assets	38,092	184,200

Property and equipment, net	1,105,100	1,114,197

Total assets	$1,143,192	$1,298,397

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$662,928	$639,782
Accrued expenses	864,191	851,275
Accounts payable and accrued expenses – related parties	106,730	76,770
Note payable, currently in default	75,001	75,001
Note payable	920,952	904,452
Convertible notes payable, currently in default, net of discount of $0 and $0 at July 31, 2022 and April 30, 2022, respectively	75,000	75,000
Convertible notes payable, net of discount of $16,831 and $22,903 at July 31, 2022 and April 30, 2022, respectively	453,169	432,097
Total current liabilities	3,157,971	3,054,377

Total liabilities	3,157,971	3,054,377

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized, 24,409,802 and 21,204,682 shares issued and outstanding at July 31, 2022 and April 30, 2022, respectively	24,410	21,205
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at July 31, 2022 and April 30, 2022	1	1
1,500 and 0 Series B preferred shares issued and outstanding at July 31, 2022 and April 30, 2022, respectively	2	2
Additional paid-in capital	69,562,422	66,426,364
Non-controlling interest	9,871	9,871
Accumulated deficit	(71,611,485)	(68,213,423)
Total stockholders’ deficit	(2,014,779)	(1,755,980)

Total liabilities and stockholders’ deficit	$1,143,192	$1,298,397

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2022	2021

Revenues	$-	$-

Operating expenses:
General and administrative expenses	803,858	442,507
Project costs	4,357	3,060
Depreciation and amortization	9,097	8,718

Total operating expenses	817,312	454,285

Loss from operations	(817,312)	(454,285)

Other income (expense):
Interest expense	(62,888)	(204,610)
Gain (loss) on derivative liabilities	-	3,010,042
Gain (loss) on extinguishment of liabilities	16,540	(59,856)

Total other income (expense)	(46,348)	2,745,576

Income (loss) before income taxes	(863,660)	2,291,291
Provision for income taxes	-	-

Net income (loss)	(863,660)	2,291,291

Deemed dividend	2,534,402	-

Net income (loss) attributable to common shareholders	$(3,398,062)	$2,291,291

Net income (loss) per common share – basic	$(0.15)	$0.69
Net income (loss) per common share – diluted	$(0.15)	$0.13
Weighted average number of common shares outstanding - basic	22,560,365	3,306,697
Weighted average number of common shares outstanding - diluted	22,560,365	19,228,868

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2021 (Unaudited)

	Common Stock		Class A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2021	3,251,641	$3,252	1,000	$1	-	$-	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)
Shares issued with prefunded warrants for cash	170,000	170	-	-	-	-	2,999,830	-	-	3,000,000
Shares issued for conversion of convertible notes payable and accrued interest	11,814	11	-	-	-	-	42,520	-	-	42,531
Shares issued for reverse stock split	17,754	18	-	-	-	-	(18)	-	-	-
Shares issued for the exercise of prefunded warrants	250,000	250	-	-	-	-	(250)	-	-	-
Offering Costs	-	-	-	-	-	-	(349,150)	-	-	(349,150)
Net loss	-	-	-	-	-	-	-	-	2,291,291	2,291,291

Balance, July 31, 2021	3,701,209	$3,701	1,000	$1	-	$-	$64,894,460	$9,871	$(65,693,402)	$(785,369)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2022 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)
Shares issued for conversion of convertible notes payable and accrued interest	710,802	711	-	-	-	-	108,966	-	-	109,677
Warrants issued as stock-based compensation	-	-	-	-	-	-	495,000	-	-	495,000
Shares issued for the exercise of warrants	2,494,318	2,494	-	-			(2,310)	-	-	184
Deemed dividend	-	-	-	-	-	-	2,534,402	-	(2,534,402)	-
Net (loss)	-	-	-	-			-	-	(863,660)	(863,660)

Balance, July 31, 2022	24,409,802	$24,410	1,000	$1	1,500	2	$69,562,422	$9,871	$(71,611,485)	$(2,014,779)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(863,660)	$2,291,291
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	9,097	8,718
(Gain) loss on derivative liabilities	-	(3,010,042)
Amortization of debt discount	6,072	63,075
Warrants issued as stock-based compensation	495,000	-
Note recorded for loan penalties	16,500	-
(Gain) loss on extinguishment of liabilities	(16,540)	59,856
(Increase) decrease in prepaid expenses and other current assets	17,500	(293,390)
Increase (decrease) in liabilities:
Accounts payable	23,146	(5,638)
Accrued expenses	49,317	38,798
Accounts payable and accrued expenses – related party	29,960	20,490
Net cash used in operating activities	(233,608)	(826,842)

Cash flows from investing activities:
Purchase of property and equipment	-	(245,397)
Net cash used in investing activities	-	(245,397)

Cash flows from financing activities:
Proceeds from notes payable	-	200,000
Proceeds from convertible notes payable	105,000	78,500
Repayments of notes payable	-	(200,000)
Repayments of convertible notes payable	-	(255,331)
Proceeds from the sale of common stock and prefunded warrants	-	3,000,000
Proceeds from the sale of series B preferred stock and warrants	-	-
Offering costs	-	(349,150)
Net cash provided by financing activities	105,000	2,474,019

Net increase (decrease) in cash	(128,608)	1,401,780
Cash at the beginning of the period	136,867	330,449
Cash at the end of the period	$8,259	$1,732,229

Supplemental disclosure:
Interest paid	$-	$106,651
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$109,677	$42,531
Exercise of warrants for an accrued liability	$184	$-
Reverse split	$-	$18
Exercise of prefunded warrants	$2,494	$250
Deemed dividend	$2,534,402	$-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2022

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

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation	-	Corporation	Nevada	Parent
Pecos Clean Fuels & Transport (formerly Pecos Refining & Transport, LLC	100%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Rolling Stock Marine, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary
Clean Energy Global, LLC (formerly Hydrogen Ultra, LLC)	100%	LLC	Texas	Subsidiary

All significant inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

The Company has adopted a fiscal year end of April 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2022 filed with the SEC on July 15, 2022.

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  For the three months ended July 31, 2022 all potentially dilutive securities had an anti-dilutive effect and basic net loss per common share is the same as diluted net loss per share.  For the three months ended July 31, 2021 the dilutive effect of options, warrants, and convertible notes payable was 15,922,171.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.  The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the three months ended July 31, 2022 and 2021, the Company recorded stock-based compensation of $495,000 and $0, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed all new accounting pronouncements issued or proposed by the FASB and does not believe any of the accounting pronouncements has had, or will have, a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit, and have reported negative cash flows from operations since inception.  Additionally, we have a working capital deficit, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan.  Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private debt and equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.  Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt.  However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital or that amounts will be adequate to meet our needs. These factors, among others, raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

 Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $106,730 and $76,770 as of July 31, 2022 and April 30, 2022, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement provided for monthly consulting fees of $20,000. During the three months ended July 31, 2022, we incurred consulting fees and expense reimbursement to Maple Resources totaling $60,000 and we made payments to Maple Resources of $60,000.

 In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the three months ended July 31, 2022 we recorded $15,000 for accrued consulting fees and we issued no shares for payment.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $55,000 ($35,000 payable in stock) and $40,000 ($20,000 payable in stock) as of July 31, 2022 and April 30, 2022, respectively.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the three months ended July 31, 2022 we recorded $7,500 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $14,236.  During the three months ended July 31, 2022 we made repayments of $14,300 to Mrs. Hanks for reimbursable expenses.  Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $24,700 ($17,500 payable in stock) and $17,264 ($10,000 payable in stock) as of July 31, 2022 and April 30, 2022, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the three months ended July 31, 2022 we incurred $26,491 for fees and expense reimbursements to the children and paid $26,467. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $8,524 and $8,500 as of July 31, 2022 and April 30, 2022, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the three months ended July 31, 2022 we recorded $7,500 for the amount payable in stock under the consulting agreement and made no payments.  Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $18,506 ($17,500 payable in stock) and $11,006 ($10,000 payable in stock) as of July 31, 2022 and April 30, 2022, respectively.

Accounts Payable and Accrued Expenses – Related Parties

During the three months ended July 31, 2022 the Company granted 3,000,000 warrants each to Maple Resources and BNL Family Trust, therefore recognized $330,000 in stock based compensation based on the grant date fair value (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2022	April 30, 2022

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	17,517
Refinery land	721,828	721,828
Refinery land improvements	468,426	468,615
Refinery land easements	37,015	37,015
	1,247,688	1,258,839
Less accumulated depreciation and amortization	(142,588)	(144,642)

	$1,105,100	$1,114,197

Depreciation and amortization expense totaled $9,097 and $8,718 for the three months ended July 31, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2022	April 30, 2022

Accrued payroll	$30,090	$30,090
Accrued consulting	21,000	12,000
Accrued interest and penalties	718,927	714,827
Other	94,174	94,358

	$864,191	$851,275

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	July 31, 2022	April 30, 2022

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Notes Payable

Notes payable consist of the following at:

	July 31, 2022	April 30, 2022
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [1]
$250,000 draw on March 5, 2021	$250,000	$250,000
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022	50,000	50,000
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [2]	136,952	136,952
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [3]	102,500	102,500
Note payable to an unrelated party with an issue date of March 3, 2022 with interest at 5% [4]	181,500	165,000

Total	$920,952	$904,452

[1]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The maturity date of the note is the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. On December 30, 2021 the Company entered into amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023. The note has an interest rate of 10% per annum from the date of each drawdown.

[2]

Effective March 11, 2021 the Company entered into a promissory note with Vista Capital Investments, Inc with a principal amount of $250,000. The maturity date of the note is March 11, 2022 which was amended on February 23, 2021 to extend the due date to December 31, 2021. The note has an interest rate of 10% per annum from the date of funding. On February 23, 2022 the Company made a payment of $113,048 to pay down the note principal.

[3]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum.

[4]

Effective March 3, 2022 the Company entered into a promissory note with Sabby Volatility Warrant Master Fund with a principal amount of $165,000 in full satisfaction of all liquidated damages pursuant to a registration rights agreement dated December 22, 2021. The maturity date of the note is the earlier of February 28, 2023 or the date MMEX receives at least $6 million of proceeds from an equity or equity-based financing. In accordance with the terms of the note, if the note was not paid in full prior to June 22, 2022, the principal amount of the note was to increase to $181,500. Accordingly, during the three months ended July 31, 2022 we recognized $16,500 in interest expense to increase the principal balance.

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2022	April 30, 2022
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

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

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	July 31, 2022	April 30, 2022
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$200,000	$200,000
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	-	90,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [3]	165,000	165,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	105,000	-
Total	470,000	455,000
Less discount	(16,831)	(22,903)

Net	$453,169	$432,097

16

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

[2]

Effective September 12, 2019, the Company entered into an amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, and $600,000 note dated October 5, 2018) to extend the notes due dates to February 4, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $90,000, which was added to the principal amount owed and would incur interest at 18% per annum The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which was extended to March 31, 2023. GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance). During the three months ended July 31, 2022 the Company issued 710,802 shares of common stock to pay the note and its related interest in full and recognized a $16,540 gain on settlement to reduce the debt to zero.

[3]

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

[4]

Effective June 7, 2022, the Company entered into a convertible promissory note with a principal amount of $105,000 with 1800 Diagonal Lending, LLC. The Company received $101,250 after payment of $3,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of June 7, 2023. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company has authorized 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock

During the three months ended July 31, 2022, the Company issued a total of 3,205,120 shares of its common stock: 710,802 shares valued at $109,677 in conversion of convertible notes principal of $90,000, accrued interest payable of $19,677; and 2,494,318 shares issued for the exercise of prefunded warrants.

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

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, have the right to vote on all shareholder matters equal to 51% of the total vote.

During the three months ended July 31, 2022 and 2021 the Company did not issue any shares of its Series A preferred stock.

Series B Preferred Stock

The Series B preferred stock has a stated value equal to $1,000, has no redemption or voting rights, and are entitled to receive dividends on preferred stock equal, on an as-of-converted-to-common-stock basis, to and in the same form as the dividends paid on shares of the common stock.  The Series B preferred stock is convertible, at the option of the holder, into the number of shares of common stock determined by dividing the stated value of such share of Preferred Stock by the initial Conversion Price of $0.10, which was adjusted to $0.05 per share effective June 7, 2022.

During the three months ended July 31, 2022 and 2021 the Company did not issue any shares of its Series B preferred stock, however, as a result of the change in the Conversion Price that occurred on June 7, 2022, the Company recognized a deemed dividend of $2,534,402 to account for the change in fair value of the Series B preferred stock.

Warrants

A summary of warrant activity during the three months ended July 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2022	35,508,000	$0.06	4.64
Granted	26,575,500	$0.10
Cancelled / Expired	(17,575,500)	$0.10
Exercised	(2,495,500)	$0.00

Outstanding, July 31, 2022	42,012,500	$0.08	5.60

During the three months ended July 31, 2022 the Company granted 3,000,000 warrants each to two entities affiliated with the Company’s two board members (see Note 4) and a consultant.  The fair value of the warrants was $495,000 and recognized in additional paid-in capital.   Additionally, effective June 7, 2022 the Company entered into an agreement to reduce the exercise price of its Series C and Series D warrants, from $0.10 to $0.05.  The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place, however, as there was no change in the fair value as a result of the modification, no additional expense was recorded on the Company’s books.

Common Stock Reserved

Combined with the 24,409,802 common shares outstanding as of July 31, 2022, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the three months ended July 31, 2022 we were not involved in any material legal proceedings.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, there have been no subsequent events that are required to be reported through the filing date of these consolidated financial statements other than those stated below.

On August 15, 2022 the Company entered into a Securities Purchase Agreement and convertible note payable with Diagonal Lending, LLC with a principal amount of $78,750.

On August 27, 2022 the Company approved the issuance of 91,414 shares of common stock to BNL Family Trust, an entity related to a director, as repayment of $1,006 worth of accrued interest.

Subsequent to July 31, 2022 the Company issued 1,970,927 shares of common stock in exchange for the cashless exercise of 1,975,000 Series B warrants.

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

Overview

Company Information and Business Plan

MMEX Resources Corporation (“MMEX”) was formed as a Nevada corporation in 2005. The current management team lead an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed in 2010 and thereafter changed the Company’s name to MMEX Mining Corporation.

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

Hydrogen Global, LLC

Project 3: Hydrogen Global- Pecos County, Texas- Green Hydrogen Project

This planned project to utilize the proprietary electrolyzer technology of Siemens Energy, a major international technology provider to the Company, plans to convert water to hydrogen through electrolysis. The facility will utilize solar power, with the Company’s water supply to produce up to 55 tons of hydrogen production per day. The Company and Siemens have completed the Front-End Engineering and Design (“FEED”) study in April 2022, which outlines the capex of the electrolyzer complex on the Company’s 321-acre site. The Company is in discussions with the same renewable power utility for the Ultra Fuels project to become the technology provider for 160 MWe solar power component. In addition, the Company is in discussions with three potential product off-takes (i) international partners to provide turn-key mobility markets to include hydrogen fueling stations and buses utilizing hydrogen fuel cells. The potential market would be the major metropolitan areas in Texas; (ii) with technology providers for an Ammonia or Methanol complex, for conversion of the hydrogen to ammonia or methanol to facilitate transportation of the finished product for marketing in the U.S. domestic or international ammonia or methanol markets.

Project 4: Hydrogen Global- Tierra del Fuego Province Argentina-Green Hydrogen Project

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

Project 5: Hydrogen Global- Tangier Morocco- Green Hydrogen Project

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

Project 6: Hydrogen Global- Southern Coast of Peru-Green Hydrogen Project

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

Project 7: Hydrogen Global- Pecos County, Texas-Blue Hydrogen Project

The Company is in planning discussions with a super major oil company (the “Super Major”) to develop jointly a Blue Hydrogen project at the Company’s Pecos County, Texas site. The Project plans to utilize potentially a portion of the Super Major’s 2 billion cubic feet per day natural gas production and transportation from the area to produce hydrogen utilizing an autothermal reformer (“ATR”) technology along with carbon capture. In turn, the hydrogen will be used in Siemens Energy turbines and generator sets to produce 365 MWe of electric power which are projected to utilize initially a 75% hydrogen-25% natural gas feed and moving to a 100% hydrogen feed, with the electric power to be marketed by the power commodity trading desk of the Super Major. Solar and wind power will be utilized in the ATR and under discussions with the renewable utility developing the Company’s other solar projects in the area.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. There is no assurance that such financing can be obtained on favorable terms.

Results of Operations

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased to $817,312 for the three months ended July 31, 2022 from $454,285 for the three months ended July 31, 2021.  The increase is a result of the Company issuing 3,000,000 shares each to two entities affiliated with the Company’s two board members and a consultant and recognizing $495,000 as stock based compensation during the three months ended July 31, 2022, versus no similar expense recognized during the three months ended July 31, 2021.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. Our project costs have remained consistent at $4,357 and $3,060 for the three months ended July 31, 2022 and 2021, respectively, as we did not have funding available to invest in our projects during the periods presented.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $9,097 and $8,718 for the three months ended July 31, 2022 and 2021, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt.  Interest expense totaled $62,889 and $204,610 for the three months ended July 31, 2022 and 2021, respectively.  The decrease in interest expense is due to lower levels of new non-related party convertible debt in the current period as a result of debt being paid off or converted into shares common stock.  Additionally, the lower levels of debt also resulted in less amortization of debt discount to interest expense and less loan penalties incurred in the period.

We reported gains on derivative liabilities of $0 and $3,010,042 for the three months ended July 31, 2022 and 2021, respectively.  We had previously identified the variable conversion feature of certain convertible notes payable as derivatives. We estimated the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities would fluctuate from period to period, and the fluctuation has been material.  During the three months ended July 31, 2021 all derivative liabilities were written off the books, resulting in a large gain in the prior period.

We reported a net gain (loss) on extinguishment of liabilities of $16,540 and $(59,856) for the three months ended July 31, 2022 and 2021, respectively.  The gain in the current period was due to a lender converting a note payable and forgiving certain amounts of accrued interest, while the loss in the prior period was due to a convertible note being paid off and its debt discount being recognized into earnings.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(863,660) and $2,291,291 for the three months ended July 31, 2022 and 2021, respectively.

Deemed Dividend

Effective June 7, 2022 we reduced the conversion price of our Series B preferred stock from $0.10 to $0.05.  This resulted in the recognition of a deemed dividend of $2,534,402 during the three months ended July 31, 2022 in order to account for the change in fair value of the Series Be preferred stock.

Net Income (Loss) Attributable to the Common Shareholders

As a result of the deemed dividend, our net loss attributed to common shareholders was $(3,398,062) for the three months ended July 31, 2022.  We had no similar activity during the three months ended July 31, 2021, therefore net income attributed to the Company was the same as net income of $2,291,291.

Liquidity and Capital Resources

Working Capital

As of July 31, 2022, we had current assets of $38,092, comprised of cash and prepaid expenses, and current liabilities of $3,157,971, resulting in a working capital deficit of $3,119,879.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2022 and 2021 were as follows:

	2022	2021

Cash, beginning of period	$136,867	$330,449
Net cash used in operating activities	(233,608)	(826,842)
Net cash used in investing activities	-	(245,397)
Net cash provided by financing activities	105,000	2,474,019

Cash, end of period	$8,259	$1,732,229

We used net cash of $233,608 in operating activities for the three months ended July 31, 2022 as a result of our net loss of $863,660, offset by non-cash net expense totaling $510,129, a decrease in prepaid expenses of $17,500, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $102,423.

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

Net cash used in investing activities for the three months ended July 31, 2022 was $0 compared to $245,397 for the three months ended July 31, 2021 which was comprised of the purchase of land.

Net cash provided by financing activities for the three months ended July 31, 2022 was $105,000, comprised of proceeds from notes payable.

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

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit, and have reported negative cash flows from operations since inception.  Additionally, we have a working capital deficit, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan.  Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2022 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report.  There were no changes to our significant accounting policies during the three months ended July 31, 2022.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework.  Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of July 31, 2022, based on the COSO framework criteria.  Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2022 the Company issued 448,500 shares of its common stock for the exercise of its Series A warrants and received proceeds of $45.

On July 15, 2022 the Company issued 9,000,000 Series E warrants that were assigned a fair market value of $495,000.

On July 21, 2022 the Company issued 648,818 shares of its common stock for the cashless exercise of 650,000 Series B warrants.

 On August 15, 2022 the Company entered into a Securities Purchase Agreement and convertible note payable with Diagonal Lending, LLC with a principal amount of $78,750.

On August 16, 2022 the Company issued 973,073 shares of its common stock for the cashless exercise of 975,000 Series B warrants.

On August 27, 2022 the Company approved the issuance of 91,414 shares of common stock to BNL Family Trust, an entity related to a director, as repayment of $1,006 worth of accrued interest.

On August 31, 2022 the Company issued 997,854 shares of its common stock for the cashless exercise of 1,000,000 Series B warrants.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

4.1	10% Convertible Note due June 7, 2023 payable to 1800 Diagonal Lending, LLC

4.2	10% Convertible Note due July 26, 2023 payable to GS Capital, LLC

4.3	10% Convertible Note due August 15, 2023 payable to 1800 Diagonal Lending, LLC

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

MMEX Resources Corporation

Dated: September 14, 2022	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

