Form 10-Q
period 2022-10-31
MMEX Resources Corp
filed 2022-12-05
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-55831

MMEX RESOURCES Corporation
(Exact name of Issuer as specified in its charter)

Nevada	26-1749145
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3600 Dickinson Fort Stockton, Texas 79735	855-880-0400
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 5, 2022, there were 31,108,591 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED OCTOBER 31, 2022

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2022	April 30, 2022
Assets	(unaudited)

Current assets:
Cash	$-	$136,867
Prepaid expenses and other current assets	59,333	47,333
Total current assets	59,333	184,200

Property and equipment, net	1,096,000	1,114,197

Total assets	$1,155,333	$1,298,397

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$713,843	$639,782
Accrued expenses	921,639	851,275
Accounts payable and accrued expenses – related parties	155,577	76,770
Note payable, currently in default	75,001	75,001
Note payable	920,952	904,452
Convertible notes payable, currently in default, net of discount of $0 and $0 at October 31, 2022 and April 30, 2022, respectively	75,000	75,000
Convertible notes payable, net of discount of $38,785 and $22,903 at October 31, 2022 and April 30, 2022, respectively	809,965	432,097
Total current liabilities	3,671,977	3,054,377

Total liabilities	3,671,977	3,054,377

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized, 28,566,561 and 21,204,682 shares issued and outstanding at October 31, 2022 and April 30, 2022, respectively	28,566	21,205
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at October 31, 2022 and April 30, 2022	1	1
1,500 and 0 Series B preferred shares issued and outstanding at October 31, 2022 and April 30, 2022, respectively	2	2
Additional paid-in capital	69,564,652	66,426,364
Non-controlling interest	9,871	9,871
Accumulated deficit	(72,119,736)	(68,213,423)
Total stockholders’ deficit	(2,516,644)	(1,755,980)

Total liabilities and stockholders’ deficit	$1,155,333	$1,298,397

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	364,343	274,493	1,168,201	717,000
Project costs	71,683	1,006,666	76,040	1,009,726
Depreciation and amortization	9,100	9,246	18,197	17,964

Total operating expenses	445,126	1,290,405	1,262,438	1,744,690

Loss from operations	(445,126)	(1,290,405)	(1,262,438)	(1,744,690)

Other income (expense):
Interest expense	(63,125)	(57,645)	(126,013)	(262,255)
Gain (loss) on derivative liabilities	-	-	-	3,010,042
Gain (loss) on extinguishment of liabilities	-	196,166	16,540	136,310

Total other income (expense)	(63,125)	138,521	(109,473)	2,884,097

Income (loss) before income taxes	(508,251)	(1,151,884)	(1,371,911)	1,139,407
Provision for income taxes	-	-	-	-

Net income (loss)	(508,251)	(1,151,884)	(1,371,911)	1,139,407

Deemed dividend	-	-	2,534,402	-

Net income (loss) attributable to the common shareholders	$(508,251)	$(1,151,884)	$(3,906,313)	$1,139,407

Net income (loss) per common share – basic	$(0.02)	$(0.12)	$(0.16)	$0.17
Net income (loss) per common share – diluted	$(0.02)	$(0.12)	$(0.16)	$0.10
Weighted average number of common shares outstanding - basic	26,504,972	9,908,190	24,532,667	6,607,443
Weighted average number of common shares outstanding - diluted	26,504,972	9,908,190	24,532,667	13,069,133

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Six Months Ended October 31, 2021 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance , April 30, 2021	3,251,641	$3,252	1,000	$1	-	$-	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)
Shares issued with prefunded warrants for cash	170,000	170	-	-	-	-	2,999,830	-	-	3,000,000
Shares issued for conversion of convertible notes payable and accrued interest	11,814	11	-	-	-	-	42,520	-	-	42,531
Shares issued for reverse stock split	17,754	18	-	-	-	-	(18)	-	-	-
Shares issued for the exercise of prefunded warrants	250,000	250	-	-	-	-	(250)	-	-	-
Offering costs	-	-	-	-	-	-	(349,150)	-	-	(349,150)
Net income	-	-	-	-	-	-	-	-	2,291,291	2,291,291

Balance , July 31, 2021	3,701,209	3,701	1,000	1	-	-	64,894,460	9,871	(65,693,402)	(785,369)
Shares issued for conversion of convertible notes payable and accrued interest	6,421,929	6,422	-	-	-	-	105,484	-	-	111,906
Shares issued for conversion of related party convertible notes payable and accrued interest	6,817,224	6,817	-	-	-	-	68,172	-	-	74,989
Shares issued for the exercise of prefunded warrants	880,000	880	-	-	-	-	(880)	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	(196,134)	(196,134)

Balance , October 31, 2021	17,820,362	$17,820	1,000	$1	-	$-	$65,067,236	$9,871	$(65,889,536)	$(794,608)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Six Months Ended October 31, 2022 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance , April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)
Shares issued for conversion of convertible notes payable and accrued interest	710,802	711	-	-	-	-	108,966	-	-	109,677
Warrants issued as stock-based compensation	-	-	-	-	-	-	495,000	-	-	495,000
Shares issued for the exercise of warrants	2,494,318	2,494	-	-	-	-	(2,310)	-	-	184
Deemed dividend	-	-	-	-	-	-	2,534,402	-	(2,534,402)	-
Net (loss)	-	-	-	-	-	-	-	-	(863,660)	(863,660)
Balance , July 31, 2022	24,409,802	24,410	1,000	1	1,500	2	69,562,422	9,871	(71,611,485)	(2,014,779)
Shares issued for the exercise of warrants	3,965,345	3,965	-	-	-	-	(3,965)	-	-	-
Shares issued for accrued liability – related party	91,414	91	-	-	-	-	915	-	-	1,006
Shares issued for debt discount	100,000	100	-	-	-	-	5,280	-	-	5,380
Net (loss)	-	-	-	-	-	-	-	-	(508,251)	(508,251)

Balance , October 31, 2022	28,566,561	$28,566	1,000	$1	1,500	$2	$69,564,652	$9,871	$(72,119,736)	$(2,516,644)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,371,911)	$1,139,407
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	18,197	17,964
(Gain) loss on derivative liabilities	-	(3,010,042)
Amortization of debt discount	20,748	77,822
Warrants issued as stock-based compensation	495,000	-
Note recorded for loan penalties and financing costs	16,500	-
(Gain) loss on extinguishment of liabilities	(16,540)	(136,310)
(Increase) decrease in prepaid expenses and other current assets	(12,000)	2,460
Increase (decrease) in liabilities:		-
Accounts payable	74,061	(171,857)
Accrued expenses	106,765	19,089
Accounts payable and accrued expenses – related party	79,813	(213,811)
Net cash used in operating activities	(589,367)	(2,275,278)

Cash flows from investing activities:
Purchase of property and equipment	-	(255,504)
Net cash used in investing activities	-	(255,504)
		-
Cash flows from financing activities:		-
Proceeds from notes payable	-	200,000
Proceeds from convertible notes payable	452,500	78,500
Repayments of notes payable	-	(200,000)
Repayments of convertible notes payable	-	(255,331)
Proceeds from the sale of common stock and prefunded warrants	-	3,000,000
Proceeds from the sale of series B preferred stock and warrants	-	-
Offering costs	-	(349,150)
Net cash provided by financing activities	452,500	2,474,019

Net increase (decrease) in cash	(136,867)	(56,763)
Cash at the beginning of the period	136,867	330,449
Cash at the end of the period	$-	$273,686

Supplemental disclosure:
Interest paid	$-	$116,374
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$109,677	$154,437
Common stock issued in conversion of related party debt	$-	$74,989
Exercise of warrants for an accrued liability	$184	$-
Reverse split	$-	$18
Exercise of prefunded warrants	$2,494	$1,130
Cashless exercise of warrants	$3,965	$-
Deemed dividend	$2,534,402	$-
Common stock issued for accrued liability – related party	$1,006	$-
Shares issued for debt discount	$5,380	$-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2022

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the six months ended October 31, 2022 all potentially dilutive securities had an anti-dilutive effect and basic net loss per common share is the same as diluted net loss per share. For the six months ended October 31, 2021 the dilutive effect of options, warrants, and convertible notes payable was 6,461,690.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the six months ended October 31, 2022 and 2021, the Company recorded stock-based compensation of $495,000 and $0, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $155,577 and $76,770 as of October 31, 2022 and April 30, 2022, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement provided for monthly consulting fees of $20,000. During the six months ended October 31, 2022, we incurred consulting fees and expense reimbursement to Maple Resources totaling $120,000 and we made payments to Maple Resources of $111,000.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the six months ended October 31, 2022 we recorded $30,000 for accrued consulting fees and we issued no shares for payment.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $82,700 ($50,000 payable in stock) and $40,000 ($20,000 payable in stock) as of October 31, 2022 and April 30, 2022, respectively.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the six months ended October 31, 2022 we recorded $15,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $28,883. During the six months ended October 31, 2022 we made repayments of $21,794 to Mrs. Hanks for reimbursable expenses. Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $39,353 ($25,000 payable in stock) and $17,264 ($10,000 payable in stock) as of October 31, 2022 and April 30, 2022, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the six months ended October 31, 2022 we incurred $54,990 for fees and expense reimbursements to the children and paid $54,965. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $8,524 and $8,500 as of October 31, 2022 and April 30, 2022, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. During the six months ended October 31, 2022 we recorded $15,000 for the amount payable in stock under the consulting agreement and issued 91,414 shares as repayment for $1,006 owed (see Note 8). Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $25,000 (all payable in stock) and $11,006 ($10,000 payable in stock) as of October 31, 2022 and April 30, 2022, respectively.

Accounts Payable and Accrued Expenses – Related Parties

During the six months ended October 31, 2022 the Company granted 3,000,000 warrants each to Maple Resources and BNL Family Trust, therefore recognized $330,000 in stock-based compensation based on the grant date fair value (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2022	April 30, 2022

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	17,517
Refinery land	721,828	721,828
Refinery land improvements	468,426	468,615
Refinery land easements	37,015	37,015
	1,247,688	1,258,839
Less accumulated depreciation and amortization	(151,688)	(144,642)

	$1,096,000	$1,114,197

Depreciation and amortization expense totaled $18,197 and $17,964 for the six months ended October 31, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2022	April 30, 2022

Accrued payroll	$30,090	$30,090
Accrued consulting	30,000	12,000
Accrued interest and penalties	767,525	714,827
Other	94,174	94,358

	$921,789	$851,275

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	October 31, 2022	April 30, 2022

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001

	$75,001	$75,001

Notes Payable

Notes payable consist of the following at:

	October 31, 2022	April 30, 2022
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [1]
$250,000 draw on March 5, 2021	$250,000	$250,000
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022	50,000	50,000
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [2]	136,952	136,952
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [3]	102,500	102,500
Note payable to an unrelated party with an issue date of March 3, 2022 with interest at 5% [4]	181,500	165,000

Total	$920,952	$904,452

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

[4]

Effective March 3, 2022 the Company entered into a promissory note with Sabby Volatility Warrant Master Fund with a principal amount of $165,000 in full satisfaction of all liquidated damages pursuant to a registration rights agreement dated December 22, 2021. The maturity date of the note is the earlier of February 28, 2023 or the date MMEX receives at least $6 million of proceeds from an equity or equity-based financing. In accordance with the terms of the note, if the note was not paid in full prior to June 22, 2022, the principal amount of the note was to increase to $181,500. Accordingly, during the six months ended October 31, 2022 we recognized $16,500 in interest expense to increase the principal balance.

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2022	April 30, 2022
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

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

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	October 31, 2022	April 30, 2022
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$200,000	$200,000
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	-	90,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [3]	165,000	165,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	105,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [5]	200,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [6]	78,750
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [7]	100,000	-
Total	848,750	455,000
Less discount	(38,785)	(22,903)

Net	$809,965	$432,097

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

17

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

[5]

Effective July 26, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $200,000, which was not funded until August 1, 2022. The note was issued at a discount and the Company received net proceeds of $185,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.055 per share, subject to adjustment if there are future financings with more favorable rates. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance.

[6]

Effective August 15, 2022, the Company entered into a convertible promissory note with a principal amount of $78,750 with 1800 Diagonal Lending, LLC. The Company received $75,000 after payment of $3,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of August 15, 2023. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion.

[7]

Effective September 15, 2022, the Company entered into a convertible promissory note with a principal amount of $100,000 with Boot Capital, LLC. The Company received $91,250 after payment of $8,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of September 15, 2023. The note can be converted into shares of common stock at a 42% discount from the lowest trading price during the 10 days prior to conversion.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company has authorized 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock

During the six months ended October 31, 2022, the Company issued a total of 7,361,879 shares of its common stock: 710,802 shares valued at $109,677 in conversion of convertible notes principal of $90,000, accrued interest payable of $19,677; 6,459,663 shares issued for the exercise of warrants; 91,414 shares issued for an accrued liability with a related party of $1,006 (see Note 4); and 100,000 shares issued for a debt discount valued at $5,380.

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

During the six months ended October 31, 2022 and 2021 the Company did not issue any shares of its Series A preferred stock.

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

During the six months ended October 31, 2022 and 2021 the Company did not issue any shares of its Series B preferred stock, however, as a result of the change in the Conversion Price that occurred on June 7, 2022, the Company recognized a deemed dividend of $2,534,402 to account for the change in fair value of the Series B preferred stock.

Warrants

A summary of warrant activity during the six months ended October 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2022	35,508,000	$0.06	4.64
Granted	26,575,500	$0.10
Cancelled / Expired	(17,575,500)	$0.10
Exercised	(6,470,500)	$0.00

Outstanding, October 31, 2022	38,037,500	$0.08	5.47

During the six months ended July 31, 2022 the Company granted 3,000,000 warrants each to two entities affiliated with the Company’s two board members (see Note 4) and a consultant. The fair value of the warrants was $495,000 and recognized in additional paid-in capital. Additionally, effective June 7, 2022 the Company entered into an agreement to reduce the exercise price of its Series C and Series D warrants, from $0.10 to $0.05. The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place, however, as there was no change in the fair value as a result of the modification, no additional expense was recorded on the Company’s books.

Common Stock Reserved

Combined with the 28,566,561 common shares outstanding as of October 31, 2022, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the six months ended October 31, 2022 we were not involved in any material legal proceedings.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, there have been no subsequent events that are required to be reported through the filing date of these consolidated financial statements other than those stated below.

Subsequent to October 31, 2022 the Company issued 2,542,030 shares of common stock in exchange for the cashless exercise of 2,550,000 Series B warrants.

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

Our portfolio contains the following pipeline of planned projects:

Clean Energy Global, LLC

Project 1: Pecos Clean Fuels & Transport, LLC -Ultra Clean Fuels Refining-Pecos County, Texas

We have teamed with Polaris Engineering to develop an ultra-clean transportation fuel, up to 11,600 barrel per day feedrate crude oil refining facility at our Pecos County, Texas site to produce 87° gasoline, ultra-low sulphur diesel and low-sulphur fuel oil, utilizing the Polaris Ultra FuelsTM patented concept, which removes over 95% emissions of a standard refinery. The planned carbon capture features of the project will be owned, financed, constructed and operated by an independent third-party. The Ultra FuelsTM concept, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) study, features small size facilities to take advantage of proximity to smaller markets and/or locate directly near crude oil production areas near the Company’s owned 126-acre site. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time and more rapid implementation than traditional facilities. The smaller size and footprint, as well as lower emissions, also allows for faster permitting which we obtained for this facility from the Texas Commission on Environmental Quality on February 18, 2022.

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

Hydrogen Global, LLC

Project 3: Hydrogen Global- Pecos County, Texas- Green Hydrogen Project

This planned project to utilize the proprietary electrolyzer technology of Siemens Energy, a major international technology provider to the Company, plans to convert water to hydrogen through electrolysis. The facility will utilize solar power, with the Company’s water supply to produce up to 55 tons of hydrogen production per day. The Company and Siemens have completed the Front-End Engineering and Design (“FEED”) study in April 2022, which outlines the capex of the electrolyzer complex on the Company’s 321-acre site. The Company is in discussions with several renewable power developers to become the technology provider for 160 MWe solar power component. In addition, the Company is in discussions with two potential product off-takes (i) with a technology provider for the Ammonia complex, for conversion of the hydrogen to ammonia to facilitate transportation of the finished product for the export market in either Europe or Asia and (ii) international partners to provide turn-key mobility markets to include hydrogen fueling stations and buses utilizing hydrogen fuel cells. The potential markets would be the major metropolitan areas in the U.S. and Texas to include Austin, Dallas, Houston, and San Antonio.

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

Project 5: Hydrogen Global- Tangier Morocco- Green Hydrogen Project

The Company has identified sea-based land assets in Tangier Morocco and is in negotiations for the supply of 160MWe of certified renewable power with local utility. The Company has international partners with local presence in Morocco. Tangier has developed what is now the largest trading hub in Africa with ten major ports (https://www.marineinsight.com/know-more/10-major-ports-in-morocco/)  including multi-modal deep seaports, multiple free-zones areas with substantial tax and trade incentives and it is located 15km from Europe ports (Spain and Gibraltar). Tangier and the neighboring coastal area benefit from some of the best wind conditions in the world, which can also be associated with solar power generation. The Kingdom of Morocco is strongly pushing the use of renewable energy and has recently issued a Green Hydrogen regulatory framework. The principal off-take markets are the shipping and terminal companies present in the Tangier Port Med including APM Terminals (https://www.apmterminals.com/en/medport-tangier/about/our-terminal ), and CGM-CMA (https://www.cma-cgm.com ).

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

Project 7: Hydrogen Global- Pecos County, Texas-Blue Hydrogen Project

The Company is in planning discussions with a super major oil company (the “Super Major”) to develop jointly a Blue Hydrogen project at the Company’s Pecos County, Texas site. The Project plans to utilize potentially a portion of the Super Major’s 2 billion cubic feet per day natural gas production and transportation from the area to produce hydrogen utilizing an autothermal reformer (“ATR”) technology, In turn, the hydrogen will be used in Siemens Energy turbines and generator sets to produce 365 MWe of electric power which are projected to utilize initially a 75% hydrogen-25% natural gas feed and moving to a 100% hydrogen feed, with the electric power to be marketed by the power commodity trading desk of the Super Major. Solar and wind power will be utilized in the ATR and under discussions with the renewable power companies developing the Company’s other solar projects in the area.  The planned carbon capture features of the project will be owned, financed, constructed and operated by an independent third-party.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. There is no assurance that such financing can be obtained on favorable terms.

Results of Operations

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased to $364,343 for the three months ended October 31, 2022 from $274,493 for the three months ended October 31, 2021, resulting from due diligence fees incurred in our pursuit of financing. Our general and administrative expenses increased to $1,168,201 for the six months ended October 31, 2022 from $717,000 for the six months ended October 31, 2021. The increase was a result of the previously mentioned due diligence fees, as well as the Company issuing 3,000,000 shares each to two entities affiliated with the Company’s two board members and a consultant and recognizing $495,000 as stock-based compensation during the six months ended October 31, 2022, versus no similar expense recognized during the six months ended October 31, 2021.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. Our project costs have decreased to $71,683 for the three months ended October 31, 2022 from $1,006,666 for the three months ended October 31, 2021 and decreased to $76,040 for the six months ended October 31, 2022 from $1,009,726 for the six months ended October 31, 2021. The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred. The decrease in the current period, then, was because we did not have funding available to invest in our projects during the current period.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled $9,100 and $9,246 for the three months ended October 31, 2022 and 2021, respectively, and totaled $18,197 and $17,964 for the six months ended October 31, 2022 and 2021, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $63,125 and $57,645 for the three months ended October 31, 2022 and 2021, respectively and totaled $126,013 and $262,255 for the six months ended October 31, 2022 and 2021, respectively. The decrease in interest expense for the six months is due to lower levels of new non-related party convertible debt in the current period as a result of debt being paid off or converted into shares common stock. Additionally, the lower levels of debt also resulted in less amortization of debt discount to interest expense and less loan penalties incurred in the period.

We reported gains on derivative liabilities of $0 and $3,010,042 for the six months ended October 31, 2022 and 2021, respectively. We had previously identified the variable conversion feature of certain convertible notes payable as derivatives. We estimated the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities would fluctuate from period to period, and the fluctuation has been material. During the six months ended October 31, 2021 all derivative liabilities were written off the books, resulting in a large gain in the prior period.

We reported a net gain (loss) on extinguishment of liabilities of $0 and $196,166 for the six months ended October 31, 2022 and 2021, respectively, and $16,540 and $136,310 for the three months ended October 31, 2022 and 2021, respectively. The larger gain in the prior period was mostly due to our loan from the Small Business Administration being forgiven, versus smaller loan amounts being forgiven in the current period.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(508,251) and $(1,151,884) for the three months ended October 31, 2022 and 2021, respectively and $(1,371,911) and $1,139,407 for the six months ended October 31, 2022 and 2021, respectively.

Deemed Dividend

Effective June 7, 2022 we reduced the conversion price of our Series B preferred stock from $0.10 to $0.05. This resulted in the recognition of a deemed dividend of $2,534,402 during the three months ended July 31, 2022 in order to account for the change in fair value of the Series B preferred stock.

Net Income (Loss) Attributable to Common Shareholders

As a result of the deemed dividend, our net loss attributed to common shareholders was $(3,906,313) for the six months ended October 31, 2022. We had no similar activity during the six months ended October 31, 2021 or the three months ended October 31, 2022 and 2021, therefore net income attributed to the Company was the same as net income of $1,139,407, $(508,251), and $(1,151,884), respectively.

Liquidity and Capital Resources

Working Capital

As of October 31, 2022, we had current assets of $59,333, comprised only of prepaid expenses, and current liabilities of $3,688,705, resulting in a working capital deficit of $3,629,372.

Sources and Uses of Cash

Our sources and uses of cash for the six months ended October 31, 2022 and 2021 were as follows:

	2022	2021

Cash, beginning of period	$136,867	$330,449
Net cash used in operating activities	(589,367)	(2,275,278)
Net cash used in investing activities	-	(255,504)
Net cash provided by financing activities	452,500	2,474,019

Cash, end of period	$-	$273,686

We used net cash of $589,367 in operating activities for the six months ended October 31, 2022 as a result of our net loss of $1,371,911, offset by non-cash net expense totaling $533,905, an increase in prepaid expenses of $12,000, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $260,639.

We used net cash of $2,275,278 in operating activities for the six months ended October 31, 2021 as a result of our net income of $1,139,407, non-cash expenses totaling $95,786, decrease in prepaid expenses of $2,460, and increases in accrued expenses of $19,089.  This was offset by our non-cash gains of $3,146,352, a decrease in accounts payable of $171,857 and a decrease in accounts payable and accrued expenses – related party of $213,811.

Net cash used in investing activities for the six months ended October 31, 2022 was $0 compared to $255,504 for the six months ended October 31, 2021 which was comprised of the purchase of land and costs incurred for land improvements during the period.

Net cash provided by financing activities for the six months ended October 31, 2022 was $452,500, comprised of proceeds from convertible notes payable.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2022 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the six months ended October 31, 2022.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2022.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework.  Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of October 31, 2022, based on the COSO framework criteria.  Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2022 the Company issued 100,000 shares of its common stock and entered into a convertible note payable with a principal amount of $200,000.

On September 23, 2022 the Company issued 997,543 shares of its common stock for the cashless exercise of 1,000,000 Series B warrants.

On October 26, 2022 the Company issued 996,875 shares of its common stock for the cashless exercise of 1,000,000 Series B warrants.

On November 11, 2022 the Company issued 996,466 shares of common stock in exchange for the cashless exercise of 1,000,000 Series B warrants.

On November 25, 2022 the Company issued 797,707 shares of common stock in exchange for the cashless exercise of 800,000 Series B warrants.

On November 28, 2022 the Company issued 747,857 shares of common stock in exchange for the cashless exercise of 750,000 Series B warrants.

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

MMEX Resources Corporation

Dated: December 5, 2022	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

