Form 10-Q
period 2023-01-31
MMEX Resources Corp
filed 2023-03-13
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 13, 2023, there were 229,185,791 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2023

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2023	April 30, 2022
Assets	(unaudited)

Current assets:
Cash	$7,518	$136,867
Prepaid expenses and other current assets	24,833	47,333
Total current assets	32,351	184,200

Property and equipment, net	1,086,901	1,114,197

Total assets	$1,119,252	$1,298,397

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$755,176	$639,782
Accrued expenses	981,353	851,275
Accounts payable and accrued expenses – related parties	271,865	76,770
Note payable, currently in default	211,953	75,001
Note payable	784,000	904,452
Convertible notes payable, currently in default, net of discount of $0 and $0 at January 31, 2023 and April 30, 2022, respectively	75,000	75,000
Convertible notes payable, net of discount of $27,070 and $22,903 at January 31, 2023 and April 30, 2022, respectively	761,920	432,097
Total current liabilities	3,841,267	3,054,377

Total liabilities	3,841,267	3,054,377

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 200,000,000 shares authorized, 48,890,638 and 21,204,682 shares issued and outstanding at January 31, 2023 and April 30, 2022, respectively	48,891	21,205
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at January 31, 2023 and April 30, 2022	1	1
1,481 and 1,500 Series B preferred shares issued and outstanding at January 31, 2023 and April 30, 2022, respectively	1	2
Additional paid-in capital	69,646,837	66,426,364
Non-controlling interest	9,871	9,871
Accumulated deficit	(72,427,616)	(68,213,423)
Total stockholders’ deficit	(2,722,015)	(1,755,980)

Total liabilities and stockholders’ deficit	$1,119,252	$1,298,397

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	211,084	274,407	1,379,285	991,407
Project costs	20,520	369,950	96,560	1,379,676
Depreciation and amortization	9,099	8,888	27,296	26,852

Total operating expenses	240,703	653,245	1,503,141	2,397,935

Loss from operations	(240,703)	(653,245)	(1,503,141)	(2,397,935)

Other income (expense):
Interest expense	(67,177)	(49,566)	(193,190)	(311,821)
Gain (loss) on derivative liabilities	-	-	-	3,010,042
Gain (loss) on extinguishment of liabilities	-	96,993	16,540	233,303

Total other income (expense)	(67,177)	47,427	(176,650)	2,931,524

Income (loss) before income taxes	(307,880)	(605,818)	(1,679,791)	533,589
Provision for income taxes	-	-	-	-

Net income (loss)	(307,880)	(605,818)	(1,679,791)	533,589

Deemed dividend	-	-	2,534,402	-

Net income (loss) attributable to the common shareholders	$(307,880)	$(605,818)	$(4,214,193)	$533,589

Net income (loss) per common share – basic	$(0.01)	$(0.03)	$(0.15)	$0.05
Net income (loss) per common share – diluted	$(0.01)	$(0.03)	$(0.15)	$0.01
Weighted average number of common shares outstanding - basic	34,392,998	18,244,276	27,819,443	10,486,385
Weighted average number of common shares outstanding - diluted	34,392,998	18,244,276	27,819,443	51,172,508

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Nine Months Ended January 31, 2022 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, April 30, 2021	3,251,641	$3,252	1,000	$1	-	$-	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)
Shares issued with prefunded warrants for cash	170,000	170	-	-	-	-	2,999,830	-	-	3,000,000
Shares issued for conversion of convertible notes payable and accrued interest	11,814	11	-	-	-	-	42,520	-	-	42,531
Shares issued for reverse stock split	17,754	18	-	-	-	-	(18)	-	-	-
Shares issued for the exercise of prefunded warrants	250,000	250	-	-	-	-	(250)	-	-	-
Offering costs	-	-	-	-	-	-	(349,150)	-	-	(349,150)
Net income	-	-	-	-	-	-	-	-	2,291,291	2,291,291
Balance, July 31, 2021	3,701,209	3,701	1,000	1	-	-	64,894,460	9,871	(65,693,402)	(785,369)
Shares issued for conversion of convertible notes payable and accrued interest	6,421,929	6,422	-	-	-	-	105,484	-	-	111,906
Shares issued for conversion of related party convertible notes payable and accrued interest	6,817,224	6,817	-	-	-	-	68,172	-	-	74,989
Shares issued for the exercise of prefunded warrants	880,000	880	-	-	-	-	(880)	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	(1,151,884)	(1,151,884)
Balance, October 31, 2021	17,820,362	17,820	1,000	1	-	-	65,067,236	9,871	(66,845,286)	(1,750,358)
Shares issued with warrants for cash			-	-	1,500	2	1,499,998	-	-	1,500,000
Shares issued for the exercise of prefunded warrants	1,275,000	1,275	-	-	-	-	(1,275)	-	-	-
Offering costs	-	-	-	-	-	-	(206,649)	-	-	(206,649)
Net (loss)	-	-	-	-	-	-	-	-	(605,818)	(605,818)
Balance, January 31, 2022	19,095,362	$19,095	1,000	$1	1,500	$2	$66,359,310	$9,871	$(67,451,104)	$(1,062,825)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Nine Months Ended January 31, 2023 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)
Shares issued for conversion of convertible notes payable and accrued interest	710,802	711	-	-	-	-	108,966	-	-	109,677
Warrants issued as stock-based compensation	-	-	-	-	-	-	495,000	-	-	495,000
Shares issued for the exercise of warrants	2,494,318	2,494	-	-	-	-	(2,310)	-	-	184
Deemed dividend	-	-	-	-	-	-	2,534,402	-	(2,534,402)	-
Net (loss)	-	-	-	-	-	-	-	-	(863,660)	(863,660)
Balance, July 31, 2022	24,409,802	24,410	1,000	1	1,500	2	69,562,422	9,871	(71,611,485)	(2,014,779)
Shares issued for the exercise of warrants	3,965,345	3,965	-	-	-	-	(3,965)	-	-	-
Shares issued for accrued liability – related party	91,414	91	-	-	-	-	915	-	-	1,006
Shares issued for debt discount	100,000	100	-	-	-	-	5,280	-	-	5,380
Net (loss)	-	-	-	-	-	-	-	-	(508,251)	(508,251)
Balance, October 31, 2022	28,566,561	28,566	1,000	1	1,500	2	69,564,652	9,871	(72,119,736)	(2,516,644)
Shares issued for conversion of convertible notes payable	7,021,914	7,022	-	-			66,278			73,300
Shares issued for the exercise of warrants	9,728,601	9,729	-	-	-	-	(9,729)	-	-	-
Preferred stock converted into common stock	2,200,000	2,200	-	-	(19)	(1)	(2,199)	-	-	-
Shares issued for cash	1,373,562	1,374	-	-	-	-	39,835	-	-	41,209
Offering costs	-	-	-	-	-	-	(12,000)	-	-	(12,000)
Net (loss)	-	-	-	-	-	-	-	-	(307,880)	(307,880)
Balance, January 31, 2023	48,890,638	$48,891	1,000	$1	1,481	$1	$69,646,837	$9,871	$(72,427,616)	$(2,722,015)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,679,791)	$533,589
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	27,296	26,852
(Gain) loss on derivative liabilities	-	(3,010,042)
Amortization of debt discount	37,212	77,822
Warrants issued as stock-based compensation	495,000	-
Note recorded for loan penalties and financing costs	16,500	-
(Gain) loss on extinguishment of liabilities	(16,540)	(233,303)
(Increase) decrease in prepaid expenses and other current assets	22,500	(21,990)
Increase (decrease) in liabilities:
Accounts payable	115,394	(190,268)
Accrued expenses	166,479	62,653
Accounts payable and accrued expenses – related party	196,101	(191,782)
Net cash used in operating activities	(619,849)	(2,946,469)

Cash flows from investing activities:
Purchase of property and equipment	-	(255,504)
Net cash used in investing activities	-	(255,504)
		-
Cash flows from financing activities:		-
Proceeds from notes payable	-	200,000
Proceeds from convertible notes payable	502,500	78,500
Repayments of notes payable	-	(200,000)
Repayments of convertible notes payable	(41,209)	(255,331)
Proceeds from the sale of common stock and prefunded warrants	41,209	3,000,000
Proceeds from the sale of series B preferred stock and warrants	-	1,500,000
Offering costs	(12,000)	(555,799)
Net cash provided by financing activities	490,500	3,767,370

Net increase (decrease) in cash	(129,349)	565,397
Cash at the beginning of the period	136,867	330,449
Cash at the end of the period	$7,518	$895,846

Supplemental disclosure:
Interest paid	$-	$131,374
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$189,977	$154,437
Common stock issued in conversion of related party debt	$-	$74,989
Exercise of warrants for an accrued liability	$184	$-
Reverse split	$-	$18
Exercise of prefunded warrants	$-	$2,405
Cashless exercise of warrants	$14,343	$-
Deemed dividend	$2,534,402	$-
Common stock issued for accrued liability – related party	$1,006	$-
Shares issued for debt discount	$5,380	$-
Note payable classified to note payable, currently in default	$136,952	$-
Preferred stock converted into common stock	$2,200	$-

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2023

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

Basic and Diluted Income (Loss) per Share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  For the nine months ended January 31, 2023 all potentially dilutive securities had an anti-dilutive effect and basic net loss per common share is the same as diluted net loss per share.  For the nine months ended January 31, 2022 the dilutive effect of options, warrants, and convertible notes payable was 40,686,123.

Stock-based Compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.  The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the nine months ended January 31, 2023 and 2022, the Company recorded stock-based compensation of $495,000 and $0, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

 Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $271,865 and $76,770 as of January 31, 2023 and April 30, 2022, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement provided for monthly consulting fees of $20,000. During the nine months ended January 31, 2023, we incurred consulting fees and expense reimbursement to Maple Resources totaling $180,000 and we made payments to Maple Resources of $142,600.

 In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the nine months ended January 31, 2023 we recorded $45,000 for accrued consulting fees and we issued no shares for payment.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $127,285 ($65,000 payable in stock) and $40,000 ($20,000 payable in stock) as of January 31, 2023 and April 30, 2022, respectively.

During the nine months ended January 31, 2023, Jack Hanks, our President and CEO, made advances of $2,190 to assist the Company with cash flow challenges, therefore the amount was included in accounts payable and accrued expenses – related parties as of January 31, 2023.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the nine months ended January 31, 2023 we recorded $22,500 for the amount payable in stock under the consulting agreement and recorded consulting fees and expense reimbursements owed to Mrs. Hanks of $66,797.  During the nine months ended January 31, 2023 we made repayments of $21,794 to Mrs. Hanks for reimbursable expenses.  Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $87,816 ($32,500 payable in stock) and $17,264 ($10,000 payable in stock) as of January 31, 2023 and April 30, 2022, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the nine months ended January 31, 2023 we incurred $80,539 for fees and expense reimbursements to the children and paid $66,965. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $22,074 and $8,500 as of January 31, 2023 and April 30, 2022, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the nine months ended January 31, 2023 we recorded $22,500 for the amount payable in stock under the consulting agreement and issued 91,414 shares as repayment for $1,006 owed (see Note 8).  Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $32,500 (all payable in stock) and $11,006 ($10,000 payable in stock) as of January 31, 2023 and April 30, 2022, respectively.

Equity Activity – Related Parties

During the nine months ended January 31, 2023 the Company granted 3,000,000 warrants each to Maple Resources and BNL Family Trust, therefore recognized $330,000 in stock-based compensation based on the grant date fair value (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2023	April 30, 2022

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	17,517
Refinery land	721,828	721,828
Refinery land improvements	468,426	468,615
Refinery land easements	37,015	37,015
	1,247,688	1,258,839
Less accumulated depreciation and amortization	(160,787)	(144,642)

	$1,086,901	$1,114,197

Depreciation and amortization expense totaled $27,296 and $26,852 for the nine months ended January 31, 2023 and 2022, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2023	April 30, 2022

Accrued payroll	$30,090	$30,090
Accrued consulting	39,000	12,000
Accrued interest and penalties	818,089	714,827
Other	94,174	94,358

	$981,353	$851,275

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	January 31, 2023	April 30, 2022

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	-

	$211,953	$75,001

[1]

Effective March 11, 2021 the Company entered into a promissory note with Vista Capital Investments, Inc with a principal amount of $250,000.  The maturity date of the note was March 11, 2022 which was amended on February 23, 2021 to extend the due date to December 31, 2022.  The note has an interest rate of 10% per annum from the date of funding.  On February 23, 2022 the Company made a payment of $113,048 to pay down the note principal and effective January 1, 2023 the note went into default as the due date had passed with no extension.

Notes Payable

Notes payable consist of the following at:

	January 31, 2023	April 30, 2022
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [1]	$250,000	$250,000
$250,000 draw on March 5, 2021
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022	50,000	50,000
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [2]	-	136,952
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [3]	102,500	102,500
Note payable to an unrelated party with an issue date of March 3, 2022 with interest at 5% [4]	181,500	165,000

Total	$784,000	$904,452

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

15

[2]

Effective March 11, 2021 the Company entered into a promissory note with Vista Capital Investments, Inc with a principal amount of $250,000. The maturity date of the note was March 11, 2022 which was amended on February 23, 2021 to extend the due date to December 31, 2022. The note has an interest rate of 10% per annum from the date of funding. On February 23, 2022 the Company made a payment of $113,048 to pay down the note principal and effective January 1, 2023 the note went into default as the due date had passed with no extension.

[3]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum.

[4]

Effective March 3, 2022 the Company entered into a promissory note with Sabby Volatility Warrant Master Fund with a principal amount of $165,000 in full satisfaction of all liquidated damages pursuant to a registration rights agreement dated December 22, 2021. The maturity date of the note is the earlier of February 28, 2023 or the date MMEX receives at least $6 million of proceeds from an equity or equity-based financing. In accordance with the terms of the note, if the note was not paid in full prior to June 22, 2022, the principal amount of the note was to increase to $181,500. Accordingly, during the nine months ended January 31, 2023 we recognized $16,500 in interest expense to increase the principal balance.

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2023	April 30, 2022
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000

	75,000	75,000
Less discount	-	-

Total	$75,000	$75,000

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

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	January 31, 2023	April 30, 2022
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$158,790	$200,000
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	-	90,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [3]	165,000	165,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at variable exercise prices [4]	31,700	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [5]	200,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [6]	78,750
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [7]	100,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [8]	54,750	-
Total	788,990	455,000
Less discount	(27,070)	(22,903)

Net	$761,920	$432,097

[1]

Effective March 31, 2020, the Company entered into a second amendment to certain convertible notes with GS Capital Partners, LLC (“GS”) ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates to November 30, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $200,000, which was added to the principal amount owed and would incur interest at 18% per annum. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which, as of the date of this filing, has been extended to March 31, 2023. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance). During the nine months ended January 31, 2023 the Company made repayments of $41,210 on the note principal.

[2]

Effective September 12, 2019, the Company entered into an amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, and $600,000 note dated October 5, 2018) to extend the notes due dates to February 4, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $90,000, which was added to the principal amount owed and would incur interest at 18% per annum The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which was extended to March 31, 2023. GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance). During the nine months ended January 31, 2023 the Company issued 710,802 shares of common stock to pay the note and its related interest in full and recognized a $16,540 gain on settlement to reduce the debt to zero.

17

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

[4]

Effective June 7, 2022, the Company entered into a convertible promissory note with a principal amount of $105,000 with 1800 Diagonal Lending, LLC. The Company received $101,250 after payment of $3,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of June 7, 2023. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. During the nine months ended January 31, 2023 the note holder converted $73,300 worth of principal into 7,021,914 shares of common stock based on the variable conversion prices in effect on the date of the conversions.

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

[8]

Effective January 22, 2023, the Company entered into a convertible promissory note with a principal amount of $54,750 with 1800 Diagonal Lending, LLC. The Company received $50,000 after payment of $4,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of January 18, 2024. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company has authorized 201,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock

During the nine months ended January 31, 2023, the Company issued a total of 27,685,956 shares of its common stock: 7,732,716 shares valued at $182,977 in conversion of convertible notes principal of $163,300 and accrued interest payable of $19,677; 16,188,264 shares issued for the exercise of warrants; 91,414 shares issued for an accrued liability with a related party of $1,006 (see Note 4); 100,000 shares issued for a debt discount valued at $5,380; 1,373,562 shares and 686,281 warrants (see Warrants below) issued for cash proceeds of $41,210, which was offset by $12,000 in offering costs; and 2,200,000 shares issued for the conversion of 19 shares of Series B preferred stock.

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

During the nine months ended January 31, 2023 and 2022 the Company did not issue any shares of its Series A preferred stock.

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

During the nine months ended January 31, 2023 the Company did not issue any shares of its Series B preferred stock, however, as a result of the change in the Conversion Price that occurred on June 7, 2022, the Company recognized a deemed dividend of $2,534,402 to account for the change in fair value of the Series B preferred stock.  Further, during the nine months ended January 31, 2023, the Company issued 2,200,000 shares of its common stock upon the conversion of 19 shares of the Series B preferred stock by the holder.

During the nine months ended January 31, 2022 the Company issued 1,500 shares of Series B preferred stock (plus 31,975,000 warrants, see Warrants below) for cash of $1,500,000.  In conjunction with the stock issued for cash, the Company also issued 1,350,000 warrants to the placement agent (see Warrants below) and recognized $206,650 in out-of-pocket offering costs.

Warrants

A summary of warrant activity during the six months ended January 31, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2022	35,508,000	$0.06	4.64
Granted	27,261,781	$0.07
Cancelled / Expired	(17,575,500)	$0.10
Exercised	(16,245,000)	$0.00

Outstanding, January 31, 2023	28,949,281	$0.09	5.54

During the nine months ended January 31, 2023 the Company granted 3,000,000 warrants each to two entities affiliated with the Company’s two board members (see Note 4) and a consultant.  The fair value of the warrants was $495,000 and recognized in additional paid-in capital.   Additionally, effective June 7, 2022 the Company entered into an agreement to reduce the exercise price of its Series C and Series D warrants, from $0.10 to $0.05.  The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place, however, as there was no change in the fair value as a result of the modification, no additional expense was recorded on the Company’s books.  Lastly, during the nine months ended January 31, 2023 the Company issued 686,281 warrants in conjunction with the sale of common stock (see Common Stock above).  As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and recording offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrants granted in association with the capital raise.  The 686,281 warrants have an exercise price of $0.045 and have a one-year life.

Common Stock Reserved

Combined with the 48,890,638 common shares outstanding as of January 31, 2023, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the nine months ended January 31, 2023 we were not involved in any material legal proceedings.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, there have been no subsequent events that are required to be reported through the filing date of these consolidated financial statements other than those stated below.

Subsequent to January 31, 2023, the Company issued 91,051,350 shares of common stock in exchange for the conversion of convertible notes, made up of $159,200 worth of principal, $13,377 worth of accrued interest, and $1,620 worth of fees.

Effective February 25, 2023 the Company entered into a $20,000 convertible promissory note with Maple Resources Corporation, a related party controlled by our President and CEO.

Effective February 28, 2023 the Company replaced its March 3, 2022 promissory note with Sabby Volatility Warrant Master Fund for a convertible note with a principal amount of $226,875.  The Company recognized $36,716 in financing costs associated with the replacement, equal to the difference of the convertible note principal and the amount due for principal and interest on the promissory note on the date of replacement.

On March 6, 2023, the Company amended its Articles of Incorporation to increase the authorized capital stock of the Company to 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Subsequent to January 31, 2023 the Company issued 89,243,803 shares of common stock in exchange for the conversion of 169 shares of Series B preferred stock. The holder of such preferred stock also holds warrants with the Company and has given notice to the Company that the number of Series B warrants conversion has been reset to 3,500,000,000 shares resulting from the anti-dilution adjustments arising from conversions of the Company’s other convertible debt holders subsequent to January 31, 2023.

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

General and Administrative Expenses

Our general and administrative expenses decreased to $211,084 for the three months ended January 31, 2023 from $274,407 for the three months ended January 31, 2023, which was due the conservation of cash during the period, and increased to $1,379,285 for the nine months ended January 31, 2023 from $991,407 for the nine months ended January 31, 2022.  The increase was a result of due diligence fees incurred during the period, as well as the Company issuing 3,000,000 shares each to two entities affiliated with the Company’s two board members and a consultant and recognizing $495,000 as stock-based compensation during the nine months ended January 31, 2023, versus no similar expense recognized during the nine months ended January 31, 2022.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. Our project costs have decreased to $20,520 for the three months ended January 31, 2023 from $369,950 for the three months ended January 31, 2022 and decreased to $96,560 for the nine months ended January 31, 2023 from $1,379,676 for the nine months ended January 31, 2022.  The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred.  The decrease in the current period, then, was because we did not have funding available to invest in our projects during the current period.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled $9,099 and $8,888 for the three months ended January 31, 2023 and 2022, respectively, and totaled $27,296 and $26,852 for the nine months ended January 31, 2023 and 2022, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt.  Interest expense totaled $67,177 and $49,566 for the three months ended January 31, 2023 and 2022, respectively and totaled $193,190 and $311,821 for the nine months ended January 31, 2023 and 2022, respectively.  The decrease in interest expense for the nine months is due to lower levels of new non-related party convertible debt in the current period as a result of debt being paid off or converted into shares common stock.  Additionally, the lower levels of debt also resulted in less amortization of debt discount to interest expense and less loan penalties incurred in the period.

We reported gains on derivative liabilities of $0 and $3,010,042 for the nine months ended January 31, 2023 and 2022, respectively.  We had previously identified the variable conversion feature of certain convertible notes payable as derivatives. We estimated the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions. These inputs were subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities would fluctuate from period to period, and the fluctuation has been material.  During the nine months ended January 31, 2022 all derivative liabilities were written off the books, resulting in a large gain in the prior period.

We reported a net gain (loss) on extinguishment of liabilities of $16,540 and $233,303 for the nine months ended January 31, 2023 and 2022, respectively, and $0 and $96,993 for the three months ended January 31, 2023 and 2022, respectively.  The larger gain in the prior period was mostly due to our loan from the Small Business Administration being forgiven along the forgiveness of a convertible note, versus smaller loan amounts being forgiven in the current period.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(307,880) and $(605,818) for the three months ended January 31, 2023 and 2022, respectively and $(1,679,791) and $533,589 for the nine months ended January 31, 2023 and 2022, respectively.

Deemed Dividend

Effective June 7, 2022 we reduced the conversion price of our Series B preferred stock from $0.10 to $0.05.  This resulted in the recognition of a deemed dividend of $2,534,402 during the nine months ended January 31, 2023 in order to account for the change in fair value of the Series B preferred stock.

Net Income (Loss) Attributable to Common Shareholders

As a result of the deemed dividend, our net loss attributed to common shareholders was $(4,214,193) for the nine months ended January 31, 2023.  We had no similar activity during the nine months ended January 31, 2022 or the three months ended January 31, 2023 and 2022, therefore net income (loss) attributed to the Company was the same as net income (loss) of $533,589, $(307,880), and $(605,818), respectively.

Liquidity and Capital Resources

Working Capital

As of January 31, 2023, we had current assets of $32,351, comprised only of cash and prepaid expenses, and current liabilities of $3,841,267, resulting in a working capital deficit of $3,808,916.

Sources and Uses of Cash

Our sources and uses of cash for the six months ended January 31, 2023 and 2022 were as follows:

	2023	2022

Cash, beginning of period	$136,867	$330,449
Net cash used in operating activities	(619,849)	(2,946,469)
Net cash used in investing activities	-	(255,504)
Net cash provided by financing activities	490,500	3,767,370

Cash, end of period	$7,518	$895,846

We used net cash of $619,849 in operating activities for the nine months ended January 31, 2023 as a result of our net loss of $1,679,791, offset by non-cash net expense totaling $559,468, an increase in prepaid expenses of $22,500, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $477,974.

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

Net cash used in investing activities for the nine months ended January 31, 2023 was $0 compared to $255,504 for the nine months ended January 31, 2022 which was comprised of the purchase of land and costs incurred for land improvements during the period.

Net cash provided by financing activities for the nine months ended January 31, 2023 was $490,500, comprised of proceeds of $502,500 from convertible notes payable and $41,209 from the sale of common stock, offset by offering costs of $12,000 and repayments of convertible notes payable of $41,209.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2022 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report.  There were no changes to our significant accounting policies during the nine months ended January 31, 2023.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2023.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013 Internal Control-Integrated Framework.  Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of January 31, 2023, based on the COSO framework criteria.  Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On December 20, 2022 the Company issued 1,194,782 shares of its common stock in exchange for the cashless exercise of 1,200,000 Series B warrants.

On December 20, 2022 the Company issued 796,521 shares of its common stock in exchange for the cashless exercise of 800,000 Series B warrants.

On December 20, 2022 the Company issued 1,526,718 shares of common stock in exchange for the conversion of $20,000 in convertible debt.

On January 9, 2023 the Company issued 1,754,386 shares of common stock in exchange for the conversion of $20,000 in convertible debt.

On January 10, 2023 the Company issued 795,979 shares of its common stock in exchange for the cashless exercise of 800,000 Series B warrants.

On January 11, 2023 2 the Company issued 1,194,000 shares of common stock in exchange for the cashless exercise of 1,200,000 Series B warrants.

On January 17, 2023 the Company issued 1,292,352 shares of common stock in exchange for the cashless exercise of 1,300,000 Series B warrants.

On January 17, 2023 the Company issued 1,612,903 shares of common stock in exchange for the conversion of $15,000 in convertible debt.

On January 17, 2023 the Company issued 1,373,562 shares of common stock and 686,281 warrants in exchange for cash of $41,209.

On January 19, 2023 the Company issued 1,193,023 shares of common stock in exchange for the cashless exercise of 1,200,000 Series B warrants.

On January 20, 2023 the Company issued 2,127,907 shares of common stock in exchange for the conversion of $18,300 in convertible debt.

On January 23, 2023 the Company issued 719,914 shares of common stock in exchange for the cashless exercise of 724,500 Series B warrants.

On January 30, 2023 the Company issued 2,200,000 shares of common stock in exchange for the conversion of 19 shares of Series B preferred stock.

On February 1, 2023 the Company issued 2,433,962 shares of common stock in exchange for the conversion of $12,900 in convertible debt.

On February 1, 2023 the Company issued 1,300,000 shares of common stock in exchange for the conversion of 6.89 shares of Series B preferred stock.

On February 2, 2023 the Company issued 1,000,000 shares of common stock in exchange for the conversion of 5.3 shares of Series B preferred stock.

On February 3, 2023 the Company issued 2,661,447 shares of common stock in exchange for the conversion of $14,047 in convertible debt.

On February 6, 2023 the Company issued 2,660,377 shares of common stock in exchange for the conversion of $14,000 in convertible debt.

On February 6, 2023 the Company issued 1,600,000 shares of common stock in exchange for the conversion of 8.48 shares of Series B preferred stock.

On February 8, 2023 the Company issued 1,600,000 shares of common stock in exchange for the conversion of 8.44 shares of Series B preferred stock.

On February 9, 2023 the Company issued 3,800,000 shares of common stock in exchange for the conversion of 20.06 shares of Series B preferred stock.

On February 10, 2023 the Company issued 2,842,857 shares of common stock in exchange for the conversion of $9,950 in convertible debt.

On February 14, 2023 the Company issued 7,500,000 shares of common stock in exchange for the conversion of 26.25 shares of Series B preferred stock.

On February 17, 2023 the Company issued 3,782,609 shares of common stock in exchange for the conversion of $8,700 in convertible debt.

On February 21, 2023 the Company issued 4,083,332 shares of common stock in exchange for the conversion of 9.39 shares of Series B preferred stock.

On February 21, 2023 the Company issued 3,969,885 shares of common stock in exchange for the conversion of $7,598 in convertible debt.

On February 21, 2023 the Company issued 4,998,265 shares of common stock in exchange for the conversion of $9,567 in convertible debt.

On February 22, 2023 the Company issued 3,947,368 shares of common stock in exchange for the conversion of $7,500 in convertible debt.

On February 23, 2023 the Company issued 4,157,895 shares of common stock in exchange for the conversion of $7,900 in convertible debt.

On February 24, 2023 the Company issued 4,473,684 shares of common stock in exchange for the conversion of $8,500 in convertible debt.

On February 27, 2023 the Company issued 5,000,000 shares of common stock in exchange for the conversion of $9,500 in convertible debt.

On February 28, 2023 the Company issued 5,210,526 shares of common stock in exchange for the conversion of $9,900 in convertible debt.

On March 2, 2023 the Company issued 5,764,706 shares of common stock in exchange for the conversion of $9,800 in convertible debt.

On March 3, 2023 the Company issued 6,030,769 shares of common stock in exchange for the conversion of $9,794 in convertible debt.

On March 6, 2023 the Company issued 6,000,000 shares of common stock in exchange for the conversion of $10,200 in convertible debt.

On March 7, 2023 the Company issued 29,721,142 shares of common stock in exchange for the conversion of 48.27 shares of Series B preferred stock.

On March 8, 2023 the Company issued 13,741,144 shares of common stock in exchange for the conversion of $14,910 in convertible debt.

On March 9, 2023 the Company issued 38,639,328 shares of common stock in exchange for the conversion of 36 shares of Series B preferred stock.

On March 9, 2023 the Company issued 4,921,875 shares of common stock in exchange for the conversion of $3,938 in convertible debt.

On March 10, 2023 the Company issued 8,453,981 shares of common stock in exchange for the conversion of $5,394 in convertible debt.

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

MMEX Resources Corporation

Dated: March 13, 2023	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

