Form 10-K
period 2023-04-30
MMEX Resources Corp
filed 2023-07-17
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at October 31, 2022 (the second quarter end date) was approximately $416,000.

As of July 14, 2023, there were 4,541,221,023 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2023

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

MMEX is focused on the development, financing, construction, and operation of clean fuels infrastructure projects powered by renewable energy. We have formed two operating sub-divisions of the Company - one sub-division to transition from legacy refining transportation fuels by producing them as ultra clean fuels with carbon capture or as stand-alone renewable or clean fuels projects, and the second sub-division which plans to produce green and/or blue hydrogen with the option of hydrogen conversion to ammonia or methanol. These two sub-divisions will be operating respectively as Clean Energy Global, LLC and Hydrogen Global, LLC. The planned projects are designed to be powered by solar and wind renewable energy.

Our portfolio contains the following pipeline of planned projects:

Clean Energy Global, LLC

Project 1: Pecos Clean Fuels & Transport, LLC -Ultra Clean Fuels Refining-Pecos County, Texas

We have teamed with Polaris Engineering to develop an ultra-clean transportation fuel, up to 11,600 barrel per day feedrate crude oil refining facility at our Pecos County, Texas site to produce 87° gasoline, ultra-low sulphur diesel and low-sulphur fuel oil, utilizing the Polaris Ultra FuelsTM patented concept, which removes over 95% emissions of a standard refinery. The planned carbon capture features of the project will be owned, financed, constructed, and operated by an independent third-party. The Ultra FuelsTM concept, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) study, features small size facilities to take advantage of proximity to smaller markets and/or locate directly near crude oil production areas near the Company’s owned 126-acre site. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time and more rapid implementation than traditional facilities. The smaller size and footprint, as well as lower emissions, also allows for faster permitting which we obtained for this facility from the Texas Commission on Environmental Quality on February 18, 2022.

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

Hydrogen Global, LLC

Project 3: Hydrogen Global- Pecos County, Texas- Green Hydrogen Project

This planned project to utilize the proprietary electrolyzer technology of Siemens Energy, a major international technology provider to the Company, plans to convert water to hydrogen through electrolysis. The facility will utilize solar power, with the Company’s owned water supply to produce up to 55 tons of hydrogen production per day. The Company and Siemens have completed the Front-End Engineering and Design (“FEED”) study in April 2022, which outlines the capex of the electrolyzer complex on the Company’s 321-acre site. The Company is in discussions with several renewable power developers to become the technology provider for 160 MWe solar power component. In addition, the Company is in discussions with technology providers for the Ammonia and/or Methanol complex, for conversion of the hydrogen to ammonia or methanol to facilitate transportation of the finished product for the export market in either Europe or Asia and with international partners to provide turn-key mobility markets to include hydrogen fueling stations and buses utilizing hydrogen fuel cells. The potential markets would be the major metropolitan areas in the U.S. and Texas to include Austin, Dallas, Houston, and San Antonio.

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

Project 5: Hydrogen Global- Southern Coast of Peru-Green Hydrogen Project

The Company has entered advanced discussions with Peru’s principal electric power distribution company to develop potentially a Green Hydrogen project to produce up to 55 tons per day of hydrogen, requiring 160 MWe of constant and certified renewable power load. The Company plans to use its Siemens Energy Electrolyzer FEED template and adapt it for Peru. The Peru distribution company will also provide the land area as part of the transaction - approximately 5 hectares, by the sea to facilitate exports of green Hydrogen/Ammonia/Methanol to Asia and the U.S. West Coast. Peru’s mining industry with its use of heavy extraction and transportation equipment has significant market potential for the Company’s hydrogen production.

Project 6: Hydrogen Global- Pecos County, Texas-Blue Hydrogen Project

The Company is in planning discussions with a super major oil company (the “Super Major”) to develop a Blue Hydrogen project at the Company’s Pecos County, Texas site. The Project plans to utilize potentially a portion of the Super Major’s 2 billion cubic feet per day natural gas production and transportation from the area to produce hydrogen utilizing an autothermal reformer (“ATR”) technology, In turn, the hydrogen will be used in Siemens Energy turbines and generator sets to produce up to 70 MWe of electric power which are projected to utilize initially a 75% hydrogen-25% natural gas feed and moving to a 100% hydrogen feed, with the electric power to be purchased by the developer of a CO2 sequestration facility within the project area. The remainder of the hydrogen production is scheduled to be converted to ammonia and/or methanol. Solar and wind power will be utilized in the ATR and the Company is under discussions with the renewable power companies developing the Company’s other solar projects in the area. The planned carbon capture features of the project will be owned, financed, constructed, and operated by an independent third-party.

Trans Permian H2Hub, the Port of Corpus Christi Hydrogen Hub and Department of Energy Funding

On September 22, 2022, The US Department of Energy Office of Clean Energy Demonstration (“DOE”) released its Funding Opportunity Announcement (FOA) to solicit Regional Clean Hydrogen Hubs (H2Hubs) under the Infrastructure Investment and Jobs Act (IIJA), also known as the Bipartisan Infrastructure Law ( BIL). The FOA stated, “This $8 billion effort will catalyze investment in the development of H2Hubs that demonstrate the production, processing, delivery, storage, and end-use of clean hydrogen, in support of the Biden Administration’s goal to achieve a carbon-free electric grid by 2035 and a net zero emissions economy by 2050.” The DOE will select six to 10 regional hydrogen hubs with a preferred DOE investment for each hub in the range of $500 million to $1 billion with 50% of the amount funded by outside sources.

The Company on November 5, 2022, announced the formation and the filing of its Concept Paper for the regional hub Trans Permian H2Hub, LLC and to apply for DOE funding. On December 27, 2022, the Company received the decision by the DOE to proceed to the formal application stage in April 2023. The DOE encouraged both the Port of Corpus Christi Horizons Clean Hydrogen Hub (HCH2) and Trans Permian (Trans Permian) H2Hub to submit full applications through the DOE Regional Clean Hydrogen Hubs Program. On February 7, 2023, the Port of Corpus Christi and Trans Permian announced the combination of the two Hydrogen hubs into a single application, for which the Port of Corpus Christi is the prime applicant. The final DOE application was filed April 5, 2023. The DOE has indicated that final decisions will be made in September 2023.

As a sub-applicant in the joint application, The Trans Permian H2Hub geography includes the Texas Permian Basin cities of San Antonio, San Angelo, Big Spring, Midland, Odessa, El Paso, Fort Stockton, Alpine, Presidio and Del Rio. The planned projects within the Trans Permian H2Hub include the MMEX projects for production of hydrogen from diverse feedstocks as well as mobility projects, including hydrogen fuel cell bus manufacturing, hydrogen re-fueling stations, municipal transit projects, and freight mobility projects.

There is no assurance that DOE will select the HCH2 application with Trans Permian as a sub applicant as a finalist.

Completion of the Company projects is dependent upon our obtaining the necessary capital for planning, construction, and start-up costs. There is no assurance that such financing can be obtained on favorable terms.

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

Employees

As of April 30, 2023, we had no employees but rather to reduce costs our key management team is working under consulting agreements. We contract for all professional services when needed.

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

Item 3: Legal Proceedings

The Company previously issued a convertible note dated February 25, 2023 (the “Sabby Note”) to Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), which also holds the Company’s Series B Preferred Stock and substantial warrants to purchase shares of the Company’s common stock. On June 1, 2023, the Company was served notice that Sabby had filed a lawsuit in a New York Supreme Court, alleging breach of contract, fraud, and failure to maintain and deliver shares under the Sabby Note. Sabby is seeking monetary damages in an amount to be determined at trial, but not less than $226,875 plus interest and other damages under the Sabby Note, plus attorney’s fees and costs of the lawsuit. The Company filed its Original Answer on July, 1, 2023 pursuant to 22 New York Rules and Regulation 202.8 B, denying each and every material allegation contained in Plaintiff’s Complaint and demanded strict proof thereof. In its Original Answer, the Company reserves the right to amend its Answer to assert additional defenses, counterclaims and third-party claims, as may be required upon the completion of reasonable discovery and investigation.

As a consequence of the Sabby Note acceleration, the Company’s obligations under other outstanding indebtedness may become accelerated pursuant to the event of default provisions thereunder. Some of these instruments are already past due and reflected as notes currently in default on the Company’s financial statements.

The Company does not have the cash resources to repay the Sabby Note or its other outstanding indebtedness and there is no assurance that it will be able to obtain sufficient capital to do so. The Company has disclosed that its ability to continue as a going concern should be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which it operates.

Item 4: Mine Safety Disclosures

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our common stock has been listed on the OTC Pink under the symbol “MMEX”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the OTC Pink tier. The following table indicates the quarterly high and low bid price for our common stock for the fiscal years ending April 30, 2023 and 2022. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended April 30, 2022
Quarter ended July 31, 2021	$17.00	$1.00
Quarter ended October 31, 2021	$1.10	$0.48
Quarter ended January 31, 2022	$0.59	$0.13
Quarter Ended April 30, 2022	$0.30	$0.11

Fiscal year ended April 30, 2023
Quarter ended July 31, 2022	$0.160	$0.0400
Quarter ended October 31, 2022	$0.069	$0.0211
Quarter ended January 31, 2023	$0.039	$0.0089
Quarter Ended April 30, 2023	$0.011	$0.0002

On July 14, 2023, the closing bid price of our common stock as reported on the OTC Pink was $0.0004.

The number of holders of record of the Company’s common stock as of April 30, 2023 was 153 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on our common stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2023.

Recent Sales of Unregistered Securities not previously reported in the Company’s Form 10-Q

On March 13, 2023 the Company issued 25,078,369 shares of common stock in exchange for the conversion of 16 shares of Series B preferred stock.

On March 14, 2023 the Company issued 26,645,768 shares of common stock in exchange for the conversion of 17 shares of Series B preferred stock.

On March 16, 2023 the Company issued 28,213,166 shares of common stock in exchange for the conversion of 18 shares of Series B preferred stock.

On March 17, 2023 the Company issued 32,915,360 shares of common stock in exchange for the conversion of 21shares of Series B preferred stock.

On March 20, 2023 the Company issued 36,050,156 shares of common stock in exchange for the conversion of 23 shares of Series B preferred stock.

On March 27, 2023 the Company issued 40,752,351 shares of common stock in exchange for the conversion of 26 shares of Series B preferred stock.

On April 3, 2023 the Company issued 20,545,344 shares of common stock in exchange for the conversion of $4,767 in convertible debt.

On April 5, 2023 the Company issued 47,413,793 shares of common stock in exchange for the conversion of 11 shares of Series B preferred stock.

On April 10, 2023 the Company issued 24,060,344 shares of common stock in exchange for the conversion of $4,884 in convertible debt.

On April 12, 2023 the Company issued 26,810,738 shares of common stock in exchange for the conversion of $5,443 in convertible debt.

On April 13, 2023 the Company issued 29,556,650 shares of common stock in exchange for the conversion of 7 shares of Series B preferred stock.

On April 18, 2023 the Company issued 4,926,108 shares of common stock in exchange for the conversion of 1 shares of Series B preferred stock.

On April 19, 2023 the Company issued 29,556,650 shares of common stock in exchange for the conversion of 6 shares of Series B preferred stock.

On April 21, 2023 the Company issued 29,556,650 shares of common stock in exchange for the conversion of 6 shares of Series B preferred stock.

On April 24, 2023 the Company issued 34,482,758 shares of common stock in exchange for the conversion of 7 shares of Series B preferred stock.

On April 25, 2023 the Company issued 19,704,433 shares of common stock in exchange for the conversion of 4 shares of Series B preferred stock.

On April 26, 2023 the Company issued 32,755,517 shares of common stock in exchange for the conversion of $3,800 in convertible debt.

On April 27, 2023 the Company issued 17,241,379 shares of common stock in exchange for the conversion of 2 shares of Series B preferred stock.

On April 28, 2023 the Company issued 34,482,759 shares of common stock in exchange for the conversion of 4 shares of Series B preferred stock.

On May 2, 2023 the Company issued 77,586,207 shares of common stock in exchange for the conversion of 9 shares of Series B preferred stock.

On May 4, 2023 the Company issued 86,206,897 shares of common stock in exchange for the conversion of 10 shares of Series B preferred stock.

On May 5, 2023 the Company issued 60,344,828 shares of common stock in exchange for the conversion of 7 shares of Series B preferred stock.

On May 5, 2023 the Company issued 34,482,759 shares of common stock in exchange for the conversion of 4 shares of Series B preferred stock.

On May 5, 2023 the Company issued 43,103,448 shares of common stock in exchange for the conversion of 5 shares of Series B preferred stock.

On May 5, 2023 the Company issued 41,822,068 shares of common stock in exchange for the conversion of $1,950 of principal and $206 of accrued interest associated with convertible debt, while incurring $270 in conversion fees.

On May 9, 2023 the Company issued 940,438,871 shares of common stock in exchange for the conversion of $60,000 in accrued related party liabilities.

On May 9, 2023 the Company issued 141,065,831 shares of common stock in exchange for the conversion of $9,000 in accrued related party liabilities.

On May 12, 2023 the Company issued 232,098,433 shares of common stock in exchange for the conversion of $14,808 in accrued liabilities.

On May 12, 2023 the Company issued 636,588,339 shares of common stock in exchange for the conversion of $40,614 in accrued related party liabilities.

On May 12, 2023 the Company issued 141,065,831 shares of common stock in exchange for the conversion of $9,000 in accrued related party liabilities.

On May 12, 2023 the Company issued 163,931,787 shares of common stock in exchange for the conversion of $10,459 in accrued related party liabilities.

On May 12, 2023 the Company issued 910,958,934 shares of common stock in exchange for the conversion of $58,119 in accrued related party liabilities.

On May 15, 2023 the Company issued 47,021,944 shares of common stock in exchange for the conversion of $3,000 in accrued liabilities.

On May 16, 2023 the Company issued 214,886,551 shares of common stock in exchange for the conversion of $11,000 of principal and $1,193 of accrued interest associated with convertible debt, while incurring $270 in conversion fees.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	2,354,171	$0.01	0
Total	2,354,171	$0.01	0

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

Item 6:  [Reserved]

Not applicable

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

Through April 30, 2023, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net loss of $4,513,882 or $(0.05) per share, for fiscal year ended April 30, 2023, compared to a net loss of $228,730 or $(0.02) per share, for the fiscal year ended April 30, 2022.  As discussed below, the net income or loss for any fiscal year fluctuates materially due to non-operating gains and losses.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased $386,377 to $1,680,049 for the year ended April 30, 2023 from $1,293,672 for the year ended April 30, 2022.  The increase resulted from higher professional fee costs, which included increased costs for consulting services.

Project Costs

Our project costs decreased $1,540,186 to $94,556 for the year ended April 30, 2023 from $1,637,742 for the year ended April 30, 2022.  The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred.  During the year ended April 30, 2023, the decrease in project costs was because we did not have funding available to invest in our projects during the current year.

Depreciation and Amortization Expense

Our depreciation and amortization expenses increased $517 to $36,394 for the year ended April 30, 2023 from $35,877 for the year ended April 30, 2022. The expense results from the depreciation of land improvements and amortization of land easements.

Other Income (Expense)

Our interest expense decreased $282,891 to $234,893 for the year ended April 30, 2023 from $517,784 for the year ended April 30, 2022.  Despite having entered into new convertible debt agreements in the last few months of the year, the decrease in interest expense is attributed to debt being paid off, converted into shares of common stock and more favorable interest rates than in prior years.

For the years ended April 30, 2023 and 2022, we reported gains on derivative liabilities of $0 and 3,010,042, respectively.  In a series of subscription agreements, we issued warrants in prior years that contained certain anti-dilution provisions that we have identified as derivatives.  We also identified the variable conversion feature of certain convertible notes payable as derivatives.  We estimated the fair value of the derivatives using multinomial lattice models that value the warrants based on a probability weighted cash flow model using projections of the various potential outcomes.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and management’s estimates of various potential equity financing transactions.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. During the year ended April 30, 2022 all derivative liabilities were written off the books, resulting in a large gain in the prior year.

We reported a gain on extinguishment of debt of $66,413 for the year ended April 30, 2023 compared to a gain on extinguishment of debt of $243,303 for the year ended April 30, 2022.  The gain on extinguishment of debt generally results from the settlement and extinguishment of convertible notes payable and certain accounts payable and accrued expenses and can fluctuate over time as we are able to settle or pay off debt.

Net Income (Loss)

As a result of the above, we reported net losses of $1,979,480 and $228,730 for the years ended April 30, 2023 and 2022, respectively.

Deemed Dividend

Effective June 7, 2022 we reduced the conversion price of our Series B preferred stock from $0.10 to $0.05.  This resulted in the recognition of a deemed dividend of $2,534,402 during the year ended April 30, 2023 in order to account for the change in fair value of the Series B preferred stock.

Net Income (Loss) Attributable to Common Shareholders

As a result of the deemed dividend, our net loss attributed to common shareholders was $4,513,882 for the year ended April 30, 2023.  We had no similar activity during the year ended April 30, 2022, therefore net loss attributed to the Company was the same as net loss of $228,730.

Liquidity and Capital Resources

Working Capital

As of April 30, 2023, we had current assets of $34,363, comprised of cash of $10,363 and prepaid expenses and other current assets of $24,000, and current liabilities of $3,977,489, resulting in a working capital deficit of $3,943,126.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2023 and 2022 were as follows:

	2023	2022

Cash, Beginning of Year	$136,867	$330,449
Net Cash Used in Operating Activities	(682,004)	(3,402,572)
Net Cash Used in Investing Activities	-	(677,905)
Net Cash Provided by Financing Activities	555,500	3,886,895

Cash, End of Year	$10,363	$136,867

We used net cash of $682,004 in operating activities for the year ended April 30, 2023 as a result of our net loss of $1,979,480, our non-cash gains of $66,412, our increase in accounts payable of $94,075, and our increase in accounts payable and accrued expenses - related parties of $198,488, our increase in accrued expenses of $409,939, partially offset by non-cash expenses totaling $638,053 and our decrease in prepaid expenses and other current assets of $23,333.

In comparison, we used net cash of $3,402,572 in operating activities for the year ended April 30, 2022 as a result of our net loss of $228,730, our non-cash gains of $3,253,345, our increase in prepaid expenses and other current assets of $9,440, our increase in accounts payable of $116,276, and our increase in  accounts payable and accrued expenses - related parties of $156,064, partially offset by non-cash expenses totaling $279,887, a decrease in our deposit of $900, and an increase in accrued expenses of $80,496.

Net cash used in investing activities was $0 and $677,905 for the years ended April 30, 2023 and 2022, respectively, comprised on the purchase of property and equipment.

Net cash provided by financing activities was $555,500 for the year ended April 30, 2023, comprised of proceeds from notes payable of $15,000, proceeds from convertible notes payable of $552,500, and proceeds from the sale of common of $41,209, partially offset by repayments of convertible notes payable of $41,209, and the payment of $12,000 in offering costs.

By comparison, net cash provided by financing activities was $3,886,895 for the year ended April 30, 2022, comprised of proceeds from notes payable of $352,500, proceeds from convertible notes payable of $233,500, proceeds from the sale of common and series B preferred stock and warrants of $4,500,000, and proceeds from warrant exercise of $73, partially offset by repayments of notes payable of $388,048, repayments of convertible notes payable of $255,331, and the payment of $555,799 in offering costs.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $72,727,305 and a total stockholders’ deficit of $2,865,323 at April 30, 2023, and have reported negative cash flows from operations since inception.  In addition, as of April 30, 2023 we did not have the cash resources to meet our operating commitments for the next twelve months.  We require capital investments to implement our business plan, including the development of our planned hydrogen projects. Additionally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no material changes to our significant accounting policies during the year ended April 30, 2023 and there are no policies we deem to be critical accounting policies.

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2023 and 2022

Consolidated Statements of Operations for the years ended April 30, 2023 and 2022

Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended April 30, 2023 and 2022

Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T):  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of April 30, 2023, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements included in this Form 10-K were fairly stated in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Management has made changes to the Company’s internal control over financial reporting through the date of this report and/or through the quarter ended April 30, 2023, that materially affected the Company’s internal control over financial reporting.  Specifically, management increased its accounting personnel and made numerous changes to its accounting processes which resulted in a segregation of duties and the implementation of reviews and monitoring activities which have added controls into the accounting processes and improved our financial reporting. Additionally, management established a formal written policy for the approval, identification, and authorization of related party transactions.

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

Independent Registered Accountant’s Internal Control Attestation

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons.  Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	76	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	68	Director	2010

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2023, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2023.  There were no stock option awards outstanding at April 30, 2023 to our non-executive directors.

Item 11.  Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2023	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2022	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the years ended April 30, 2023 and 2022, we incurred consulting fees and expense reimbursement related to business development, financing and other corporate activities to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $315,386 and $240,800, respectively.  Amounts included in accrued expenses - related parties due to Maple Resources totaled $184,776 and $40,000 as of April 30, 2023 and 2022, respectively.

Outstanding Equity Awards at Fiscal Year-End

During the year ended April 30, 2023 we did not grant any stock awards. At April 30, 2023, we had no outstanding stock options or other equity awards issued to our executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 14, 2023, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 4,541,221,023 shares of common stock outstanding on July 14, 2023. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 14, 2023 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Voting Power (5)
Jack W. Hanks (2)(5)	964,551,270	21.23%	60.84%
Bruce N. Lemons (3)	154,461,161	3.29%	0.01%
Nabil Katabi (4)	1,077,673,060	23.72%	10.21%
Leslie Hanks (6)	637,750,085	14.04%	6.88%
Patrick Doheny (7)	298,025,357	6.56%	1.52%
Robyn Watson (8)	238,039,241	5.24%	0.03%
Rodger Horton (9)	232,108,303	5.11%	2.50%
Alexis Hanks (10)	227,926,297	5.02%	1.78%
All directors and officers as a group (two persons)	1,119,012,431	23.57%	60.85%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3600 Dickinson, Fort Stockton, Texas 79735.
(2)

Common shares for Mr. Hanks include: (i) 43 shares held by The Maple Gas Corporation, (ii) 136 shares held by Maple Structure Holdings, LLC, (iii) 911,511,091 shares held by Maple Resources Corporation and (iv) 53,000,000 shares issuable upon the exercise of outstanding warrants.  This number excludes 637,750,085 shares owned by Leslie Doheny Hanks, the wife of Mr. Hanks, as to which Mr. Hanks disclaims any beneficial ownership [see also note (6)].

(3)

Common shares for Mr. Lemons include: (i) 1,147,645 shares held by BNL Family Trust (ii) 36 shares held by AAM Investments, LLC, and (iii) 153,313,480 shares issuable upon the exercise of outstanding warrants. Mr. Lemons and his family are the beneficiaries of BNL Family Trust. AAM Investments, LLC is indirectly owned by BNL Family Trust, a trust established for the benefit of Mr. Lemons and his family.

(4)	Common shares for Mr. Katabi include: (i) 946,303,154 shares held personally and (ii) 131,369,906 shares issuable upon the exercise of outstanding warrants.
(5)

The holders of Series A Preferred Stock have 51% of the voting power of the outstanding shares of capital stock of the Company and this amount represents common stock ownership as of July 7, 2023 and does not take into account any shares of common stock subject to any exercises of options or warrants.

(6)	Common shares for Leslie Hanks include: (i) 1,161,746 shares held personally and (ii) 636,588,339 shares held by Ha’pu Wear, LLC.
(7)

Common shares for Patrick Dohney include: (i) 219,714 shares held personally (ii) 141,065,831 shares held by Lake of Silver, LLC, and (iii) 156,739,812 shares issuable upon the exercise of outstanding warrants in the name of Lake of Silver, LLC.

(8)	Common shares for Robyn Watson include: (i) 2,929,523 shares held personally and (ii) 235,109,718 shares issuable upon the exercise of outstanding warrants in the name of Poppy, LLC.
(9)	Common shares for Rodger Horton include: (i) 9,870 shares held personally and (ii) 232,098,433 shares held by Shea Transportion Consulting, LLC.
(10)

Common shares for Alexis Hanks include: (i) 1,298,585 shares held personally (ii) 163,931,787 shares held by Alpenglow, LLC, and (iii) 62,695,925 shares issuable upon the exercise of outstanding warrants in the name of Alpenglow, LLC.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Contractual Agreements

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $465,703 and $76,770 as of April 30, 2023 and 2022, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2023, we incurred consulting fees and expense reimbursement to Maple Resources totaling $255,386 and we made repayments to Maple Resources of $174,695, resulting in $100,691 still owed as of April 30, 2023. During the year ended April 30, 2022, we incurred consulting fees and expense reimbursement to Maple Resources totaling $240,800 and we made repayments to Maple Resources of $245,899, resulting in $20,000 still owed as of April 30, 2022.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the year ended April 30, 2023, we recorded $60,000 for accrued consulting fees and we issued no shares for payment, therefore $80,000 was owed as of April 30, 2023.  During the year ended April 30, 2022 we made a cash payment of $110,000 and we issued 39,355 shares of our common stock to extinguish $20,000 owed under the consulting agreement, therefore $20,000 was owed as of April 30, 2022.

During the year ended April 30, 2023, Maple Resources made advances of $9,410 to assist the Company with cash flow challenges, and we made repayments of $5,500 to Maple Resources resulting in $3,910 still owed as of April 30, 2023.

Amounts included in accounts payable and accrued expenses - related parties due to Maple Resources totaled $184,776 ($45,000 payable in stock) and $40,000 ($20,000 payable in stock) as of April 30, 2023 and 2022, respectively, which was inclusive of accrued interest due under the convertible notes described below.

During the year ended April 30, 2023, Jack Hanks, our President and CEO, made advances of $2,190 to assist the Company with cash flows challenges, therefore the amount was included in accounts payable and accrued expenses - related parties as of April 30, 2023.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2023 we recorded $30,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $98,246. In addition, Mrs. Hanks made advances of $5,550 to assist with cash flow challenges and was still owed and included in accounts payable and accrued expenses - related parties as of April 30, 2023. During the year ended April 30, 2022 we made repayments of $42,003 for reimbursable expenses.  Amounts included in accounts payable and accrued expenses - related parties due to Mrs. Hanks totaled $128,246 ($30,000 payable in stock) and $17,264 ($10,000 payable in stock) as of April 30, 2023 and 2022, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the year ended April 30, 223 we incurred $106,112 for fees and expenses reimbursements to the children and paid $69,215. During the year ended April 30, 2022 we incurred $117,225 for fees and expense reimbursements to the children and paid $199,225. Amounts included in accounts payable and accrued expenses - related parties due to the children totaled $45,397 and $8,500 as of April 30, 2023 and 2022, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the year ended April 30, 2023 and 2022, we recorded $30,000 and $20,000, respectively for the amount payable in stock under the consulting agreement and in March 2022 we issued 19,677 shares of our common stock to extinguish $10,000 owed under the consulting agreement, therefore $40,000 was still owed and included in accounts payable and accrued expenses - related parties as of April 30, 2023. In addition, BNL Family Trust made advances of $1,006 to assist with cash flow challenges and we issued stock to repay the amount during the year ended April 30, 2023 (see Equity Activity - Related Parties below). Amounts included in accounts payable and accrued expenses - related parties due to BNL Family Trust totaled $40,000 (all payable in stock) and $11,006 ($10,000 payable in stock) as of April 30, 2023 and 2022, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. During the years ended April 30, 2023 and 2022, we recorded $120,000 ($24,000 payable in stock). Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $97,885 and $13,602 as of April 30, 2023 and 2022, respectively.

Convertible Notes Payable - Related Parties

Convertible notes payable - related parties consist of the following at April 30:

	2023	2022
Convertible note payable with Maple Resources Corporation, matures on February 25, 2024, with interest at 5%, convertible into common shares of the Company [1]	$20,000	$-
Less discount	-	-
Total	$20,000	$-

[1]

This convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. During the year ended April 30, 2023 the Company recorded interest expense of $175. As of April 30, 2023 and 2022 accrued interest on the convertible note was $175 and $0, respectively.

Equity Activity - Related Parties

During the year ended April 30, 2023 the Company issued 91,414 shares of common stock to BNL Family Trust to repay advances of $1,006 (see Note 8).

During the year ended April 30, 2023 the Company granted 3,000,000 warrants each to Maple Resources, BNL Family Trust, and Nabil Katabi, therefore recognized $495,000 in stock-based compensation based on the grant date fair value (see Note 8).

Item 14:  Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC (“M&K”), have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2023 and 2022:

	2023	2022

Audit Fees (a)	$27,750	$25,100

Audit-Related Fees (b)	$-	$-

Tax Fees (c)	$-	$-

All Other Fees	$-	$-

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2023, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15:  Exhibits

(a) (3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (1)
3.3	Amendment to Amended and Restated Articles of Incorporation (4)
3.4	Certificate of Designation of Series A Preferred Stock (9)
4.1	Form of Warrant to Purchase Common Stock (2)
4.2	10% Convertible Note due January 31, 2020, payable to Auctus Fund, LLC (6)
4.3	10% Convertible Note due February 20, 2020, payable to GS Capital Partners LLC(8)
4.4	Second Amendment to Promissory Notes, dated March 31, 2020, by and between MMEX Resources Corporation and GS Capital Partners LLC (10)
4.5	Sixth Amendment to Promissory Notes, dated February 22, 2021, by and between MMEX Resources Corporation and GS Capital Partners LLC (11)
4.6	10% Promissory Note due December 31, 2021, payable to GS Capital Partners, LLC (11)
4.7	10% Promissory Note due March 26, 2021, payable to GS Capital Partners, LLC (5)
4.8	10% Promissory Note due June 22, 2022, payable to GS Capital Partners, LLC (5)
4.9	Form of Series A Warrant (12)
4.10	Form of Pre-Funded Warrant (12)
4.11	Form of Placement Agent Warrant (12)
4.12	10% Convertible Note due June 7, 2023 payable to 1800 Diagonal Lending, LLC (13)
4.13	10% Convertible Note due August 15, 2023 payable to 1800 Diagonal Lending, LLC (13)
4.14	10% Convertible Note due July 26, 2023 payable to GS Capital Partners, LLC (13)
10.1	Stock Purchase Agreement, dated March 4, 2017, by and between MMEX Resources Corporation and Maple Resources Corporation
10.2	Option Agreement, dated December 11, 2018, by and among MMEX Resources Corporation, Maple Resources Corporation and BNL Family Trust (6)
10.3	Securities Purchase Agreement, dated July 15, 2021, by and between MMEX Resources Corporation and institutional investor (12)
21.1	Subsidiaries (3)
31.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).(11). *
32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

________

*	Filed herewith.
(1)	Filed as exhibit to Report on Form 8-K filed on April 3, 2017.
(2)	Filed as exhibit to Report on Form 10-K filed on August 11, 2011.
(3)	See Note 1 to Financial Statements.
(4)	Filed as exhibit to 14C information statement on March 27, 2023
(5)	Filed as exhibit to Report on Form 10-K filed on July 29, 2021
(6)	Filed as exhibit to Report on Form 10-Q filed on March 12, 2019
(7)	Filed as exhibit to Report on Form 8-K filed on March 10, 2017.
(8)	Filed as exhibit to Report on Form 10-K filed on July 26, 2019.
(9)	Filed as exhibit to Report on Form 8-K filed on August 2, 2019.
(10)	Filed as exhibit to Report on Form 10-K filed on August 13, 2020
(11)	Filed as exhibit to Report on Form 10-Q filed on March 15, 2021
(12)	Filed as exhibit to Report on Form 8-K filed on July 19, 2021
(13)	Filed as exhibit to Report on Form 10Q filed on September 14, 2022

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 17, 2023	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 17, 2023
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 17, 2023
Bruce N. Lemons

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MMEX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the Company) as of April 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of  the years in the two-year period ended April 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of  the years in the two-year period ended April 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company suffered a net loss for the year ended April 30, 2023 and had a working capital deficit and a stockholders’ deficit as of April 30, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Capital Stock and Other Equity Accounts

As discussed in Note 8, during the year ended April 30, 2023 the Company issued warrants to third parties. Auditing management’s calculation of the fair value of the warrants issued can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

To test the valuation of the warrants, we evaluated management’s significant judgments and estimates.  Significant judgements and estimates related to the valuation of the warrants include fair valuing of warrants which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data.  We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.  In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 8 to the consolidated financial statements.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

Houston, TX

July 17, 2023

PCAOB ID 2738

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30,
	2023	2022
Assets

Current assets:
Cash	$10,363	$136,867
Prepaid expenses and other current assets	24,000	47,333
Total current assets	34,363	184,200

Property and equipment, net	1,077,803	1,114,197
Deposit	-	900

Total assets	$1,112,166	$1,298,397

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$733,857	$639,782
Accrued expenses	985,751	851,275
Accounts payable and accrued expenses - related parties	465,703	76,770
Notes payable	105,710	904,452
Note payable, currently in default	711,953	75,001
Convertible notes payable, currently in default, net of discount of $0 at April 30, 2023 and 2022	333,840	75,000
Convertible notes payable, net of discount of $15,200 and $22,903 at April 30, 2023 and 2022, respectively	620,675	432,097
Convertible notes payable - related parties, net of discount of $0 and $0 at April 30, 2023 and 2022, respectively	20,000	-
Total current liabilities	3,977,489	3,054,377

Long-term liabilities	-	-

Total liabilities	3,977,489	3,054,377

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 10,000,000,000 shares authorized, 769,618,295 and 21,204,682 shares issued and outstanding at April 30, 2023 and 2022, respectively	769,618	21,205
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at April 30, 2023 and 2022	1	1
1,144 and 1,500 Series B preferred shares issued and outstanding at April 30, 2023 and 2022, respectively	2	2
Additional paid-in capital	69,082,490	66,426,364
Non-controlling interest	9,871	9,871
Accumulated deficit	(72,727,305)	(68,213,423)
Total stockholders’ deficit	(2,865,323)	(1,755,980)

Total liabilities and stockholders’ deficit	$1,112,166	$1,298,397

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2023	2022

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,680,049	1,293,672
Refinery start-up costs	94,556	1,637,742
Depreciation and amortization	36,394	35,877

Total operating expenses	1,810,999	2,964,291

Loss from operations	(1,810,999)	(2,964,291)

Other income (expense):
Interest expense	(234,894)	(517,784)
Gain on derivative liabilities	-	3,010,042
Gain on extinguishment of liabilities	66,413	243,303

Total other income (expense)	(168,481)	2,735,561

Loss before income taxes	(1,979,480)	(228,730)
Provision for income taxes	-	-

Net loss	$(1,979,480)	$(228,730)
Deemed dividend	(2,543,402)	-
Net loss attributable to the common shareholders	$(4,513,882)	$(228,730)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	96,783,122	12,820,881

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2022 and 2023

	Class A Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2021	3,251,641	$3,252	1,000	$1	-	$-	$62,201,528	$9,871	$(67,984,693)	$(5,770,041)

Share issued with prefunded warrants for cash	170,000	170	-	-	-	-	2,999,830	-	-	3,000,000
Shares issued for accrued expenses	25,611	25	-	-	-	-	14,975	-	-	15,000
Shares issued for accrued expenses - related parties	78,709	79	-	-	-	-	39,921	-	-	40,000
Shares issued for debt discount	100,000	100	-	-	-	-	13,991	-	-	14,091
Shares issued for conversion of convertible notes payable	6,433,743	6,434	-	-	-	-	148,004	-	-	154,438
Shares issued for conversion of convertible notes payable - related parties	6,817,224	6,817	-	-	-	-	68,172	-	-	74,989
Shares issued with warrants for cash	-	-	-	-	1,500	2	1,499,998	-	-	1,500,000
Shares issued for the exercise of prefunded warrants	3,580,000	3,580	-	-	-	-	(3,580)	-	-	-
Shares issued for the exercise of Series A warrants	730,000	730	-	-	-	-	(657)	-	-	73
Shares issued for reverse stock split	17,754	18	-	-	-	-	(18)	-	-	-
Offering costs	-	-	-	-	-	-	(555,800)	-	-	(555,800)
Net loss	-	-	-	-	-	-	-	-	(228,730)	(228,730)

Balance, April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2022 and 2023 (Continued)

	Class A Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)

Shares issued for conversion of convertible notes payable	202,640,220	202,640	-	-	-	-	124,727	-	-	327,367
Shares issued for cash	1,373,562	1,374	-	-	-	-	39,835	-	-	41,209
Shares issued for accrued expenses - related parties	91,414	91	-	-	-	-	915	-	-	1,006
Shares and warrants issued for debt discount	100,000	100	-	-	-	-	17,271	-	-	17,371
Shares issued for the exercise of warrants	16,188,264	16,188	-	-	-	-	(16,004)	-	-	184
Preferred stock converted into common stock	528,020,153	528,020	-	-	(356)	-	(528,020)	-	-	-
Warrants issued for services	-	-	-	-	-	-	495,000	-	-	495,000
Offering costs	-	-	-	-	-	-	(12,000)	-	-	(12,000)
Deemed dividends	-	-	-	-	-	-	2,534,402	-	(2,534,402)	-
Net loss	-	-	-	-	-	-	-	-	(1,979,480)	(1,979,480)

Balance, April 30, 2023	769,618,295	$769,618	1,000	$1	1,144	$2	$69,082,490	$9,871	$(72,727,305)	$(2,865,323)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,979,480)	$(228,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	36,394	35,877
Loan fees and penalties added to convertible note principal	53,126	165,000
Warrants issued for services	495,000	-
Gain on derivative liabilities	-	(3,010,042)
Gain on extinguishment of liabilities	(66,412)	(243,303)
Amortization of debt discount	53,533	79,011
(Increase) decrease in assets:
Prepaid expenses and other current assets	23,333	(9,440)
Deposit	-	900
Increase (decrease) in liabilities:
Accounts payable	94,075	(116,277)
Accrued expenses	198,488	80,497
Accounts payable and accrued expenses - related parties	409,939	(156,064)
Net cash used in operating activities	(682,004)	(3,402,571)

Cash flows from investing activities:
Purchase of property and equipment	-	(677,905)
Net cash used in investing activities	-	(677,905)

Cash flows from financing activities:
Proceeds from notes payable	15,000	352,500
Repayments of notes payable	-	(388,048)
Proceeds from convertible notes payable	552,500	233,500
Repayments of convertible notes payable	(41,209)	(255,331)
Proceeds from sale of common stock	41,209	-
Proceeds from the sale of common stock and prefunded warrants	-	3,000,000
Proceeds from the sale of series B preferred stock and warrants	-	1,500,000
Proceeds from the exercises of series A warrants	-	73
Offering costs	(12,000)	(555,800)
Net cash provided by financing activities	555,500	3,886,894

Net decrease in cash	(126,504)	(193,582)
Cash at the beginning of the period	136,867	330,449
Cash at the end of the period	$10,363	$136,867

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows (continued)

	Years Ended April 30,
	2023	2022
Supplemental disclosure:
Interest paid	$3,310	$164,135
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$376,067	$154,438
Common stock issued in conversion of related party debt	$-	$74,989
Common stock issued for accrued expenses	$-	$15,000
Common stock issued for accrued expenses - related parties	$1,006	$40,000
Preferred stock converted into common stock	$528,020	$-
Deemed dividend	$2,534,402	$-
Cashless exercise of warrants	$14,343	$-
Exercise of warrants for an accrued liability	$184	$-
Reverse split	$-	$18
Exercise of prefunded warrants	$-	$3,580
Shares and warrants issued for debt discount	$17,371	$14,091
Note payable for convertible note payable	$190,249	$-
Related party accounts payable exchanged for related party convertible note	$20,000	$-

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2023 and 2022

NOTE 1 - BACKGROUND, ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Clean Fuels & Transport (formerly Refining & Transport, LLC)	100%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Rolling Stock Marine, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary
Clean Energy Global, LLC (formerly Hydrogen Ultra, LLC)	100%	LLC	Texas	Subsidiary

All significant inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

The Company has adopted a fiscal year end of April 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful life or legal life of the related asset as follows:

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

Derivative liabilities

In a series of subscription agreements, the Company issued warrants in prior years that contained certain anti-dilution provisions that were previously identified as derivatives.  In addition, the Company had previously identified the conversion feature of certain convertible notes payable and convertible preferred stock as derivatives.  Through April 30, 2021, the number of warrants or common shares to be issued under these agreements was indeterminate; therefore, the Company concluded that the equity environment was tainted and all additional warrants, stock options and convertible debt were included in the value of the derivative. During the year ended April 30, 2022 it was determined that the Company could increase their authorized common shares at any time, therefore the environment was no longer deemed to be tainted and all derivative liabilities were written off the books, resulting in a gain on derivative liabilities of $3,010,042.

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

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. For the year ended April 30, 2023 and 2022, $3,543 and $18,398 were recorded, respectively.

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

Basic and diluted income (loss) per share

Basic net income or loss per common share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  As of April 30, 2023 and 2022 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.  The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the year ended April 30, 2023 and 2022, the Company recorded stock-based compensation of $495,000 and $0, respectively.

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

NOTE 3 - GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $72,727,305 and a total stockholders’ deficit of $2,865,323 at April 30, 2023, and have reported negative cash flows from operations since inception.  While we have received debt and equity funding during the period and have cash on hand of $10,363 at April 30, 2023, we still have a working capital deficit of $3,943,126, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses - Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $465,703 and $76,770 as of April 30, 2023 and 2022, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2023, we incurred consulting fees and expense reimbursement to Maple Resources totaling $255,386 and we made repayments to Maple Resources of $174,695, resulting in $100,691 still owed as of April 30, 2023. During the year ended April 30, 2022, we incurred consulting fees and expense reimbursement to Maple Resources totaling $240,800 and we made repayments to Maple Resources of $245,899, resulting in $20,000 still owed as of April 30, 2022.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the year ended April 30, 2023, we recorded $60,000 for accrued consulting fees and we issued no shares for payment, therefore $80,000 was owed as of April 30, 2023.  During the year ended April 30, 2022 we made a cash payment of $110,000 and we issued 39,355 shares of our common stock to extinguish $20,000 owed under the consulting agreement, therefore $20,000 was owed as of April 30, 2022.

During the year ended April 30, 2023, Maple Resources made advances of $9,410 to assist the Company with cash flow challenges, and we made repayments of $5,500 to Maple Resources resulting in $3,910 still owed as of April 30, 2023.

Amounts included in accounts payable and accrued expenses - related parties due to Maple Resources totaled $184,776 ($45,000 payable in stock) and $40,000 ($20,000 payable in stock) as of April 30, 2023 and 2022, respectively, which was inclusive of accrued interest due under the convertible notes described below.

During the year ended April 30, 2023, Jack Hanks, our President and CEO, made advances of $2,190 to assist the Company with cash flows challenges, therefore the amount was included in accounts payable and accrued expenses - related parties as of April 30, 2023.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2023 we recorded $30,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $98,246. In addition, Mrs. Hanks made advances of $5,550 to assist with cash flow challenges and was still owed and included in accounts payable and accrued expenses - related parties as of April 30, 2023. During the year ended April 30, 2022 we made repayments of $42,003 for reimbursable expenses.  Amounts included in accounts payable and accrued expenses - related parties due to Mrs. Hanks totaled $128,246 ($30,000 payable in stock) and $17,264 ($10,000 payable in stock) as of April 30, 2023 and 2022, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the year ended April 30, 223 we incurred $106,112 for fees and expenses reimbursements to the children and paid $69,215. During the year ended April 30, 2022 we incurred $117,225 for fees and expense reimbursements to the children and paid $199,225. Amounts included in accounts payable and accrued expenses - related parties due to the children totaled $45,397 and $8,500 as of April 30, 2023 and 2022, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the year ended April 30, 2023 and 2022, we recorded $30,000 and $20,000, respectively for the amount payable in stock under the consulting agreement and in March 2022 we issued 19,677 shares of our common stock to extinguish $10,000 owed under the consulting agreement, therefore $40,000 was still owed and included in accounts payable and accrued expenses - related parties as of April 30, 2023. In addition, BNL Family Trust made advances of $1,006 to assist with cash flow challenges and we issued stock to repay the amount during the year ended April 30, 2023 (see Equity Activity - Related Parties below). Amounts included in accounts payable and accrued expenses - related parties due to BNL Family Trust totaled $40,000 (all payable in stock) and $11,006 ($10,000 payable in stock) as of April 30, 2023 and 2022, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. During the years ended April 30, 2023 and 2022, we recorded $120,000 ($24,000 payable in stock). Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $97,885 and $13,602 as of April 30, 2023 and 2022, respectively.

Convertible Notes Payable - Related Parties

Convertible notes payable - related parties consist of the following at April 30:

	2023	2022
Convertible note payable with Maple Resources Corporation, matures on February 25, 2024, with interest at 5%, convertible into common shares of the Company [1]	$20,000	$-
Less discount	-	-
Total	$20,000	$-

[1]

This convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110%  of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. During the year ended April 30, 2023 the Company recorded interest expense of $175. As of April 30, 2023 and 2022 accrued interest on the convertible note was $175 and $0, respectively.

Equity Activity - Related Parties

During the year ended April 30, 2023 the Company issued 91,414 shares of common stock to BNL Family Trust to repay advances of $1,006 (see Note 8).

During the year ended April 30, 2023 the Company granted 3,000,000 warrants each to Maple Resources, BNL Family Trust, and Nabil Katabi, therefore recognized $495,000 in stock-based compensation based on the grant date fair value (see Note 8).

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2023	2022

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	17,517
Land	721,828	721,828
Land improvements	468,615	468,615
Land easements	37,015	37,015
	1,247,877	1,258,839
Less accumulated depreciation and amortization	(170,074)	(144,642)

	$1,077,803	$1,114,197

Depreciation and amortization expense totaled $36,394 and $35,877 for the years ended April 30, 2023 and 2022, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2023	2022

Accrued payroll	$30,090	$30,090
Accrued consulting	48,000	12,000
Accrued interest and penalties	813,487	714,827
Other	94,174	94,358

	$985,751	$851,275

NOTE 7 - NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at April 30:

	2023	2022

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	-
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	250,000	-
$250,000 draw on March 26, 2021	250,000	-
$50,000 draw on April 13, 2022	50,000	-

Total	$711,953	$75,001

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

[2]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company.  The original maturity date of the note was the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note.  On December 30, 2021 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023.  The note has an interest rate of 10% per annum from the date of each drawdown. On April 1, 2023 the note went into default as the due date had passed with no extension.

Notes Payable

Notes payable consist of the following at April 30:

	2023	2022
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10%[1]
$250,000 draw on March 5, 2021	$-	$250,000
$200,000 draw on March 26, 2021	-	200,000
$50,000 draw on April 13, 2022	-	50,000
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [2]	-	136,952
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [3]	102,500	102,500
Note payable to an unrelated party with an issue date of March 3, 2022 with interest at 5% [4]	-	165,000
Note payable to an unrelated party with an issue date of April 25, 2023 with interest at 18% [5]	3,210	-

Total	$105,710	$904,452

[1]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The original maturity date of the note was the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. On December 30, 2021 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023. The note has an interest rate of 10% per annum from the date of each drawdown. On April 1, 2023 the note went into default as the due date had passed with no extension.

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

[4]

Effective March 3, 2022 the Company entered into a promissory note with Sabby Volatility Warrant Master Fund with a principal amount of $165,000 in full satisfaction of all liquidated damages pursuant to a Registration Rights Agreement dated December 22, 2021. The maturity date of the note is due the earlier of February 28, 2023 or the date MMEX receives at least $6 million of proceeds from an equity or equity-based financing. In accordance with the terms of the note, if the note was not paid in full prior to June 22, 2022, the principal amount of the note was to increase to $181,500. Accordingly, during the period ended January 31, 2023 we recognized $16,500 in interest expense to increase the principal balance and on February 28, 2023 extinguished this note by entering into a new convertible promissory note for $226,875, which extinguished $181,500 worth of principal, $8,749 worth of accrued interest, and included $53,126 of new financing fees.

[5]

Effective April 25, 2023, the Company entered into a promissory note with Poppy, LLC through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $15,000 and a maturity date of April 25, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $2,700 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 235,109,718 warrants, thus $11,991 of the $15,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2023	2022
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	158,790	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [4]	100,050	-

	333,840	75,000
Less discount	-	-

Total	$333,840	$75,000

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

[3]

Effective March 31, 2020, the Company entered into a second amendment to certain convertible notes with GS Capital Partners, LLC (“GS”) ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates to November 30, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $200,000, which was added to the principal amount owed and would incur interest at 18% per annum. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which was extended to March 31, 2023. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) During the year ended April 30, 2023 the Company made repayments of $41,210 on the note principal and on April 1, 2023 the note went into default as the due date had passed with no extension.

[4]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the year ended April 30, 2023 the Company converted $64,950 into 137,891,070 shares of common stock based on the variable conversion prices in effect on the date of the conversions. On April 13, 2023 the note went into default as the due date had passed with no extension.

Convertible Notes Payable

Current convertible notes payable consisted of the following at April 30:

	2023	2022
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [1]	$-	$200,000
Extension fee added to note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [2]	-	90,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [3]	-	165,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [4]	200,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [5]	100,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [6]	54,750	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [7]	54,250	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [8]	226,875	-
Total	635,875	455,000
Less discount	(15,200)	(22,903)

Net	$620,675	$432,097

[1]

Effective March 31, 2020, the Company entered into a second amendment to certain convertible notes with GS Capital Partners, LLC (“GS”) ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates to November 30, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $200,000, which was added to the principal amount owed and would incur interest at 18% per annum. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which was extended to March 31, 2023. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) During the year ended April 30, 2023 the Company made repayments of $41,210 on the note principal and on April 1, 2023 the note went into default as the due date had passed with no extension.

F-19

[2]

Effective September 12, 2019, the Company entered into an amendment to certain convertible notes with GS ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, and $600,000 note dated October 5, 2018) to extend the notes due dates to February 4, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $90,000, which was added to the principal amount owed and would incur interest at 18% per annum. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which was extended to March 31, 2023. GS, at its option, could convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance). During the year ended April 30, 2023 the Company issued 710,802 shares of common stock to pay the note and its related interest in full and recognized a $16,540 gain on settlement to reduce the debt to zero.

[3]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the year ended April 30, 2023 the Company converted $64,950 into 137,891,070 shares of common stock based on the variable conversion prices in effect on the date of the conversions. On April 13, 2023 the note went into default as the due date had passed with no extension.

[4]

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

[5]

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

[6]

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

[7]

Effective March 7, 2023, the Company entered into a convertible promissory note with a principal amount of $54,250 with 1800 Diagonal Lending, LLC. The Company received $50,000 after payment of $4,250 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of March 7, 2024. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion.

[8]

Effective February 28, 2023, the Company entered into a convertible promissory note with a principal amount of $226,875 with Sabby Volatility Warrant Master Fund, Ltd. This note was in exchange for a prior promissory note dated March 3, 2022 with principal due of $181,500 and accrued interest of $8,749, wherein the Company also incurred $36,626 worth of financing fees for the exchange. The note has an interest rate of 10% per annum and a maturity date of May 1, 2024. The note can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2023 and 2022, the Company had authorized 10,001,000,000 and 201,000,000 shares of capital stock, consisting of 10,000,000,000 and 200,000,000 shares of common stock and 1,000,000 and 1,000,000 shares of preferred stock, respectively.

Common Stock Issuances

During the year ended April 30, 2023, the Company issued a total of 748,413,613 shares of its common stock: 202,640,220 shares valued at $338,700 in conversion of convertible notes principal of $373,367 accrued interest payable of $34,667 and payment of fees of $2,700; 1,373,562 shares and 686,281 warrants (see Warrants below) for cash of $41,209, which was offset by $12,000 in offering costs; 91,414 shares issued for accrued expenses - related parties of $1,006 (see Note 4); 100,000 shares and 235,109,718 warrants (see Warrants below) issued for a debt discount valued at $17,371; 16,188,264 shares issued for the exercise of warrants; and 528,020,153 issued for the conversion of 356 shares of Series B preferred stock.

During the year ended April 30, 2022, the Company issued a total of 17,953,041 shares of its common stock: 170,000 shares (plus 3,580,000 prefunded warrants and 2,575,500 warrants, see Warrants below) for cash of $3,000,000; 6,433,743 shares valued at $154,438 in conversion of convertible notes principal of $149,444, accrued interest payable of $4,490 and payment of fees of $504; 6,817,224 shares valued at $74,989 in conversion of related party convertible notes principal; 17,754 shares issued pursuant to the rounding of fractional shares in connection with our reverse stock split; 3,580,000 shares issued for the exercise of prefunded warrants; 730,000 shares issued for the exercise of Series A warrants; 25,611 shares issued for accrued expenses of $15,000; 78,709 shares issued for accrued expenses - related parties of $40,000; and 100,000 shares issued for a debt discount valued at $14,091.  In conjunction with the stock and warrants issued for cash, the Company also issued 337,500 warrants to the placement agent (see Warrants below) and recognized $349,150 in out-of-pocket offering costs.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

During the year ended April 30, 2023 and 2022 no preferred shares were issued.

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

During the year ended April 30, 2023 the Company did not issue any shares of its Series B preferred stock, however, as a result of the change in the Conversion Price that occurred on June 7, 2022, the Company recognized a deemed dividend of $2,534,402 to account for the change in fair value of the Series B preferred stock.  Further, during the year ended April 30, 2023, the Company issued 528,020,153 shares of its common stock upon the conversion of 356 shares of the Series B preferred stock by the holder.

During the year ended April 30, 2022 the Company designated 1,500 shares of preferred stock as Series B and issued 1,500 shares of Series B preferred stock (plus 31,975,000 warrants, see Warrants below) for cash of $1,500,000.  In conjunction with the stock issued for cash, the Company also issued 1,350,000 warrants to the placement agent (see Warrants below) and recognized $206,650 in out-of-pocket offering costs.

Warrants

A summary of warrant activity during the years ended April 30, 2023 and 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2021	107,991	$1.00	0.91
Granted	42,923,352	$1.00
Canceled / Expired	(3,213,343)	$0.84
Exercised	(4,310,000)	$0.00

Outstanding, April 30, 2022	35,508,000	$0.06	4.64
Granted	262,371,499	$0.01
Canceled / Expired	(17,575,500)	$0.10
Exercised	(16,245,000)	$0.00

Outstanding, April 30, 2023	264,058,999	$0.01	5.03

During the year ended April 30, 2023 the Company granted 3,000,000 warrants each to two entities affiliated with the Company’s two board members and one related party consultant (see Note 4). The fair value of the warrants was $495,000 and recognized in additional paid-in capital. Additionally, effective June 7, 2022 the Company entered into an agreement to reduce the exercise price of its Series C and Series D warrants, from $0.10 to $0.05. The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place, however, as there was no change in the fair value as a result of the modification, no additional expense was recorded on the Company’s books. During the year ended April 30, 2023 the Company issued 686,281 warrants in conjunction with the sale of common stock (see Common Stock above). As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid-in capital and recording offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrants granted in association with the capital raised. The 686,281 warrants have an exercise price of $0.045 and have a one-year life. Lastly, during the year ended April 30, 2023, the Company issued 235,109,718 in conjunction with the issuance of a promissory note (see Note 7). Of the $15,000 note proceeds, $11,991 was allocated to the warrants based on relative fair values. The 235,109,718 warrants have an exercise price of $0.0000638 and have a five-year life.

Common Stock Reserved

Combined with the 769,618,295 common shares outstanding at April 30, 2023, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $21,669,158 as of April 30, 2023 that will be available to offset future taxable income. The available net operating loss carry forwards expire in various years through 2043.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2023	2022
Deferred tax asset:
Net operating loss carryforward	$4,550,523	$4,132,196
Valuation allowance	(4,550,523)	(4,132,196)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2023	2022

Change in net operating loss benefit	$418,328	$714,644
Change in valuation allowance	(418,328)	(714,644)

Total	$-	$-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the year ended April 30, 2023 we were not involved in any material legal proceedings.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Effective May 9, 2023 the Company entered into an agreement to cancel 9,000,000 of our Series E warrants and issued 50,000,000 Series F warrants each to Maple Resources Corporation a related party controlled by Jack Hanks, President, CEO and Director; BNL Family Trust, a related party to Bruce Lemons, Director; and Nabil Katabi, a consultant and related party who holds more than ten percent of our outstanding shares. The warrants were intended to incentivize each of the grantees to continue to perform services on behalf of the Company, as well as to recognize prior performance of services without cash compensation. The warrants have an exercise price of $0.000065 per share and expire ten years from the date of issuance.

              On June 1, 2023, the Company was served notice that Sabby Volatility Warrant Master Fund, Ltd, who holds a convertible note with the Company, holds the Company’s Series B Preferred Stock, and has substantial warrants to purchase shares of the Company’s common stock, had filed a lawsuit in a New York Supreme Court, alleging breach of contract, fraud, and failure to maintain and deliver shares under the convertible note.  Sabby is seeking monetary damages in an amount to be determined at trial, but not less than $226,875 plus interest and other damages under the convertible note, plus attorney’s fees and costs of the lawsuit.  The Company filed its Original Answer on July, 1, 2023 pursuant to 22 New York Rules and Regulation 202.8 B, denying each and every material allegation contained in Plaintiff’s Complaint and demanded strict proof thereof. In its Original Answer, the Company reserves the right to amend its Answer to assert additional defenses, counterclaims and third-party claims, as may be required upon the completion of reasonable discovery and investigation.

On July 14, 2023, the Company entered into an agreement with Eduardo Maldonado (“EM”) to provide funding of up to $250,000 to Pecos Clean Fuels & Transport, LLC, a wholly owned subsidiary of the Company. The funding includes an initial drawdown of 35,000 in funds, with the remainder to be funded on or before December 31, 2023.  Funds will be used to provide working capital to the Company. The promissory note is guaranteed by the Company.  In exchange, the Company will grant warrants to EM to purchase up 1,250,000,000 of the Company’s shares at an exercise price equal to $0.0002, the lowest trading price in the trailing 60 days prior to the agreement. Subsequent to April 30, 2023 the Company entered into a note for $60,000 and issued 300,000,000 warrants under the agreement.

Subsequent to April 30, 2023 the Company issued 256,708,619 shares of its common stock for conversion of $12,950 of note principal and $1,399 of accrued interest payable and payment of fees of $540; 279,120,377 shares issued for accrued liabilities of $17,808; 2,934,049,593 shares issued for accrued liabilities - related parties of $187,192; and 301,724,139 shares issued for the conversion of 35 shares of Series B preferred stock.

Subsequent to April 30, 2023, the Company entered into promissory notes with third parties for $20,000 worth of proceeds and entered into promissory notes with related parties for $25,400 worth of proceeds.  The promissory notes were entered into through the Company’s wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC, and in lieu of interest the Company is to pay each lender 18% of the principal amount, in addition to the principal payment, on the maturity date.  In addition, the notes were issued with 711,598,747 warrants that have an exercise price of $0.0000638 and expire 5 years from the date of issuance.

