Form 10-Q
period 2023-07-31
MMEX Resources Corp
filed 2023-09-11
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 11, 2023, there were 5,629,980,114 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2023

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2023 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2023	April 30, 2023
Assets	(unaudited)

Current assets:
Cash	$250	$10,363
Prepaid expenses and other current assets	3,000	24,000
Total current assets	3,250	34,363

Property and equipment, net	1,068,706	1,077,803

Total assets	$1,071,956	$1,112,166

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$754,420	$733,857
Accrued expenses	1,049,099	985,751
Accounts payable and accrued expenses – related parties	431,286	465,703
Note payable, currently in default	711,953	105,710
Note payable	124,952	711,953
Note payable – related parties	14,962	-
Convertible notes payable, currently in default, net of discount of $0 at July 31, 2023 and April 30, 2023, respectively	520,890	333,840
Convertible notes payable, net of discount of $4,234 and $15,200 at July 31, 2023 and April 30, 2023, respectively	417,141	620,675
Convertible notes payable – related parties, net of discount of $0 at July 31, 2023 and April 30, 2023, respectively	-	20,000
Total current liabilities	4,024,703	3,977,489

Long-term liabilities	-	-

Total liabilities	4,024,703	3,977,489

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 10,000,000,000 shares authorized, 4,881,359,425 and 769,618,295 shares issued and outstanding at July 31, 2023 and April 30, 2023, respectively	4,881,359	769,618
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at July 31, 2023 and April 30, 2023	1	1
1,109 and 1,144 Series B preferred shares issued and outstanding at July 31, 2023 and April 30, 2023, respectively	2	2
Additional paid-in capital	66,068,897	69,082,490
Non-controlling interest	9,871	9,871
Accumulated deficit	(73,912,877)	(72,727,305)
Total stockholders’ deficit	(2,952,747)	(2,865,323)

Total liabilities and stockholders’ deficit	$1,071,956	$1,112,166

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2023	2022

Revenues	$-	$-

Operating expenses:
General and administrative expenses	324,039	803,858
Project costs	-	4,357
Depreciation and amortization	9,097	9,097

Total operating expenses	333,136	817,312

Loss from operations	(333,136)	(817,312)

Other income (expense):
Interest expense	(99,138)	(62,888)
Gain (loss) on extinguishment of liabilities	(753,298)	16,540

Total other income (expense)	(852,436)	(46,348)

Income (loss) before income taxes	(1,185,572)	(863,660)
Provision for income taxes	-	-

Net income (loss)	(1,185,572)	(863,660)

Deemed dividend	-	2,534,402

Net income (loss) attributable to the common shareholders	$(1,185,572)	$(3,398,062)

Net income (loss) per common share – basic & diluted	$(0.00)	$(0.15)
Weighted average number of common shares outstanding – basic & diluted	4,300,335,823	22,560,365

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2022 (Unaudited)

	Common Stock		Class A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)
Shares issued for conversion of convertible notes payable and accrued interest	710,802	711	-	-	-	-	108,966	-	-	109,677
Warrants issued as stock-based compensation	-	-	-	-	-	-	495,000	-	-	495,000
Shares issued for the exercise of warrants	2,494,318	2,494	-	-	-	-	(2,310)	-	-	184
Deemed dividend	-	-	-	-	-	-	2,534,402	-	(2,534,402)	-
Net loss	-	-	-	-	-	-	-	-	(863,660)	(863,660)

Balance, July 31, 2022	24,409,802	$24,410	1,000	$1	1,500	$2	$69,562,422	$9,871	$(71,611,485)	$(2,014,779)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2023 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2023	769,618,295	$769,618	1,000	$1	1,144	$2	$69,082,490	$9,871	$(72,727,305)	$(2,865,323)
Shares issued for conversion of convertible notes payable and accrued interest	356,708,619	356,709	-	-	-	-	(327,320)	-	-	29,389
Shares issued for accrued liabilities	279,120,377	279,120	-	-	-	-	(195,384)	-	-	83,736
Shares issued for accrued liabilities – related parties	3,174,187,995	3,174,188	-	-			(2,282,055)	-	-	892,133
Consideration with debt	-	-	-	-	-	-	44,367	-	-	44,367
Consideration with debt – related parties	-	-	-	-	-	-	20,323	-	-	20,323
Shares of preferred stock converted into common stock	301,724,139	301,724	-	-	(35)	-	(301,724)	-	-	-
Stock-based compensation	-	-	-	-	-	-	28,200	-	-	28,200
Net (loss)	-	-	-	-			-	-	(1,185,572)	(1,185,572)

Balance, July 31, 2023	4,881,359,425	$4,881,359	1,000	$1	1,109	$2	$66,068,897	$9,871	$(73,912,877)	$(2,952,747)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,185,572)	$(863,660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	9,097	9,097
Amortization of debt discount	24,460	6,072
Stock-based compensation	28,200	495,000
Note recorded for loan penalties	-	16,500
(Gain) loss on extinguishment of liabilities	753,298	(16,540)
(Increase) decrease in prepaid expenses and other current assets	21,000	17,500
Increase (decrease) in liabilities:
Accounts payable	20,563	23,146
Accrued expenses	83,095	49,317
Accounts payable and accrued expenses – related party	170,346	29,960
Net cash used in operating activities	(75,513)	(233,608)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	35,000	-
Proceeds from convertible notes payable	30,400	105,000
Repayments of notes payable	-	-
Repayments of convertible notes payable	-	-
Proceeds from the sale of common stock and prefunded warrants	-	-
Proceeds from the sale of series B preferred stock and warrants	-	-
Offering costs	-	-
Net cash provided by financing activities	65,400	105,000

Net increase (decrease) in cash	(10,113)	(128,608)
Cash at the beginning of the period	10,363	136,867
Cash at the end of the period	$250	$8,259

Supplemental disclosure:
Interest paid	$9,930	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$29,389	$109,677
Exercise of warrants for an accrued liability	$-	$184
Common stock issued for accrued liability	$17,808	$-
Common stock issued for accrued liability – related parties	$204,763	$-
Warrants issued for debt discount	$44,367	$-
Warrants issued for debt discount – related parties	$20,323	$-
Preferred stock converted into common stock	$301,724	$-
Exercise of prefunded warrants	$-	$2,494
Deemed dividend	$-	$2,534,402

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended July 31, 2023 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2023 filed with the SEC on July 17, 2023.

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

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as reflected herein. The carrying amounts of cash, prepaid expense and other current assets, accounts payable, accrued expenses and notes payable reported on the accompanying consolidated balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2023 and July 31, 2022 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the three months ended July 31, 2023 and 2022, the Company recorded stock-based compensation of $28,200 and $495,000, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $431,286 and $465,703 as of July 31, 2023 and April 30, 2023, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the three months ended July 31, 2023, we incurred consulting fees and expense reimbursement to Maple Resources totaling $60,000 and we made payments to Maple Resources of $28,425 and converted $58,119 of accrued liabilities into 910,958,934 shares of common stock, which were valued at $273,288 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $215,169 was recognized.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the three months ended July 31, 2023 we recorded $15,000 for accrued consulting fees and we issued no shares for payment.

During the three months ended July 31, 2023, Maple Resources made advances to $2,570 to assist the Company with cash flow challenges, resulting in $6,480 still owed as of July 31, 2023.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $175,802 ($60,000 payable in stock) and $184,776 ($45,000 payable in stock) as of July 31, 2023 and April 30, 2023, respectively.

During the three months ended July 31, 2023 and year ended April 30, 2023, Jack Hanks, our President and CEO, made advances of $0 and $2,190 to assist the Company with cash flows challenges, therefore the amount was included in accounts payable and accrued expenses – related parties as July 31, 2023 and April 30, 2023.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the three months ended July 31, 2023 we recorded $7,500 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $4,527. During the three months ended July 31, 2023 Mrs. Hanks converted $40,614 of accrued liabilities into 636,588,339 shares of common stock, which were valued at $190,976 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $150,362 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $80,470 ($37,500 payable in stock) and $128,246 ($30,000 payable in stock) as of July 31, 2023 and April 30, 2023, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the three months ended July 31, 2023 we incurred $25,574 for fees and expense reimbursements to the children and converted $30,709 of accrued liabilities into 446,063,449 shares of common stock, which were valued at $119,712 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $89,003 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $40,262 and $45,397 as of July 31, 2023 and April 30, 2023, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. During the three months ended July 31, 2023 we recorded $7,500 for the amount payable in stock under the consulting agreement and made no payments. Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $47,500 (all payable in stock) and $40,000 (all payable in stock) as of July 31, 2023 and April 30, 2023, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. During the three months ended July 31, 2023 we recorded $61,100 ($15,000 payable in stock) and converted $75,321 of accrual liabilities into 1,180,577,273 shares of common stock, which were valued at $308,157 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $232,836 was recognized.

Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $85,062 and $97,885 as of July 31, 2023 and April 30, 2023, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	July 31, 2023	April 30, 2023
Convertible note payable with Maple Resources Corporation, matures on February 25, 2024, with interest at 5%, convertible into common shares of the Company [1]	$-	$20,000
Less discount	-	-
Total	$-	$20,000

[1]

This convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. During the three months ended July 31, 2023 the Company transferred the loan to a non-related party. As of July 31, 2023 and April 30, 2023 accrued interest on the convertible note was $0 and $175, respectively.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	July 31, 2023	April 30, 2023
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$11,800	$-
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	4,720	-
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	7,552	-
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	5,900	-
Note payable to an unrelated party with an issue date of July 3, 2023 with interest at 18% [5]	5,900	-
Total	35,872	-
Less discount	(20,910)	-
Net	$14,962	$-

[1]

Effective May 7, 2023, the Company entered into a promissory note with Lake of Silver, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $10,000 and a maturity date of May 7, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 156,739,812 warrants, thus $7,265 of the $10,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

[2]

Effective May 16, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $4,000 and a maturity date of May 16, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $720 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 62,695,925 warrants, thus $3,198 of the $4,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

[3]

Effective May 31, 2023, the Company entered into a promissory note with BNL Family Trust, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $6,400 and a maturity date of May 31, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,152 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 100,313,480 warrants, thus $5,386 of the $6,400 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

[4]

Effective June 6, 2023, the Company entered into a promissory note with Nabil Katabi, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $5,000 and a maturity date of June 6, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 78,369,906 warrants, thus $4,474 of the $5,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

[5]

Effective July 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with $5,000 consulting fee under a subscription agreement.

Equity Activity – Related Parties

During the three months ended July 31, 2023, Maple Resources, Nabil Katabi and BNL Family Trust terminated 3,000,000 warrants each and the Company issued with 50,000,000 warrants to each entity as a replacement award. The Company accounted for this transaction as a cancellation of the previous award and issuance of a new award and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value. In addition, and as specified above, the Company converted $204,763 of accrued liabilities into 3,174,187,995 shares of common stock valued at $892,133 and issued 398,119,123 warrants in consideration of debt; therefore, a $687,370 loss on extinguishment of debt was recognized and $20,323 of note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2023	April 30, 2023

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Refinery land	721,828	721,828
Refinery land improvements	468,426	468,615
Refinery land easements	37,015	37,015
	1,247,688	1,247,877
Less accumulated depreciation and amortization	(178,982)	(170,074)

	$1,068,706	$1,077,803

Depreciation and amortization expense totaled $9,097 and $9,097 for the three months ended July 31, 2023 and 2022, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2023	April 30, 2023

Accrued payroll	$30,090	$30,090
Accrued consulting	48,000	48,000
Accrued interest and penalties	876,835	813,487
Other	94,174	94,174

	$1,049,099	$985,751

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	July 31, 2023	April 30, 2023

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	250,000	250,000
$250,000 draw on March 26, 2021	250,000	250,000
$50,000 draw on April 13, 2022	50,000	50,000

	$711,953	$711,953

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

Notes Payable

Notes payable consist of the following at:

	July 31, 2023	April 30, 2023
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	102,500	102,500
Note payable to an unrelated party with an issue date of April 25, 2023 with interest at 18% [2]	17,700	17,700
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [3]	23,600	0-
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [4]	41,300	-
Total	185,100	120,200
Less Discount	(60,148)	(14,490)
Net	$124,952	$105,710

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum.

[2]

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

[3]

Effective June 2, 2023, the Maple Resources Corporation, the Company’s wholly owned subsidiary entered into an exchange agreement with Seeta Zieger Trust and a subscription agreement through the Company’s wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. Seeta Zieger Trust acquired, through the exchange agreement, the rights to the “Maple Note” (a convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company). The note has a principal amount of $20,000 and a maturity date of June 2, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $3,600 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 313,479,624 warrants, thus $15,988 of the $20,000 in the note converted were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

[4]

Effective July 14, 2023, the Company entered into a promissory note with Eduardo Alberto Maldonado through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $60,000 and a maturity date of July 14, 2024. The Company received $35,000 cash with the remainder to be funded on or before December 31, 2023. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $6,300 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 300,000,000 warrants, thus $28,379 of the $35,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2023	April 30, 2023
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	158,790	158,790
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [4]	87,100	100,050
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [5]	200,000	-

Total	520,890	333,840
Less discount	-	-

Net	$520,890	$333,840

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

18

[4]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the three months ended July 31, 2023 the Company converted $12,950 into 256,708,619 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded. On April 13, 2023 the note went into default as the due date had passed with no extension.

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

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	July 31, 2023	April 30, 2023
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [1]	$-	$200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [2]	100,000	100,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [3]	40,250	54,750
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	54,250	54,250
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	226,875	226,875
Total	421,375	635,875
Less discount	(4,234)	(15,200)

Net	$417,141	$620,675

[1]

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

[2]

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

19

[3]

Effective January 22, 2023, the Company entered into a convertible promissory note with a principal amount of $54,750 with 1800 Diagonal Lending, LLC. The Company received $50,000 after payment of $4,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of January 18, 2024. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. During the three months ended July 31, 2023 the Company converted $14,500 into 100,000,000 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded.

[4]

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of July 31, 2023, the Company has authorized 10,001,000,000 shares of capital stock, consisting of 10,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the three months ended July 31, 2023, the Company issued a total of 4,111,741,130 shares of its common stock: 301,724,139 shares converted from Series B preferred stock; 356,708,619 shares valued at $29,389 in conversion of convertible notes principal of $27,450, accrued interest payable of $1,399 and conversion fees of $540; 279,120,377 for accrued liabilities of $17,808 which were valued at $83,736 based on the closing market price of the Company’s stock on the day of conversions and therefore a loss of $65,928 was recognized; and 3,174,187,995 shares for accrued liabilities – related parties of $204,763 which were valued at $892,133 based on the closing market price of the Company’s stock on the day of conversion and therefore a loss of $687,370 was recognized (see Note 4).

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

During the three months ended July 31, 2023 and 2022 the Company did not issue any shares of its Series A preferred stock.

Series B Preferred Stock

The Series B preferred stock has a stated value equal to $1,000, has no redemption or voting rights, and are entitled to receive dividends on preferred stock equal, on an as-of-converted-to-common-stock basis, to and in the same form as the dividends paid on shares of the common stock. The Series B preferred stock is convertible, at the option of the holder, into the number of shares of common stock determined by dividing the stated value of such share of Preferred Stock by the initial fixed Conversion Price of $0.10, which was adjusted to a fixed conversion price of $0.05 per share effective June 7, 2022. The conversion price is to be further adjusted to any lower price that the Company sells, or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues, any shares of the Company’s common stock. As of July 31, 2023, the conversion price was reset to $0.000116 per share.

During the three months ended July 31, 2023 and 2022 the Company did not issue any shares of its Series B preferred stock. During the three months ended July 31, 2023, 35 shares of Series B preferred stock were converted into 301,724,139 shares of common stock in accordance with the terms set forth in the certificate of designation, therefore no gain or loss was recorded.

Warrants

A summary of warrant activity during the three months ended July 31, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2023	264,058,999	$0.01	5.03
Granted	1,161,598,747	$0.0001
Cancelled / Expired	(9,000,000)	$0.20

Outstanding, July 31, 2023	1,416,657,746	$0.00044	5.34

During the three months ended July 31, 2023 the Company terminated 3,000,000 warrants each to three entities affiliated with the Company’s two board members and shareholder (consultant) of more than ten percent (see Note 4). The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place (50,000,000 warrants each or 150,000,000 total), and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value.

During the three months ended July 31, 2023 the Company issued warrants with debt arrangements that were recorded as debt discounts: 398,119,123 warrants to related parties valued at $20,323 (see Note 4) and 613,479,624 warrants to third parties valued at $44,367 (see Note 7).

Common Stock Reserved

Combined with the 4,881,359,425 common shares outstanding as of July 31, 2023, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. During the three months ended July 31, 2023 we were not involved in any material legal proceedings.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Subsequent to July 31, 2023, the Company amended its Articles of Incorporation to amend the authorized shares to twenty-five billion one million (25,001,000,000) shares, which will consist of twenty-five billion (25,000,000,000) shares of common stock, par value $0.001 per share and one million (1,000,000) shares of preferred stock, par value $0.001 per share.

On August 1, 2023 the Company approved the conversion of $27,840 from a convertible note payable into 240,000,000 shares of common stock.

On August 2, 2023 the Company approved the conversion of $14,000 from a convertible note payable into 241,379,310 shares of common stock.

On August 24, 2023 the Company entered into a convertible note payable with a principal amount of $55,000 with a non-related party.

On September 11, 2023 the Company approved the conversion of $15,500 from a convertible note payable into 267,241,379 shares of common stock.

              Subsequent to July 31, 2023, the Company has received conversion notices to convert $10,700 into 214,813,965 shares of common stock and $8,300 into 83 Series B preferred stock. As of the date of this filing the shares have not yet been issued.

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

General and Administrative Expenses

Our general and administrative expenses decreased to $333,136 for the three months ended July 31, 2023 from $817,312 for the three months ended July 31, 2022. The decrease is a result of the Company issuing 3,000,000 shares each to two entities affiliated with the Company’s two board members and a consultant and recognizing $495,000 as stock-based compensation during the three months ended July 31, 2022, versus $28,200 recognized for stock-based compensation during the three months ended July 31, 2023.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. Our project costs have decreased to $0 for the three months ended July 31, 2023 from $4,357 for the three months ended July 31, 2022. The decrease is a result of not having funding available to invest in our projects during the periods presented.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $9,097 and $9,097 for the three months ended July 31, 2023 and 2022, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $99,138 and $62,889 for the three months ended July 31, 2023 and 2022, respectively. The increase in interest expense is due to higher levels of new non-related party notes payable and related party notes payable in the current period as a result of borrowing funds to assist with cash flows. Additionally, the higher levels of debt also resulted in more amortization of debt discount to interest expense incurred in the period.

We reported a net gain (loss) on extinguishment of liabilities of $(753,298) and $16,540 for the three months ended July 31, 2023 and 2022, respectively. The gain in the prior period was due to a lender converting a note payable and forgiving certain amounts of accrued interest, while the loss in the current period was due to accrued liabilities being converted into common shares that were valued in excess of the liabilities being extinguished.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(1,185,572) and $(863,660) for the three months ended July 31, 2023 and 2022, respectively.

Deemed Dividend

Effective June 7, 2022 we reduced the conversion price of our Series B preferred stock from $0.10 to $0.05. This resulted in the recognition of a deemed dividend of $2,534,402 during the three months ended July 31, 2022 in order to account for the change in fair value of the Series B preferred stock.

Net Income (Loss) Attributable to Common Shareholders

As a result of the deemed dividend, our net loss attributed to common shareholders was $(3,398,062) for the three months ended July 31, 2022. We had no similar activity during the three months ended July 31, 2023, therefore net income attributed to the Company was the same as net loss of $1,185,572.

Liquidity and Capital Resources

Working Capital

As of July 31, 2023, we had current assets of $3,250, comprised of cash and prepaid expenses, and current liabilities of $4,024,703, resulting in a working capital deficit of $4,021,453.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2023 and 2022 were as follows:

	2023	2022

Cash, beginning of period	$10,363	$136,867
Net cash used in operating activities	(75,513)	(233,608)
Net cash used in investing activities	-	-
Net cash provided by financing activities	65,400	105,000

Cash, end of period	$250	$8,259

We used net cash of $75,513 in operating activities for the three months ended July 31, 2023 as a result of our net loss of $1,185,572, offset by non-cash net expense totaling $815,055, a decrease in prepaid expenses of $21,000, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $274,004.

We used net cash of $233,608 in operating activities for the three months ended July 31, 2022 as a result of our net loss of $863,660, offset by non-cash net expense totaling $510,129, a decrease in prepaid expenses of $17,500, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $102,423.

Net cash used in investing activities for the three months ended July 31, 2023 and 2023 was $0.

Net cash provided by financing activities for the three months ended July 31, 2023 was $65,400, comprised of proceeds from notes payable of $35,000 and proceeds from convertible notes payable of $30,400.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2023 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended July 31, 2023.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of July 31, 2023, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2023 the Company issued 240,138,402 shares of its common stock for in exchange for the conversion of $15,321 in accrued related party liabilities.

On July 24, 2023 the Company issued 50,000,000 shares of common stock in exchange for the conversion of $8,700 of principal associated with convertible debt.

On July 26, 2023 the Company issued 50,000,000 shares of common stock in exchange for the conversion of $5,800 of principal associated with convertible debt.

On August 1, 2023 the Company issued 240,000,000 shares of common stock in exchange for the conversion of $27,840 of principal associated with convertible debt.

On August 2, 2023 the Company issued 241,379,310 shares of common stock in exchange for the conversion of $12,410 of principal and $1,590 of accrued interest associated with convertible debt, while recognizing a gain on disposal of $1,148 for interest waived.

On September 11, 2023 the Company issued 267,241,379 shares of common stock in exchange for the conversion of $15,500 of principal associated with convertible debt.

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

MMEX Resources Corporation

Dated: September 11, 2023	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

