Form 10-Q
period 2024-01-31
MMEX Resources Corp
filed 2024-03-15
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 15, 2024, there were 9,442,800,957 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2024

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2024	April 30, 2023
Assets	(unaudited)

Current assets:
Cash	$-	$10,363
Prepaid expenses and other current assets	3,000	24,000
Total current assets	3,000	34,363

Property and equipment, net	1,050,507	1,077,803

Total assets	$1,053,507	$1,112,166

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank overdraft	$10	$-
Accounts payable	828,518	733,857
Accrued expenses	966,742	985,751
Accounts payable and accrued expenses – related parties	860,497	465,703
Notes payable, currently in default	211,953	711,953
Notes payable	1,013,570	105,710
Notes payable – related parties	35,236	-
Convertible notes payable, currently in default, net of discount of $0 at January 31, 2024 and April 30, 2023, respectively	175,000	333,840
Convertible notes payable, net of discount of $3,384 and $15,200 at January 31, 2024 and April 30, 2023, respectively	455,571	620,675
Convertible notes payable – related parties, net of discount of $0 at January 31, 2024 and April 30, 2023, respectively	50,000	20,000
Total current liabilities	4,597,097	3,977,489

Long-term liabilities	-	-

Total liabilities	4,597,097	3,977,489

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 25,000,000,000 shares authorized, 8,874,007,854 and 769,618,295 shares issued and outstanding at January 31, 2024 and April 30, 2023, respectively	8,874,007	769,618
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at January 31, 2024 and April 30, 2023	1	1
1,063 and 1,144 Series B preferred shares issued and outstanding at January 31, 2024 and April 30, 2023, respectively	2	2
Additional paid-in capital	62,338,635	69,082,490
Non-controlling interest	9,871	9,871
Accumulated deficit	(74,766,106)	(72,727,305)
Total stockholders’ deficit	(3,543,590)	(2,865,323)

Total liabilities and stockholders’ deficit	$1,053,507	$1,112,166

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	313,937	211,084	950,150	1,379,285
Project costs	5,890	20,520	11,372	96,560
Depreciation and amortization	9,099	9,099	27,296	27,296

Total operating expenses	328,926	240,703	988,818	1,503,141

Loss from operations	(328,926)	(240,703)	(988,818)	(1,503,141)

Other income (expense):
Interest expense	(89,742)	(67,177)	(297,833)	(193,190)

Gain (loss) on extinguishment of liabilities	-	-	(752,150)	16,540

Total other income (expense)	(89,742)	(67,177)	(1,049,983)	(176,650)

Income (loss) before income taxes	(418,668)	(307,880)	(2,038,801)	(1,679,791)
Provision for income taxes	-	-	-	-

Net income (loss)	(418,668)	(307,880)	(2,038,801)	(1,679,791)

Deemed dividend	-	-	-	2,534,402

Net income (loss) attributable to the common shareholders	$(418,668)	$(307,880)	$(2,038,801)	$(4,214,193)

Net income (loss) per common share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.15)
Weighted average number of common shares outstanding – basic and diluted	8,263,536,025	34,392,998	6,507,122,563	27,819,443

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Nine Months Ended January 31, 2023 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)
Shares issued for conversion of convertible notes payable and accrued interest	710,802	711	-	-	-	-	108,966	-	-	109,677
Warrants issued as stock-based compensation	-	-	-	-	-	-	495,000	-	-	495,000
Shares issued for the exercise of warrants	2,494,318	2,494	-	-	-	-	(2,310)	-	-	184
Deemed dividend	-	-	-	-	-	-	2,534,402	-	(2,534,402)	-
Net income	-	-	-	-	-	-	-	-	(863,660)	(863,660)
Balance, July 31, 2022	24,409,802	24,410	1,000	1	1,500	2	69,562,422	9,871	(71,611,485)	(2,014,779)
Shares issued for the exercise of warrants	3,965,345	3,965	-	-	-	-	(3,965)	-	-	-
Shares issued for accrued liability – related party	91,414	91	-	-	-	-	915	-	-	1,006
Shares issued for debt discount	100,000	100	-	-	-	-	5,280	-	-	5,380
Net (loss)	-	-	-	-	-	-	-	-	(508,251)	(508,251)
Balance, October 31, 2022	28,566,561	28,566	1,000	1	1,500	2	69,564,652	9,871	(72,119,736)	(2,516,644)
Shares issued for conversion of convertible notes payable and accrued interest	7,021,914	7,022	-	-	-	-	66,278	-	-	73,300
Shares issued for the exercise of warrants	9,728,601	9,729	-	-	-	-	(9,729)	-	-	-
Preferred stock converted into common stock	2,200,000	2,200	-	-	(19)	(1)	(2,199)	-	-	-
Shares issued for cash	1,373,562	1,374	-	-	-	-	39,835	-	-	41,209
Offering costs	-	-	-	-	-	-	(12,000)	-	-	(12,000)
Net (loss)	-	-	-	-	-	-	-	-	(307,880)	(307,880)
Balance, January 31, 2023	48,890,638	$48,891	1,000	$1	1,481	$1	$69,646,837	$9,871	$(72,427,616)	$(2,722,015)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Nine Months Ended January 31, 2024 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2023	769,618,295	$769,618	1,000	$1	1,144	$2	$69,082,490	$9,871	$(72,727,305)	$(2,865,323)
Shares issued for conversion of convertible notes payable and accrued interest	356,708,619	356,709	-	-	-	-	(327,320)	-	-	29,389
Shares issued for accrued liabilities	279,120,377	279,120	-	-	-	-	(195,384)	-	-	83,736
Shares issued for accrued liabilities – related parties	3,174,187,995	3,174,188	-	-	-	-	(2,282,055)	-	-	892,133
Consideration with debt	-	-	-	-	-	-	44,367	-	-	44,367
Consideration with debt – related parties	-	-	-	-	-	-	20,323	-	-	20,323
Shares of preferred stock converted into common stock	301,724,139	301,724	-	-	(35)	-	(301,724)	-	-	-
Stock-based compensation	-	-	-	-	-	-	28,200	-	-	28,200
Net (loss)	-	-	-	-	-	-	-	-	(1,185,572)	(1,185,572)
Balance, July 31, 2023	4,881,359,425	4,881,359	1,000	1	1,109	2	66,068,897	9,871	(73,912,877)	(2,952,747)
Shares issued for conversion of convertible notes payable and accrued interest	2,400,554,308	2,400,554	-	-	-	-	(2,225,942)	-	-	174,612
Consideration with debt	-	-	-	-	-	-	42,043	-	-	42,043
Shares of preferred stock converted into common stock	350,909,091	350,909	-	-	(19)	-	(350,909)	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	(434,561)	(434,561)
Balance, October 31, 2023	7,632,822,824	7,632,822	1,000	1	1,090	2	63,534,089	9,871	(74,347,438)	(3,170,653)
Shares issued for conversion of convertible notes payable and accrued interest	788,457,758	788,458	-	-	-	-	(742,727)	-	-	45,731
Shares of preferred stock converted into common stock	452,727,272	452,727	-	-	(27)	-	(452,727)	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	(418,668)	(418,668)
Balance, January 31, 2024	8,874,007,854	$8,874,007	1,000	$1	1,063	$2	$62,338,635	$9,871	$(74,766,106)	$(3,543,590)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,038,801)	$(1,679,791)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	27,296	27,296
Amortization of debt discount	100,372	37,212
Warrants issued as stock-based compensation	28,200	495,000
Note recorded for loan penalties and financing costs	25,000	16,500
(Gain) loss on extinguishment of liabilities	752,150	(16,540)
(Increase) decrease in prepaid expenses and other current assets	21,000	22,500
Increase (decrease) in liabilities:
Accounts payable	94,661	115,394
Accrued expenses	17,709	166,479
Accounts payable and accrued expenses – related party	599,557	196,101
Net cash used in operating activities	(372,856)	(619,849)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Overdraft advance	10	-
Proceeds from notes payable	395,000	-
Proceeds from convertible notes payable	50,000	502,500
Repayments of notes payable	(11,127)	-
Repayments of convertible notes payable	(158,790)	(41,209)
Proceeds from convertible notes payable – related parties	50,000	-
Proceeds from notes payable – related parties	37,400	-
Proceeds from the sale of common stock and prefunded warrants	-	41,209
Offering costs	-	(12,000)
Net cash provided by financing activities	362,493	490,500

Net increase (decrease) in cash	(10,363)	(129,349)
Cash at the beginning of the period	10,363	136,867
Cash at the end of the period	$-	$7,518

Supplemental disclosure:
Interest paid	$144,904	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$249,732	$189,977
Common stock issued for accrued liability	$17,808	$-
Exercise of warrants for an accrued liability	$-	$184
Related party convertible note for note payable	$20,000	$-
Cashless exercise of warrants	$-	$14,343
Deemed dividend	$-	$2,534,402
Common stock issued for accrued liability – related party	$204,763	$1,006
Shares issued for debt discount	$-	$5,380
Warrants issued for debt discount – related party	$20,323	$-
Warrants issued for debt discount – related party	$86,410	$-
Note payable classified to note payable, currently in default	$-	$136,952
Preferred stock converted into common stock	$1,105,361	$2,200

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2024

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

Basic and Diluted Income (Loss) per Share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the nine months ended January 31, 2024 and January 31, 2023 all potentially dilutive securities had an anti-dilutive effect and basic net loss per common share is the same as diluted net loss per share.

Stock-based Compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.  The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the nine months ended January 31, 2024 and 2023, the Company recorded stock-based compensation of $28,200 and $495,000, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

 Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $860,497 and $465,703 as of January 31, 2024 and April 30, 2023, respectively.

Effective April 30, 2023, the Company amended the July 1, 2019 and March 1, 2021 consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for a monthly payment of consulting fees of $20,000 and expense reimbursement related to business development, financing, other corporate activities, medical, automobile, and travel expenses. During the nine months ended January 31, 2024, we incurred consulting fees and expense reimbursement to Maple Resources totaling $197,647 and we made payments to Maple Resources of $75,795 and converted $58,119 of accrued liabilities into 910,958,934 shares of common stock, which were valued at $273,288 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $215,169 was recognized.

 In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the nine months ended January 31, 2024 we recorded $45,000 for accrued consulting fees and we issued no shares for payment.

During the nine months ended January 31, 2024, Maple Resources made advances of $5,815 to assist the Company with cash flow challenges, resulting in $9,725 still owed as of January 31, 2024.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $299,902 ($125,000 payable in stock) and $184,776 ($45,000 payable in stock) as of January 31, 2024 and April 30, 2023, respectively.

During the nine months ended January 31, 2024 and year ended April 30, 2023, Jack Hanks, our President and CEO, made advances of $478 and $2,190 to assist the Company with cash flows challenges, therefore the amount was included in accounts payable and accrued expenses – related parties as January 31, 2024 and April 30, 2023, resulting in $2,668 still owed as of January 31, 2024.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the nine months ended January 31, 2024 we recorded $22,500 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $58,952.  During the nine months ended January 31, 2024 we made repayments of $21,000 to Mrs. Hanks for reimbursable expenses. During the nine months ended January 31, 2024 Mrs. Hanks converted $40,614 of accrued liabilities into 636,588,339 shares of common stock, which were valued at $190,976 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $150,362 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $128,894 ($62,500 payable in stock) and $128,246 ($30,000 payable in stock) as of January 31, 2024 and April 30, 2023, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the nine months ended January 31, 2024 we incurred $75,196 for fees and expense reimbursements to the children, we made repayments of $3,000 and converted $30,709 of accrued liabilities into 446,063,449 shares of common stock, which were valued at $119,712 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $89,003 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $86,884 and $45,397 as of January 31, 2024 and April 30, 2023, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the nine months ended January 31, 2024 we recorded $22,500 for the amount payable in stock under the consulting agreement and made no payments. Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $62,500 (all payable in stock) and $40,000 (all payable in stock) as of January 31, 2024 and April 30, 2023, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. During the nine months ended January 31, 2024 we recorded $257,000 ($77,000 payable in stock), we made repayments of $18,694 and converted $75,321 of accrual liabilities into 1,180,577,273 shares of common stock, which were valued at $308,157 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $232,836 was recognized.

During the nine months ended January 31, 2024, Nabil Katabi made advances of $16,220 to assist the Company with cash flow challenges, resulting in $16,220 still owed as of January 31, 2024.

Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $279,648 and $97,885 as of January 31, 2024 and April 30, 2023, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	January 31, 2024	April 30, 2023
Convertible note payable with Maple Resources Corporation, matures on February 25, 2024, with interest at 5%, convertible into common shares of the Company [1]	$-	$20,000
Convertible note payable with Maple Resources Corporation, matures on October 13, 2024, with interest at 5%, convertible into common shares of the Company [2]	50,000	-
Less discount	-	-
Total	$50,000	$20,000

[1]

This convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. During the three months ended July 31, 2023 the Company transferred the loan to a non-related party. As of January 31, 2024 and April 30, 2023 accrued interest on the convertible note was $0 and $175, respectively.

[2]

This convertible note was entered into on October 13, 2023 in exchange for cash of $50,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. As of January 31, 2024 and April 30, 2023 accrued interest on the convertible note was $753 and $0, respectively.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	January 31, 2024	April 30, 2023
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$11,800	$-
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	4,720	-
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	7,552	-
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	5,900	-
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	5,900	-
Note payable to a related party with an issue date of November 3, 2023 with interest at 18% [6]	8,260
Total	44,132	-
Less discount	(8,896)	-
Net	$35,236	$-

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

[6]

Effective November 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of November 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

Equity Activity – Related Parties

During the nine months ended January 31, 2024, Maple Resources, Nabil Katabi and BNL Family Trust terminated 3,000,000 warrants each and the Company issued with 50,000,000 warrants to each entity as a replacement award. The Company accounted for this transaction as a cancellation of the previous award and issuance of a new award and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value. In addition, and as specified above, the Company converted $204,763 of accrued liabilities into 3,174,187,995 shares of common stock valued at $892,133 and issued 398,119,123 warrants in consideration of debt; therefore, a $687,370 loss on extinguishment of debt was recognized and $20,323 of note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2024	April 30, 2023

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Refinery land	721,828	721,828
Refinery land improvements	468,615	468,615
Refinery land easements	37,015	37,015
	1,247,877	1,247,877
Less accumulated depreciation and amortization	(197,370)	(170,074)

	$1,050,507	$1,077,803

Depreciation and amortization expense totaled $27,296 for the nine months ended January 31, 2024 and 2023, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2024	April 30, 2023

Accrued payroll	$30,090	$30,090
Accrued consulting	22,000	48,000
Accrued interest and penalties	820,478	813,487
Other	94,174	94,174

	$966,742	$985,751

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	January 31, 2024	April 30, 2023

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	-	250,000
$200,000 draw on March 26, 2021	-	200,000
$50,000 draw on April 13, 2022	-	50,000

Total	$211,953	$711,953

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

[2]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The original maturity date of the note was the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. On December 30, 2021 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023. The note has an interest rate of 10% per annum from the date of each drawdown. On April 1, 2023 the note went into default as the due date had passed with no extension. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024, therefore is no longer in default in 2024.

Notes Payable

Notes payable consist of the following at:

	January 31, 2024	April 30, 2023
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$91,373	$102,500
Note payable to an unrelated party with an issue date of April 25, 2023 with interest at 18% [2]	17,700	17,700
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [3]	23,600	-
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [4]	66,300	-
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [5]	38,350	-
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [6]	38,350	-
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [7]
$250,000 draw on March 5, 2021	250,000	-
$200,000 draw on March 26, 2021	200,000	-
$50,000 draw on April 13, 2022	50,000	-
$295,000 draw on December 18, 2023	295,000
Total	1,070,673	120,200
Less Discount	(57,103)	(14,490)
Net	$1,013,570	$105,710

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum.

18

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

[7]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The original maturity date of the note was the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. On December 30, 2021 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. The note has an interest rate of 10% per annum from the date of each drawdown. During the nine months ended January 31, 2024, $295,000 was drawn down against the note.

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2024	April 30, 2023
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	25,000	25,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	-	158,790
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [4]	-	100,050
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [5]	100,000	-

Total	175,000	333,840
Less discount	-	-

Net	$175,000	$333,840

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

[3]

Effective March 31, 2020, the Company entered into a second amendment to certain convertible notes with GS Capital Partners, LLC (“GS”) ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates to November 30, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $200,000, which was added to the principal amount owed and would incur interest at 18% per annum. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which was extended to March 31, 2023. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) During the year ended April 30, 2023 and the nine months ended January 31, 2024, the Company made repayments of $41,210 and $19,590 on the note principal, respectively and on April 1, 2023 the note went into default as the due date had passed with no extension. On October 30, 2023, the note was amended to extend the due date to December 31, 2024 and was reclassed out of default, see convertible notes payable [7].

[4]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the nine months ended January 31, 2024 the Company converted $41,250 into 823,771,549 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded. On April 13, 2023 the note went into default as the due date had passed with no extension.

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

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	January 31, 2024	April 30, 2023
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [1]	$-	$200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [2]	-	100,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [3]	-	54,750
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	-	54,250
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	183,955	226,875
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [6]	55,000	-
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [7]	-	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [8]	20,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [9]	200,000	-
Total	458,955	635,875
Less discount	(3,384)	(15,200)

Net	$455,571	$620,675

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

21

[3]

Effective January 22, 2023, the Company entered into a convertible promissory note with a principal amount of $54,750 with 1800 Diagonal Lending, LLC. The Company received $50,000 after payment of $4,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of January 18, 2024. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. During the nine months ended January 31, 2024 the Company converted $54,750 into 581,379,310 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded.

[4]

Effective March 7, 2023, the Company entered into a convertible promissory note with a principal amount of $54,250 with 1800 Diagonal Lending, LLC. The Company received $50,000 after payment of $4,250 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of March 7, 2024. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. During the nine months ended January 31, 2024 the Company converted $54,250 into 982,112,068 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded.

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

[7]

Effective March 31, 2020, the Company entered into a second amendment to certain convertible notes with GS Capital Partners, LLC (“GS”) ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates to November 30, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $200,000, which was added to the principal amount owed and would incur interest at 18% per annum. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which was extended to December 31, 2024. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) During the year ended April 30, 2023 and the nine months ended January 31, 2024, the Company made repayments of $80,050 and $158,790 on the note principal, respectively. As of April 30, 2023 and January 31, 2024, the note had an outstanding balance of $158,790 and $0, respectively.

[8]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the nine months ended January 31, 2024 the Company converted $41,250 into 823,771,549 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of January 31, 2024, the Company has authorized 25,001,000,000 shares of capital stock, consisting of 25,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the nine months ended January 31, 2024, the Company issued a total of 8,104,389,559 shares of its common stock: 1,105,360,502 shares converted from Series B preferred stock; 3,545,720,685 shares valued at $249,732 in conversion of convertible notes principal of $231,970, accrued interest payable of $16,142, gain on settlement of $1,148 and conversion fees of $1,620; 279,120,377 shares for accrued liabilities of $17,808 which were valued at $83,736 based on the closing market price of the Company’s stock on the day of conversions and therefore a loss of $65,928 was recognized; and 3,174,187,995 shares for accrued liabilities – related parties of $204,763 which were valued at $892,133 based on the closing market price of the Company’s stock on the day of conversion and therefore a loss of $687,370 was recognized (see Note 4).

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

During the nine months ended January 31, 2024 and 2023 the Company did not issue any shares of its Series A preferred stock.

Series B Preferred Stock

The Series B preferred stock has a stated value equal to $1,000, has no redemption or voting rights, and are entitled to receive dividends on preferred stock equal, on an as-of-converted-to-common-stock basis, to and in the same form as the dividends paid on shares of the common stock. The Series B preferred stock is convertible, at the option of the holder, into the number of shares of common stock determined by dividing the stated value of such share of Preferred Stock by the initial fixed Conversion Price of $0.10, which was adjusted to a fixed conversion price of $0.05 per share effective June 7, 2022. The conversion price is to be further adjusted to any lower price that the Company sells, or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues, any shares of the Company’s common stock. As of January 31, 2024, the conversion price was reset to $0.000058 per share.

During the nine months ended January 31, 2024 and 2023 the Company did not issue any shares of its Series B preferred stock. During the nine months ended January 31, 2024, 82 shares of Series B preferred stock were converted into 1,105,360,502 shares of common stock in accordance with the terms set forth in the certificate of designation, therefore no gain or loss was recorded.

Warrants

A summary of warrant activity during the nine months ended January 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2023	264,058,999	$0.01	5.03
Granted	2,111,598,747	$0.00014
Cancelled / Expired	(9,000,000)	$0.20

Outstanding, January 31, 2024	2,366,657,746	$0.000271	4.74

During the nine months ended January 31, 2024 the Company terminated 3,000,000 warrants each to three entities affiliated with the Company’s two board members and shareholder (consultant) of more than ten percent (see Note 4). The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place (50,000,000 warrants each or 150,000,000 total), and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value.

During the nine months ended January 31, 2024 the Company issued warrants with debt arrangements that were recorded as debt discounts: 398,119,123 warrants to related parties valued at $20,323 (see Note 4) and 1,563,479,624 warrants to third parties valued at $98,403 (see Note 7).

Common Stock Reserved

Combined with the 8,874,007,854 common shares outstanding as of January 31, 2024, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

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

On February 7, 2024 the Company entered into a promissory note with a principal amount of $6,100 with a related party.

On February 12, 2024 the Company entered into a promissory note with a principal amount of $1,700 with a related party.

On February 22, 2024, the Company approved the issuance of 568,793,103 shares of common stock in exchange for the conversion of 32.99 shares of Series B Preferred stock.

On February 28, 2024, the Company entered into a 10% convertible note with a principal amount of $65,000. The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. The lender, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance.

On March 1, 2024, the Company entered a consulting agreement with a third-party on a month-to-month basis for consulting services at a rate of $5,000 per month.

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

General and Administrative Expenses

Our general and administrative expenses increased to $313,937 for the three months ended January 31, 2024 from $211,084 for the three months ended January 31, 2023, resulting from an increase in legal fees, consulting fees, and travel fees incurred in our increased pursuit of financing in the current period. Our general and administrative expenses decreased to $950,150 for the nine months ended January 31, 2024 from $1,379,285 for the nine months ended January 31, 2023.  The decrease was a result of no due diligence fees in the current period as compared to the prior period, as well as the Company issuing 3,000,000 shares each to two entities affiliated with the Company’s two board members and a consultant and recognizing $495,000 as stock-based compensation during the nine months ended January 31, 2023, versus $28,200 recognized during the nine months ended January 31, 2024.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. Our project costs have decreased to $5,890 for the three months ended January 31, 2024 from $20,520 for the three months ended January 31, 2023 and decreased to $11,372 for the nine months ended January 31, 2024 from $96,560 for the nine months ended January 31, 2023. The decrease is a result of not having funding available to invest in our projects during the periods presented.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled $9,099 for the three months ended January 31, 2024 and 2023, respectively, and totaled $27,296 for the nine months ended January 31, 2024 and 2023, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt.  Interest expense totaled $89,742 and $67,177 for the three months ended January 31, 2024 and 2023, respectively and totaled $297,833 and $193,190 for the nine months ended January 31, 2024 and 2023, respectively.  The increase in interest expense is due to higher levels of new non-related party notes payable and related party notes payable in the current period as a result of borrowing funds to assist with cash flows. Additionally, the higher levels of debt also resulted in more amortization of debt discount to interest expense incurred in the period.

We did not report a net gain (loss) on extinguishment of liabilities for the three months ended January 31, 2024 and 2023, respectively, and $(752,150) and $16,540 for the nine months ended January 31, 2024 and 2023, respectively.  The gain in the prior period was due to a lender converting a note payable and forgiving certain amounts of accrued interest, while the loss in the current period was due to accrued liabilities being converted into common shares that were valued in excess of the liabilities being extinguished. The small gain during the current three months was a result of waived accrued interest on converted debt.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(418,668) and $(307,880) for the three months ended January 31, 2024 and 2023, respectively and $(2,038,801) and $(1,679,791) for the nine months ended January 31, 2024 and 2023, respectively.

Deemed Dividend

Effective June 7, 2022 we reduced the conversion price of our Series B preferred stock from $0.10 to $0.05.  This resulted in the recognition of a deemed dividend of $2,534,402 during the nine months ended January 31, 2023 in order to account for the change in fair value of the Series B preferred stock.

Net Income (Loss) Attributable to Common Shareholders

As a result of the deemed dividend, our net loss attributed to common shareholders was $(4,214,193) for the nine months ended January 31, 2023.  We had no similar activity during the nine months ended January 31, 2024 or the three months ended January 31, 2024 and 2023, therefore net income (loss) attributed to the Company was the same as net income (loss) of $(2,038,801), $(418,668) and $(307,880), respectively.

Liquidity and Capital Resources

Working Capital

As of January 31, 2024, we had current assets of $3,000, comprised of prepaid expenses, and current liabilities of $4,597,097, resulting in a working capital deficit of $4,594,097.

Sources and Uses of Cash

Our sources and uses of cash for the nine months ended January 31, 2024 and 2023 were as follows:

	2024	2023

Cash, beginning of period	$10,363	$136,867
Net cash used in operating activities	(372,856)	(619,849)
Net cash used in investing activities	-	-
Net cash provided by financing activities	362,493	490,500

Cash, end of period	$-	$7,518

We used net cash of $372,856 in operating activities for the nine months ended January 31, 2024 as a result of our net loss of $2,038,801, offset by non-cash net expense totaling $933,018, a decrease in prepaid expenses of $21,000, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $711,947.

We used net cash of $619,849 in operating activities for the nine months ended January 31, 2023 as a result of our net loss of $1,679,791, offset by non-cash net expense totaling $559,468, an increase in prepaid expenses of $22,500, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $477,974.

Net cash used in investing activities for the nine months ended January 31, 2024 and 2023 was $0.

Net cash provided by financing activities for the nine months ended January 31, 2024 was $362,493, comprised of overdraft advance of $10, proceeds from notes payable of $395,000, proceeds from convertible notes payable of $50,000, proceeds from notes payable – related parties $37,400 and proceeds from convertible notes payable – related parties of $50,000 offset by repayments of note payable of $11,127 and repayments of convertible notes payable of $158,790.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2023 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report.  There were no changes to our significant accounting policies during the nine months ended January 31, 2024.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework.  Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of January 31, 2024, based on the COSO framework criteria.  Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

On December 29, 2023 the Company issued 452,727,272 shares of common stock in exchange for the conversion of 27 shares of Series B Preferred stock.

On January 4, 2024 the Company issued 419,012,758 shares of common stock in exchange for the conversion of $20,500 of principal and $3,533 of accrued interest associated with convertible debt.

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

MMEX Resources Corporation

Dated: March 15, 2024	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

