Form 10-K
period 2024-04-30
MMEX Resources Corp
filed 2024-07-29
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at October 31, 2023 (the second quarter end date) was approximately $922,421.

As of July 29, 2024, there were 9,692,800,957 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2024

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

Item 1: Business

Company Information and Business Plan

MMEX Resources Corporation (“MMEX”) was formed as a Nevada corporation in 2005. The current management team lead an acquisition of the Company (then named Management Energy, Inc.) through a reverse merger completed in 2010 and thereafter changed the Company’s name to MMEX Resources Corporation.

MMEX is focused on the development, financing, construction, and operation of clean fuels infrastructure projects powered by renewable energy. We have formed three special purpose entities of the Company - one to transition from legacy refining transportation fuels by producing them as ultra clean fuels with carbon capture, a second which plans to produce blue hydrogen from natural gas and utilize the hydrogen to produce electric power and a third which plans to produce green hydrogen converted to green ammonia in the United States and internationally. These three special purpose entities will be operating respectively as Pecos Clean Fuels & Transport, LLC, Trans Permian H2Hub, LLC and Hydrogen Global, LLC. The planned projects are designed to be powered by solar and wind renewable energy.

Our portfolio contains the following planned projects:

Pecos Clean Fuel & Transport, LLC

Project 1: Pecos Clean Fuels & Transport, LLC -Ultra Clean Fuels Refining-Pecos County, Texas

We have teamed with Polaris Engineering to develop an ultra-clean transportation fuel, up to 11,600 barrel per day feedrate crude oil refining facility at our Pecos County, Texas site to produce zero sulfur 87° gasoline, ultra-low sulfur diesel and low-sulphur fuel oil, utilizing the Polaris Ultra FuelsTM patented concept, which removes over 95% emissions of a standard refinery along with planned carbon capture features. The Ultra Fuels TM concept, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) study, features modular facilities to take advantage of proximity to Permian Basin fuel markets and to locate directly near crude oil production areas near the Company’s owned 126-acre site. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time and more rapid implementation. The modular with reduced footprint, as well as lower emissions, also allows for faster permitting which we obtained for this facility from the Texas Commission on Environmental Quality on February 18, 2022.

Trans Permian H2Hub, LLC

Project 1: Pecos County, Texas- Green Hydrogen to Power Project

The Company is in planning discussions with a super major oil company (the “Super Major”) to utilize its natural gas in the Permian Basin to develop a Blue Hydrogen to Power  Project at the Company’s Pecos County, Texas site. The Project plans to utilize  a portion of the Super Major’s 2 billion cubic feet per day natural gas production and transportation from the area to produce hydrogen utilizing a major international company’s reformer  technology, In turn, the produced hydrogen will be used in Siemens Energy gas turbines and generator in combined cycle to produce up to 217.5  MW of electric power  which are projected to utilize initially a 75% hydrogen-25% natural gas feed in Phase 1  and increasing to 435 MW in Phase 2 with 100% hydrogen feed, with the electric power in both Phases managed and marketed to ERCOT, the Texas power distribution hub,  by the Super Major power trading desk. The project design also includes a CO2 production and capture facility with the CO2 marketed to another Super Major oil company. The Project will utilize wind and solar power as its source of energy.

Hydrogen Global, LLC

Project 1: Hydrogen Global- Pecos County, Texas- Green Hydrogen Project to Green Ammonia Project

This planned project to utilize the proprietary electrolyzer technology of Siemens Energy, a major international technology provider to the Company, plans to convert water to hydrogen through electrolysis. The facility will utilize solar power, with the Company’s owned water supply to produce up to 110 tons of hydrogen production per day. The Company and Siemens have completed the Front-End Engineering and Design (“FEED”) study, which outlines the scope of the electrolyzer complex on the Company’s 321-acre site in Pecos County, Texas. The Company is in discussions with several renewable power developers to become the technology provider for 320 MW solar power component. In addition, the Company is in discussions with a major international technology provider for the Ammonia complex, for conversion of the green hydrogen to green ammonia. The project plans to transport the ammonia by rail to the Port of Corpus Christi, then to utilize planned terminal and storage facilities at the Port to load out the ammonia with a major international shipping company for export markets. The major shipper had patterned technology to re-crack the ammonia to hydrogen on board ship for the last mile delivery to the ultimate buyer.

Project 2: Hydrogen Global- Tierra del Fuego Province Argentina-Green Hydrogen Project

On April 28, 2022, the Province of Tierra del Fuego and the Company announced the potential joint development of a green hydrogen project in the Río Grande, Tierra del Fuego area powered by wind energy. The Company has signed an amendment with Siemens Energy to adapt the Green H2 electroylzer FEED Study completed for Pecos County to this Project. In addition, the Company has a preliminary understanding with Siemens Gamesa as the technology provider for the wind energy. The Company estimates the land requirement of up to 10,000 hectares for the wind farm and the Green H2 facilities. The Company plans to use the same Pecos County project major international technology provider for the Ammonia complex and the same international shipping company for the green Ammonia to be delivered to Europe or Asia and to be re-cracked to hydrogen for the last mile delivery.

Regulation

Our Pecos Clean Fuels project already has a construction permit from the TCEQ and does not require an operation permit. Although we do not believe our planned blue hydrogen and green hydrogen projects will have any significant environmental or ecological impact, we will be subject to numerous environmental laws and regulations relating to the release of hazardous substances or solid wastes into the soil, groundwater, and surface water, and measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. There are risks of accidental releases into the environment associated with our operations, such as releases of crude oil or hazardous substances from our pipelines or storage facilities. To the extent an event is not covered by our insurance policies, accidental releases could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

We expect to file with the Texas Commission on Environmental Quality (“TCEQ”) construction and operation permits for the Blue and Green H2 Projects.  We expect to employ carbon capture with the blue hydrogen facilities and have under discussion with a super major oil company the sequestration of the CO2 for EOR, which already has the requisite permits.

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

Employees

As of April 30, 2024, we had no employees but rather to reduce costs our key management team is working under consulting agreements.  We contract for all professional services when needed.

Legal Proceedings

See Item 3 of this Report.

Item 1A:  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B:  Unresolved Staff Comments.

None.

Item 1C:  Cybersecurity

Cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting the Company’s system and information.

Item 2:  Properties

Our office address for mailing purposes is 3616 Far West Blvd. #117-321, Austin, Texas 78731. Our executive physical office is located at 3600 Dickinson, Fort Stockton, Texas, 79735 near the sites of our proposed clean fuels and hydrogen projects.

We own a total of approximately 1,081.45 acres in Pecos County, Texas that are the sites for our planned clean fuels and hydrogen projects.

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

On May 6, 2024, Sabby filed for an order of contempt against the Company for not complying with the Court’s Order issued September 13, 2023. The Company agreed in a Stipulation Resolving Motion for Contempt filed on June 10, 2024 with Sabby to increase its authorized shares reserves to 35 Billion shares and to place into reserves for Sabby conversions, 10 Billion shares. On July 17, 2024, the Parties agreed to a Stipulation withdrawing the Motion for Contempt.

The Company is in compliance with the Court’s September 13, 2023 Order.

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

Item 4:  Mine Safety Disclosures

Not Applicable.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our common stock has been listed on the OTC Pink under the symbol "MMEX".  The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.  From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the OTC Pink tier.  The following table indicates the quarterly high and low bid price for our common stock for the fiscal years ending April 30, 2024 and 2023.  Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

Fiscal year ended April 30, 2023	High	Low
Quarter ended July 31, 2022	$0.160	$0.0400
Quarter ended October 31, 2022	$0.069	$0.0211
Quarter ended January 31, 2023	$0.039	$0.0089
Quarter Ended April 30, 2023	$0.011	$0.0002

Fiscal year ended April 30, 2024
Quarter ended July 31, 2023	$0.0003	$0.0002
Quarter ended October 31, 2023	$0.0002	$0.0001
Quarter ended January 31, 2024	$0.0001	$0.0000
Quarter Ended April 30, 2024	$0.0002	$0.0001

On July 26, 2024, the closing bid price of our common stock as reported on the OTC Pink was $0.0001.

The number of holders of record of the Company's common stock as of April 30, 2024 was 160 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on our common stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2024.

Recent Sales of Unregistered Securities not previously reported in the Company's Form 10-Q

On February 22, 2024 the Company issued 568,793 shares of common stock in exchange for the conversion of 33 shares of Series B preferred stock.

On July 19, 2024, the Company issued 250,000,000 shares of common stock in exchange for the conversion of 15 shares of Series B preferred stock.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	765,517	$0.000212	0
Total	765,517	$0.000212	0

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

Since 2021 MMEX has expanded its focus to the development, financing, construction and operation of clean fuels infrastructure projects powered by renewable energy.  .  We have formed three special purpose entities of the Company - one to transition from legacy refining transportation fuels by producing them as ultra clean fuels with carbon capture, a  second which plans to produce blue hydrogen from natural gas and utilize the hydrogen to produce electric power and a third which plans to produce green hydrogen converted to green ammonia in the United States and internationally. These three sub-divisions will be operating respectively as Pecos Clean Fuels & Transport, LLC, Trans Permian H2Hub, LLC and Hydrogen Global, LLC. The planned projects are designed to be powered by solar and wind renewable energy.

Through April 30, 2024, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net loss of $8,194,086 or $(0.0011) per share, for fiscal year ended April 30, 2024, compared to a net loss of $4,513,882 or $(0.05) per share, for the fiscal year ended April 30, 2023.  As discussed below, the net income or loss for any fiscal year fluctuates materially due to non-operating gains and losses.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses decreased $423,881 to $1,256,168 for the year ended April 30, 2024 from $1,680,049 for the year ended April 30, 2023.  The decrease resulted from lower consultant fee costs, dues and subscriptions costs and travel expenses costs.

Project Costs

Our project costs decreased $82,705 to $11,851 for the year ended April 30, 2024 from $94,556 for the year ended April 30, 2023.  The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred.  During the year ended April 30, 2024, the decrease in project costs was because we did not have funding available to invest in our projects during the current year.

Depreciation and Amortization Expense

Our depreciation and amortization expenses were unchanged at $36,394 for the years ended April 30, 2024 and 2023 respectively. The expense results from the depreciation of land improvements and amortization of land easements.

Other Income (Expense)

Our interest expense increased $105,880 to $340,773 for the year ended April 30, 2024 from $234,893 for the year ended April 30, 2023.  The increase is attributed to new debt agreements and debt issued with debt discounts being amortized to interest expense during the year ended April 30, 2024

We reported a loss on extinguishment of debt of $819,346 for the year ended April 30, 2024 compared to a gain on extinguishment of debt of $66,413 for the year ended April 30, 2023.  The gain/loss on extinguishment of debt generally results from the settlement and extinguishment of convertible notes payable and certain accounts payable and accrued expenses and can fluctuate over time as we are able to settle or pay off debt.

Net Income (Loss)

As a result of the above, we reported net losses of $2,464,533 and $1,979,480 for the years ended April 30, 2024 and 2023, respectively.

Deemed Dividend

Effective June 7, 2022 we reduced the conversion price of our Series B preferred stock from $0.10 to $0.05.  This resulted in the recognition of a deemed dividend of $2,534,402 during the year ended April 30, 2023 in order to account for the change in fair value of the Series B preferred stock. During the year ended April 30, 2024 the conversion price of our Series B preferred stock was again reduced to $0.000058 per share, which resulted in the recognition of a deemed dividend of $5,729,553 during the year ended April 30, 2024 in order to account for the change in fair value of the Series B preferred stock.

Net Income (Loss) Attributable to Common Shareholders

As a result of the deemed dividend, our net loss attributed to common shareholders was $8,194,086 and $4,513,882 for the years ended April 30, 2024 and April 30, 2023, respectively.

Liquidity and Capital Resources

Working Capital

As of April 30, 2024, we had current assets of $3,898, comprised of cash of $898 and prepaid expenses and other current assets of $3,000, and current liabilities of $4,859,061, resulting in a working capital deficit of $4,855,163.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2024 and 2023 were as follows:

	2024	2023

Cash, Beginning of Year	$10,363	$136,867
Net Cash Used in Operating Activities	(492,992)	(682,004)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	483,527	555,500

Cash, End of Year	$898	$10,363

We used net cash of $492,992 in operating activities for the year ended April 30, 2024 as a result of our net loss of $2,464,533, our non-cash losses of $819,346, our increase in accounts payable of $107,745, and our increase in accounts payable and accrued expenses – related parties of $769,583, our increase in accrued expenses of $66,914, our increase in non-cash expenses totaling $186,953 and our decrease in prepaid expenses and other current assets of $21,000.

In comparison, we used net cash of $682,004 in operating activities for the year ended April 30, 2023 as a result of our net loss of $1,979,480, our non-cash gains of $66,412, our increase in accounts payable of $94,075, and our increase in accounts payable and accrued expenses – related parties of $198,488, our increase in accrued expenses of $409,939, partially offset by non-cash expenses totaling $638,053 and our decrease in prepaid expenses and other current assets of $23,333.

We had no cash used in investing activities for the years ended April 30, 2024 and 2023, respectively.

Net cash provided by financing activities was $483,527 for the year ended April 30, 2024, comprised of proceeds from notes payable of $395,000, proceeds from notes payable – related parties of $108,200, proceeds from convertible notes payable of $110,00 and proceeds from convertible notes payable – related parties of $50,000 partially offset by repayments of convertible notes payable of $158,790, repayments of notes payable of $13,685 and repayments of notes payable – related parties of $7,198.

By comparison, net cash provided by financing activities was $555,500 for the year ended April 30, 2023, comprised of proceeds from notes payable of $15,000, proceeds from convertible notes payable of $552,500, and proceeds from the sale of common of $41,209, partially offset by repayments of convertible notes payable of $41,209, and the payment of $12,000 in offering costs.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $80,921,391 and a total stockholders’ deficit of $3,813,754 at April 30, 2024, and have reported negative cash flows from operations since inception.  In addition, as of April 30, 2024 we did not have the cash resources to meet our operating commitments for the next twelve months.  We require capital investments to implement our business plan, including the development of our planned hydrogen projects. Additionally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no material changes to our significant accounting policies during the year ended April 30, 2024 and there are no policies we deem to be critical accounting policies.

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2024 and 2023

Consolidated Statements of Operations for the years ended April 30, 2024 and 2023

Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended April 30, 2024 and 2023

Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T):  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of April 30, 2024, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements included in this Form 10-K were fairly stated in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Management has made changes to the Company's internal control over financial reporting through the date of this report and/or through the quarter ended April 30, 2024, that materially affected the Company's internal control over financial reporting.  Specifically, management increased its accounting personnel and made numerous changes to its accounting processes which resulted in a segregation of duties and the implementation of reviews and monitoring activities which have added controls into the accounting processes and improved our financial reporting. Additionally, management established a formal written policy for the approval, identification, and authorization of related party transactions.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons.  Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	77	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	69	Director	2010

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2024, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2024.  There were no stock option awards outstanding at April 30, 2024 to our non-executive directors.

Item 11.  Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2024	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2023	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the years ended April 30, 2024 and 2023, we incurred consulting fees and expense reimbursement related to business development, financing and other corporate activities to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $0 and $315,386, respectively.  Amounts included in accrued expenses – related parties due to Maple Resources totaled $327,049 and $184,776 as of April 30, 2024 and 2023, respectively.

Outstanding Equity Awards at Fiscal Year-End

During the year ended April 30, 2024 we did not grant any stock awards. At April 30, 2024, we had no outstanding stock options or other equity awards issued to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 26, 2024, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 9,692,800,957 shares of common stock outstanding on July 26, 2024. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 26, 2024 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Voting Power (5)
Jack W. Hanks (2)(5)	2,212,161,216	23.42%	55,73%
Bruce N. Lemons (3)	154,461,161	1.61%	0.01%
Nabil Katabi (4)	791,223,123	8.38%	3.42%
Leslie Hanks (6)	527,750,085	5.59%	2.74%
Sabby Volatility Warrant Master Fund LTD (7)	938,793,103	9.94%	4.87%
All directors and officers as a group (two persons)	2,366,622,377	21.72%	55.74%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3600 Dickinson, Fort Stockton, Texas 79735.
(2)

Common shares for Mr. Hanks include: (i) 43 shares held by The Maple Gas Corporation, (ii) 136 shares held by Maple Structure Holdings, LLC, (iii) 911,511,091 shares held by Maple Resources Corporation and (iv) 1,300,609,946 shares issuable upon the exercise of outstanding warrants.  This number excludes 527,750,085 shares owned by Leslie Doheny Hanks, the wife of Mr. Hanks, as to which Mr. Hanks disclaims any beneficial ownership [see also note (6)].

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

(4)	Common shares for Mr. Katabi include: (i) 659,853,219 shares held personally and (ii) 131,369,906 shares issuable upon the exercise of outstanding warrants.
(5)

The holders of Series A Preferred Stock have 51% of the voting power of the outstanding shares of capital stock of the Company and this amount represents common stock ownership as of July 26, 2024 and does not take into account any shares of common stock subject to any exercises of options or warrants.

(6)	Common shares for Leslie Hanks include: (i) 1,161,746 shares held personally and (ii) 526,588,339 shares held by Ha’pu Wear, LLC.
(7)	Common shares for Sabby Volatility Warrant Master Fund LTD include: (i) 938,793,103 held by the equity.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Contractual Agreements

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $1,030,523 and $465,703 as of April 30, 2024 and 2023, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2024, we incurred consulting fees and expense reimbursement to Maple Resources totaling $260,973 and we made repayments to Maple Resources of $128,395 and converted $58,119 of accrued liabilities into 910,958,934 shares of common stock, which were valued at $273,288 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $215,169 was recognized and resulting in $175,150 still owed as of April 30, 2024. During the year ended April 30, 2023, we incurred consulting fees and expense reimbursement to Maple Resources totaling $255,386 and we made repayments to Maple Resources of $174,695, resulting in $100,691 still owed as of April 30, 2023.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the year ended April 30, 2024, we recorded $60,000 for accrued consulting fees and we issued no shares for payment, therefore $140,000 was owed as of April 30, 2024.  During the year ended April 30, 2023 we recorded $60,000 for accrued consulting fees and we issued no shares for payment, therefore $80,000 was owed as of April 30, 2023.

During the year ended April 30, 2024, Maple Resources made advances of $7,235 to assist the Company with cash flow challenges, and made no repayments to Maple Resources resulting in $11,145 still owed as of April 30, 2023. During the year ended April 30, 2023, Maple Resources made advances of $9,410 to assist the Company with cash flow challenges, and made repayments of $5,500 to Maple Resources resulting in $3,910 still owed as of April 30, 2023.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $327,049 ($140,000 payable in stock) and $184,776 ($80,000 payable in stock) as of April 30, 2024 and 2023, respectively, which was inclusive of accrued interest due under the convertible notes described below.

During the year ended April 30, 2024, Jack Hanks, our President and CEO, made advances of $828 to assist the Company with cash flows challenges, and made repayments of $25 resulting in $2,993 in accounts payable and accrued expenses – related parties as of April 30, 2024. During the year ended April 30, 2023, Jack Hanks, our President and CEO, made advances of $2,190 to assist the Company with cash flows challenges, therefore the amount was included in accounts payable and accrued expenses – related parties as of April 30, 2023.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2024 we recorded $30,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $84,896 and made repayments of $31,000. In addition, Mrs. Hanks made advances of $295 to assist with cash flow challenges and was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2024. During the year ended April 30, 2024 Mrs. Hanks converted $40,614 of accrued liabilities into 636,588,339 shares of common stock, which were valued at $190,976 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $150,362 was recognized. During the year ended April 30, 2023 we recorded $30,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $98,246. In addition, Mrs. Hanks made advances of $5,550 to assist with cash flow challenges and was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2023.  Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $152,633 ($70,000 payable in stock) and $109,056 ($40,000 payable in stock) as of April 30, 2024 and 2023, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the year ended April 30, 2024 we incurred $126,796 for fees and expenses reimbursements to the children, we made repayments of $13,000 and converted $30,709 of accrued liabilities into 446,063,449 shares of common stock, which were valued at $119,712 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $89,003 was recognized. During the year ended April 30, 2023 we incurred $106,112 for fees and expenses reimbursements to the children and paid $69,215. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $128,484 and $45,397 as of April 30, 2024 and 2023, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the year ended April 30, 2024 and 2023, we recorded $30,000, respectively for the amount payable in stock under the consulting agreement, therefore $70,000 was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2024. In addition, BNL Family Trust made advances of $1,006 to assist with cash flow challenges and we issued stock to repay the amount during the year ended April 30, 2023 (see Equity Activity – Related Parties below). Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $70,000 (all payable in stock) and $40,000 (all payable in stock) as of April 30, 2024 and 2023, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. During the year ended April 30, 2024, we recorded $532,130 ($92,000 payable in stock) for fees and expense reimbursements, we made repayments of $27,948 and converted $75,321 of accrual liabilities into 1,180,577,273 shares of common stock, which were valued at $308,157 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $232,836 was recognized. During the year ended April 30, 2023, we recorded $120,000 ($24,000 payable in stock) for fees and expense reimbursements.

During the year ended April 30, 2024, Nabil Katabi made advances of $16,220 to assist the Company with cash flow challenges, resulting in $16,220 still owed as of April 30, 2024.

Amounts included in accounts payable and accrued expenses – related parties due to Nabil Katabi totaled $349,364 and $97,885 as of April 30, 2024 and 2023, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following at April 30:

	2024	2023
Convertible note payable with Maple Resources Corporation, matures on February 25, 2024, with interest at 5%, convertible into common shares of the Company [1]	$-	$20,000
Convertible note payable with Maple Resources Corporation, matures on October 13, 2024, with interest at 5%, convertible into common shares of the Company [2]	50,000	-
Less discount	-	-
Total	$50,000	$20,000

[1]

This convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. During the year ended April 30, 2023 the Company recorded interest expense of $175. As of April 30, 2024 and 2023 accrued interest on the convertible note was $0 and $175, respectively.

[2]

This convertible note was entered into on October 13, 2023 in exchange for cash of $50,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. As of April 30, 2024 and April 30, 2023 accrued interest on the convertible note was $753 and $0, respectively.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	April 30, 2024	April 30, 2023
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$11,800	$-
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	4,720	-
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	7,552	-
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	5,900	-
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	5,900	-
Note payable to a related party with an issue date of November 3, 2023 with interest at 18% [6]	8,260	-
Note payable to a related party with an issue date of February 7, 2024 with interest at 18% [7]	-	-
Note payable to a related party with an issue date of February 12, 2024 with interest at 18% [8]	2,006	-
Note payable to a related party with an issue date of March 17, 2024 with interest at 18% [9]	7,080	-
Note payable to a related party with an issue date of April 25, 2024 with interest at 18% [10]	8,260	-
Note payable to a related party with an issue date of April 26, 2024 with interest at 18% [11]	59,000
Total	120,478	-
Less discount	(47,152)	-
Net	$73,326	$-

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

20

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

[7]

Effective February 7, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,100 and a maturity date of February 7, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,098 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of April 30, 2024 the loan was paid back in full.

[8]

Effective February 12, 2024, the Company entered into a promissory note with BNL Family Trust, a related party. The note has a principal amount of $1,700 and a maturity date of February 12, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $306 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

[9]

Effective March 17, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,000 and a maturity date of March 17, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,080 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

[10]

Effective April 25, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of April 25, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

[11]

Effective April 26, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $50,000 and a maturity date of April 26, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 1,247,609,946 warrants, thus $33,947 of the $50,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

Equity Activity – Related Parties

During the year ended April 30, 2024, Maple Resources, Nabil Katabi and BNL Family Trust terminated 3,000,000 warrants each and the Company issued with 50,000,000 warrants to each entity as a replacement award. The Company accounted for this transaction as a cancellation of the previous award and issuance of a new award and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value. In addition, and as specified above, the Company converted $204,763 of accrued liabilities into 3,174,187,995 shares of common stock valued at $892,133 and issued 398,119,123 warrants in consideration of debt; therefore, a $687,370 loss on extinguishment of debt was recognized and $20,323 of note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8).

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

Item 14:  Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2024 and 2023:

	2024	2023

Audit Fees (a)	$30,400	$27,750

Audit-Related Fees (b)	$-	$-

Tax Fees (c)	$-	$-

All Other Fees	$-	$-

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2024, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

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

MMEX Resources Corporation (Registrant)

Date: July 29, 2024	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 29, 2024
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 29, 2024
Bruce N. Lemons

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MMEX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated financial statements of MMEX Resources Corporation (the Company), which comprise the consolidated balance sheets as of April 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes to the financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023 and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring net losses, working capital deficit, and stockholders’ deficit as of April 30, 2024, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Capital Stock and Other Equity Accounts

As discussed in Note 8, during the year ended April 30, 2024 the Company issued warrants in conjunction with the issuance of debt to third parties. Auditing management’s calculation of the fair value of the warrants can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

To test the valuation of the warrants, we evaluated management’s significant judgments and estimates. Significant judgements and estimates related to the valuation of the warrants include fair valuing of which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data. We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 8 to the financial statements.

To evaluate the appropriateness of the instrument’s classification, we examined and evaluated the agreement along with management’s evaluation of the key terms and management’s disclosure of the transactions.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

Houston, TX

July 29, 2024

PCAOB ID 2738

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30,
	2024	2023
Assets

Current assets:
Cash	$898	$10,363
Prepaid expenses and other current assets	3,000	24,000
Total current assets	3,898	34,363

Property and equipment, net	1,041,409	1,077,803

Total assets	$1,045,307	$1,112,166

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$841,602	$733,857
Accrued expenses	933,143	985,751
Accounts payable and accrued expenses – related parties	1,030,523	465,703
Notes payable	1,032,630	105,710
Note payable, currently in default	229,653	711,953
Note payable – related parties, net of discount of $47,476 and $0 at April 30, 2024 and 2023, respectively	73,326	-
Convertible notes payable, currently in default, net of discount of $0 at April 30, 2024 and 2023, respectively	150,000	333,840
Convertible notes payable, net of discount of $5,771 and $15,200 at April 30, 2024 and 2023, respectively	518,184	620,675
Convertible notes payable – related parties, net of discount of $0 at April 30, 2024 and 2023, respectively	50,000	20,000
Total current liabilities	4,859,061	3,977,489

Long-term liabilities	-	-

Total liabilities	4,859,061	3,977,489

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock; $0.001 par value; 10,000,000,000 shares authorized, 9,442,800,957 and 769,618,295 shares issued and outstanding at April 30, 2024 and 2023, respectively	9,442,800	769,618
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at April 30, 2024 and 2023	1	1
1,029 and 1,144 Series B preferred shares issued and outstanding at April 30, 2024 and 2023, respectively	2	2
Additional paid-in capital	67,654,963	69,082,490
Non-controlling interest	9,871	9,871
Accumulated deficit	(80,921,391)	(72,727,305)
Total stockholders’ deficit	(3,813,754)	(2,865,323)

Total liabilities and stockholders’ deficit	$1,045,307	$1,112,166

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2024	2023

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,256,168	1,680,049
Refinery start-up costs	11,851	94,556
Depreciation and amortization	36,394	36,394

Total operating expenses	1,304,413	1,810,999

Loss from operations	(1,304,413)	(1,810,999)

Other income (expense):
Interest expense	(340,774)	(234,894)
Gain (loss) on extinguishment of liabilities	(819,346)	66,413

Total other income (expense)	(1,160,120)	(168,481)

Loss before income taxes	(2,464,533)	(1,979,480)
Provision for income taxes	-	-

Net loss	$(2,464,533)	$(1,979,480)
Deemed dividend	(5,729,553)	(2,534,402)
Net loss attributable to the common shareholders	$(8,194,086)	$(4,513,882)

Net loss per common share – basic and diluted	$(0.0011)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	7,194,820,941	96,783,122

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2023 and 2024

	Class A Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2022	21,204,682	$21,205	1,000	$1	1,500	$2	$66,426,364	$9,871	$(68,213,423)	$(1,755,980)

Shares issued for conversion of convertible notes payable	202,640,220	202,640	-	-	-	-	124,727	-	-	327,367
Shares issued for cash	1,373,562	1,374	-	-	-	-	39,835	-	-	41,209
Shares issued for accrued expenses – related parties	91,414	91	-	-	-	-	915	-	-	1,006
Shares and warrants issued for debt discount	100,000	100	-	-	-	-	17,271	-	-	17,371
Shares issued for the exercise of warrants	16,188,264	16,188	-	-	-	-	(16,004)	-	-	184
Preferred stock converted into common stock	528,020,153	528,020	-	-	(356)	-	(528,020)	-	-	-
Warrants issued for services	-	-	-	-	-	-	495,000	-	-	495,000
Offering costs	-	-	-	-	-	-	(12,000)	-	-	(12,000)
Deemed dividends	-	-	-	-	-	-	2,534,402	-	(2,534,402)	-
Net loss	-	-	-	-	-	-	-	-	(1,979,480)	(1,979,480)

Balance, April 30, 2023	769,618,295	$769,618	1,000	$1	1,144	$2	$69,082,490	$9,871	$(72,727,305)	$(2,865,323)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2024 and 2023 (Continued)

	Class A Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2023	769,618,295	$769,618	1,000	$1	1,144	$2	$69,082,490	$9,871	$(72,727,305)	$(2,865,323)

Shares issued for conversion of convertible notes payable	3,545,720,685	3,545,720	-	-	-	-	(3,295,989)	-	-	249,731
Shares issued for accrued expenses	279,120,377	279,120	-	-	-	-	(195,384)	-	-	83,736
Shares issued for accrued expenses – related parties	3,174,187,995	3,174,188	-	-	-	-	(2,282,054)	-	-	892,134
Warrants issued for debt discount	-	-	-	-	-	-	58,032	-	-	58,032
Warrants issued for debt discount – related parties	-	-	-	-	-	-	54,269	-	-	54,269
Preferred stock converted into common stock	1,674,153,605	1,674,154	-	-	(115)	-	(1,674,154)	-	-	-
Warrants issued for services	-	-	-	-	-	-	28,200	-	-	28,200
Warrants issued to settle debt	-	-	-	-	-	-	150,000	-	-	150,000
Deemed dividends	-	-	-	-	-	-	5,729,553	-	(5,729,553	-
Net loss	-	-	-	-	-	-	-	-	(2,464,533)	(2,464,533)

Balance, April 30, 2024	9,442,800,957	$9,442,800	1,000	$1	1,029	$2	$67,654,963	$9,871	$(80,921,391)	$(3,813,754)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,464,533)	$(1,979,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	36,394	36,394
Loan fees and penalties added to convertible note principal	-	53,126
Warrants issued for services	28,200	495,000
(Gain) loss on extinguishment of liabilities	819,346	(66,412)
Amortization of debt discount	122,359	53,533
(Increase) decrease in assets:
Prepaid expenses and other current assets	21,000	23,333
Increase (decrease) in liabilities:
Accounts payable	107,745	94,075
Accrued expenses	66,914	198,488
Accounts payable and accrued expenses – related parties	769,583	409,939
Net cash used in operating activities	(492,992)	(682,004)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	395,000	15,000
Repayments of notes payable	(13,685)	-
Proceeds from convertible notes payable	110,000	552,500
Repayments of convertible notes payable	(158,790)	(41,209)
Proceeds from sale of common stock	-	41,209
Proceeds from notes payable – related parties	108,200	-
Repayments of notes payable – related parties	(7,198)	-
Proceeds from convertible notes payable – related parties	50,000	-
Offering costs	-	(12,000)
Net cash provided by financing activities	483,527	555,500

Net decrease in cash	(9,465)	(126,504)
Cash at the beginning of the period	10,363	136,867
Cash at the end of the period	$898	$10,363

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows (continued)

	Years Ended April 30,
	2024	2023

Supplemental disclosure:
Interest paid	$145,655	$3,310
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$249,732	$376,067
Related party convertible note for note payable	$20,000	$-
Common stock issued for accrued expenses	$17,808	$-
Common stock issued for accrued expenses – related parties	$204,763	$1,006
Preferred stock converted into common stock	$1,674,154	$528,020
Deemed dividend	$5,729,553	$2,534,402
Cashless exercise of warrants	$-	$14,343
Exercise of warrants for an accrued liability	$-	$184
Warrants for debt discount	$58,032	$-
Warrants for debt discount – related parties	$54,269	$-
Shares and warrants issued for debt discount	$-	$17,371
Note payable for convertible note payable	$-	$190,249
Related party accounts payable exchanged for related party convertible note	$-	$20,000
Debt reclassed from convertible note payable to notes payable	$25,000	$-

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2024 and 2023

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

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Clean Fuels & Transport (formerly Refining & Transport, LLC)	100%	LLC	Texas	Subsidiary
Trans Permian H2Hub, LLC	100%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary

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

Advertising and promotion

All costs associated with advertising and promoting products are expensed as incurred. For the year ended April 30, 2024 and 2023, $0 and $3,543 were recorded, respectively.

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

Basic and diluted income (loss) per share

Basic net income or loss per common share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  As of April 30, 2024 and 2023 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.  The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the year ended April 30, 2024 and 2023, the Company recorded stock-based compensation of $28,200 and $495,000, respectively.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $80,921,391 and a total stockholders’ deficit of $3,813,754 at April 30, 2024, and have reported negative cash flows from operations since inception.  While we have received debt and equity funding during the period and have cash on hand of $898 at April 30, 2024, we still have a working capital deficit of $4,855,163, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $1,030,522 and $465,703 as of April 30, 2024 and 2023, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2024, we incurred consulting fees and expense reimbursement to Maple Resources totaling $$260,973 and we made repayments to Maple Resources of $128,395 and converted $58,119 of accrued liabilities into 910,958,934 shares of common stock, which were valued at $273,288 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $215,169 was recognized and resulting in $175,150 still owed as of April 30, 2024. During the year ended April 30, 2023, we incurred consulting fees and expense reimbursement to Maple Resources totaling $255,386 and we made repayments to Maple Resources of $174,695, resulting in $100,691 still owed as of April 30, 2023.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the year ended April 30, 2024, we recorded $60,000 for accrued consulting fees and we issued no shares for payment, therefore $140,000 was owed as of April 30, 2024.  During the year ended April 30, 2023 we recorded $60,000 for accrued consulting fees and we issued no shares for payment, therefore $80,000 was owed as of April 30, 2023.

During the year ended April 30, 2024, Maple Resources made advances of $7,235 to assist the Company with cash flow challenges, and made no repayments to Maple Resources resulting in $11,145 still owed as of April 30, 2023. During the year ended April 30, 2023, Maple Resources made advances of $9,410 to assist the Company with cash flow challenges, and made repayments of $5,500 to Maple Resources resulting in $3,910 still owed as of April 30, 2023.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $327,049 ($140,000 payable in stock) and $184,776 ($80,000 payable in stock) as of April 30, 2024 and 2023, respectively, which was inclusive of accrued interest due under the convertible notes described below.

During the year ended April 30, 2024, Jack Hanks, our President and CEO, made advances of $828 to assist the Company with cash flows challenges, and made repayments of $25 resulting in $2,993 in accounts payable and accrued expenses – related parties as of April 30, 2024. During the year ended April 30, 2023, Jack Hanks, our President and CEO, made advances of $2,190 to assist the Company with cash flows challenges, therefore the amount was included in accounts payable and accrued expenses – related parties as of April 30, 2023.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the year ended April 30, 2024 we recorded $30,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $84,896 and made repayments of $31,000. In addition, Mrs. Hanks made advances of $295 to assist with cash flow challenges and was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2024. During the year ended April 30, 2024 Mrs. Hanks converted $40,614 of accrued liabilities into 636,588,339 shares of common stock, which were valued at $190,976 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $150,362 was recognized. During the year ended April 30, 2023 we recorded $30,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $98,246. In addition, Mrs. Hanks made advances of $5,550 to assist with cash flow challenges and was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2023.  Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $152,633 ($70,000 payable in stock) and $109,056 ($40,000 payable in stock) as of April 30, 2024 and 2023, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the year ended April 30, 2024 we incurred $126,796 for fees and expenses reimbursements to the children, we made repayments of $13,000 and converted $30,709 of accrued liabilities into 446,063,449 shares of common stock, which were valued at $119,712 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $89,003 was recognized. During the year ended April 30, 2023 we incurred $106,112 for fees and expenses reimbursements to the children and paid $69,215. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $128,484 and $45,397 as of April 30, 2024 and 2023, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month.  During the year ended April 30, 2024 and 2023, we recorded $30,000, respectively for the amount payable in stock under the consulting agreement, therefore $70,000 was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2024. In addition, BNL Family Trust made advances of $1,006 to assist with cash flow challenges and we issued stock to repay the amount during the year ended April 30, 2023 (see Equity Activity – Related Parties below). Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $70,000 (all payable in stock) and $40,000 (all payable in stock) as of April 30, 2024 and 2023, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. During the year ended April 30, 2024, we recorded $352,130 ($92,000 payable in stock) for fees and expense reimbursements, we made repayments of $27,948 and converted $75,321 of accrual liabilities into 1,180,577,273 shares of common stock, which were valued at $308,157 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $232,836 was recognized. During the year ended April 30, 2023, we recorded $120,000 ($24,000 payable in stock) for fees and expense reimbursements.

During the year ended April 30, 2024, Nabil Katabi made advances of $16,220 to assist the Company with cash flow challenges, resulting in $16,220 still owed as of April 30, 2024.

Amounts included in accounts payable and accrued expenses – related parties due to Nabil Katabi totaled $349,364 and $97,885 as of April 30, 2024 and 2023, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following at April 30:

	2024	2023
Convertible note payable with Maple Resources Corporation, matures on February 25, 2024, with interest at 5%, convertible into common shares of the Company [1]	$-	$20,000
Convertible note payable with Maple Resources Corporation, matures on October 13, 2024, with interest at 5%, convertible into common shares of the Company [2]	50,000
Less discount	-	-
Total	$50,000	$20,000

[1]

This convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. During the year ended April 30, 2023 the Company recorded interest expense of $175. As of April 30, 2024 and 2023 accrued interest on the convertible note was $0, respectively.

[2]

This convertible note was entered into on October 13, 2023 in exchange for cash of $50,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. As of April 30, 2024 and April 30, 2023 accrued interest on the convertible note was $753 and $0, respectively.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	April 30, 2024	April 30, 2023
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$11,800	$-
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	4,720	-
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	7,552	-
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	5,900	-
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	5,900	-
Note payable to a related party with an issue date of November 3, 2023 with interest at 18% [6]	8,260	-
Note payable to a related party with an issue date of February 7, 2024 with interest at 18% [7]	-	-
Note payable to a related party with an issue date of February 12, 2024 with interest at 18% [8]	2,006	-
Note payable to a related party with an issue date of March 17, 2024 with interest at 18% [9]	7,080	-
Note payable to a related party with an issue date of April 25, 2024 with interest at 18% [10]	8,260	-
Note payable to a related party with an issue date of April 26, 2024 with interest at 18% [11]	59,000
Total	120,478	-
Less discount	(47,152)	-
Net	$73,326	$-

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

F-17

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

[7]

Effective February 7, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,100 and a maturity date of February 7, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,098 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of April 30, 2024 the loan was paid back in full.

[8]

Effective February 12, 2024, the Company entered into a promissory note with BNL Family Trust, a related party. The note has a principal amount of $1,700 and a maturity date of February 12, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $306 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

[9]

Effective March 17, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,000 and a maturity date of March 17, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,080 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

[10]

Effective April 25, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of April 25, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

[11]

Effective April 26, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $50,000 and a maturity date of April 26, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 1,247,609,946 warrants, thus $33,947 of the $50,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

Equity Activity – Related Parties

During the year ended April 30, 2024, Maple Resources, Nabil Katabi and BNL Family Trust terminated 3,000,000 warrants each and the Company issued with 50,000,000 warrants to each entity as a replacement award. The Company accounted for this transaction as a cancellation of the previous award and issuance of a new award and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value. In addition, and as specified above, the Company converted $204,763 of accrued liabilities into 3,174,187,995 shares of common stock valued at $892,133 and issued 398,119,123 warrants in consideration of debt; therefore, a $687,370 loss on extinguishment of debt was recognized and $20,323 of note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8).

During the year ended April 30, 2023 the Company issued 91,414 shares of common stock to BNL Family Trust to repay advances of $1,006 (see Note 8).

During the year ended April 30, 2023 the Company granted 3,000,000 warrants each to Maple Resources, BNL Family Trust, and Nabil Katabi, therefore recognized $495,000 in stock-based compensation based on the grant date fair value (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2024	2023

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Land	721,828	721,828
Land improvements	468,615	468,615
Land easements	37,015	37,015
	1,247,877	1,247,877
Less accumulated depreciation and amortization	(206,468)	(170,074)

	$1,041,409	$1,077,803

Depreciation and amortization expense totaled $36,394 and $36,394 for the years ended April 30, 2024 and 2023, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2024	2023

Accrued payroll	$30,090	$30,090
Accrued consulting	26,000	48,000
Accrued interest and penalties	782,879	813,487
Other	94,174	94,174

	$933,143	$985,751

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at April 30:

	2024	2023

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	-	250,000
$250,000 draw on March 26, 2021	-	250,000
$50,000 draw on April 13, 2022	-	50,000
Note payable to an unrelated party with an issue date of April 25, 2023 with interest at 18% [3]	17,700	-

Total	$229,653	$711,953

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

[3]

Effective April 25, 2023, the Company entered into a promissory note with Poppy, LLC through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $15,000 and a maturity date of April 25, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $2,700 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 235,109,718 warrants, thus $11,991 of the $15,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On April 25, 2024 the note went into default as the due date had passed with no extension.

Notes Payable

Notes payable consist of the following at April 30:

	2024	2023
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$88,815	$102,500
Note payable to an unrelated party with an issue date of April 25, 2023 with interest at 18% [2]	-	17,700
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [3]	23,600	-
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [4]	70,800	-
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [5]	38,350	-
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [6]	38,350	-
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [7]
$250,000 draw on March 5, 2021	250,000	-
$200,000 draw on March 26, 2021	200,000	-
$50,000 draw on April 13, 2022	50,000	-
$295,000 draw on December 18, 2023	295,000	-
Total	1,054,915	120,200
Less Discount	(22,285)	(14,490)
Net	$1,032,630	$105,710

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum.

[2]

Effective April 25, 2023, the Company entered into a promissory note with Poppy, LLC through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $15,000 and a maturity date of April 25, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $2,700 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 235,109,718 warrants, thus $11,991 of the $15,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On April 25, 2024 the note went into default as the due date had passed with no extension.

F-21

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

[4]

Effective July 14, 2023, the Company entered into a promissory note with Eduardo Alberto Maldonado through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $60,000 and a maturity date of July 14, 2024. The Company received $35,000 cash and rolled $25,000 from a prior convertible note payable into this loan. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $10,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 300,000,000 warrants, which was recorded at the fair market value of $150,000 with an increase in additional paid-in capital (see Note 8) and the Company recognized a loss on settlement of debt of $67,196 for the extinguishment of debt of prior convertible note and accrued interest.

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

[7]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The original maturity date of the note was the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. On December 30, 2021 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023. The note has an interest rate of 10% per annum from the date of each drawdown. On April 1, 2023 the note went into default as the due date had passed with no extension. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. The note has an interest rate of 10% per annum from the date of each drawdown. During the year ended April 30, 2024, $295,000 was drawn down against the note.

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2024	2023
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	-	25,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	-	158,790
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [4]	-	100,050
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [5]	100,000	-

Total	150,000	333,840
Less discount	-	-
Net	$150,000	$333,840

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

[2]

On January 28, 2011 and February 1, 2011, the Company closed a Convertible Note Agreement totaling $514,900 in principal amount of 25% Convertible Note (the "Notes") due on the first anniversary of the date of the Note, to a group of institutional and high net worth investors. The Notes are convertible into the Company's common stock at the holders' option at $1.00 per common share. All but $25,000 of the promissory notes plus interest were paid in full on March 23, 2011. During the year ended April 30, 2024, the Company rolled the $25,000 into a note payable and recorded a loss on settlement of debt of $67,196 for the extinguishment of debt and accrued interest. As a result, the convertible note had a zero balance as of April 30, 2024.

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

[4]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the year ended April 30, 2023 the Company converted $64,950 into 137,891,070 shares of common stock based on the variable conversion prices in effect on the date of the conversions. On April 13, 2023 the note went into default as the due date had passed with no extension. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024, see convertible notes payable [8].

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

Convertible Notes Payable

Current convertible notes payable consisted of the following at April 30:

	2024	2023
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [1]	200,000	200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [2]	-	100,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [3]	-	54,750
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	-	54,250
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	183,955	226,875
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [6]	55,000	-
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [7]	-	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.10 per share [8]	20,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [9]	65,000	-
Total	523,955	635,875
Less discount	(5,771)	(15,200)

Net	$518,184	$620,675

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

[3]

Effective January 22, 2023, the Company entered into a convertible promissory note with a principal amount of $54,750 with 1800 Diagonal Lending, LLC. The Company received $50,000 after payment of $4,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of January 18, 2024. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. During the year ended April 30, 2024 the Company converted $54,750 into 581,379,310 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded.

F-24

[4]

Effective March 7, 2023, the Company entered into a convertible promissory note with a principal amount of $54,250 with 1800 Diagonal Lending, LLC. The Company received $50,000 after payment of $4,250 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of March 7, 2024. The note can be converted into shares of common stock at a price of $0.11 per share for the first 180 days and after that can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. During the year ended April 30, 2024 the Company converted $54,250 into 982,112,068 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded.

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

[7]

Effective March 31, 2020, the Company entered into a second amendment to certain convertible notes with GS Capital Partners, LLC (“GS”) ($110,000 note dated September 13, 2018, $70,000 note dated September 18, 2018, $600,000 note dated October 5, 2018, and $110,000 note dated February 20, 2019) to extend the notes due dates to November 30, 2020. In consideration of the extension of the maturity dates of the notes the Company was to pay an extension fee of $200,000, which was added to the principal amount owed and would incur interest at 18% per annum. The extension fee is payable in cash at the earlier of (1) in connection with, and at the time of repayment of the Notes, or (2) on November 20, 2020, which was extended to December 31, 2024. GS, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a 40% discount from the lowest trading price during the 20 days prior to conversion (with a floor of $3.00 per share during the first six months after issuance.) During the years ended April 30, 2024 & 2023, the Company made repayments of $158,790 and $80,050 on the note principal, respectively. As of April 30, 2024 and 2023, the note had an outstanding balance of $0 and $158,790, respectively.

[8]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the year ended April 30, 2024 the Company converted $41,250 into 823,771,549 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024.

[9]

Effective February 28, 2024, the Company issued and delivered to GS a 10% convertible note in the principal amount of $65,000. The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. As of April 30, 2024, the note had an outstanding balance of $65,000.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2024 and 2023, the Company had authorized 25,001,000,000 and 10,001,000,000 shares of capital stock, consisting of 25,000,000,000 and 10,000,000,000 shares of common stock and 1,000,000 and 1,000,000 shares of preferred stock, respectively.

Common Stock Issuances

During the year ended April 30, 2024, the Company issued a total of 8,673,183 shares of its common stock: 1,674,153,605 shares converted from Series B preferred stock; 3,545,720,685 shares valued at $249,732 in conversion of convertible notes principal of $231,970, accrued interest payable of $16,142, gain on settlement of $1,148 and conversion fees of $1,620; 279,120,377 shares for accrued liabilities of $17,808 which were valued at $83,736 based on the closing market price of the Company’s stock on the day of conversions and therefore a loss of $65,928 was recognized; and 3,174,187,995 shares for accrued liabilities – related parties of $204,763 which were valued at $892,133 based on the closing market price of the Company’s stock on the day of conversion and therefore a loss of $687,370 was recognized (see Note 4).

During the year ended April 30, 2023, the Company issued a total of 748,413,613 shares of its common stock: 202,640,220 shares valued at $338,700 in conversion of convertible notes principal of $373,367 accrued interest payable of $34,667 and payment of fees of $2,700; 1,373,562 shares and 686,281 warrants (see Warrants below) for cash of $41,209, which was offset by $12,000 in offering costs; 91,414 shares issued for accrued expenses – related parties of $1,006 (see Note 4); 100,000 shares and 235,109,718 warrants (see Warrants below) issued for a debt discount valued at $17,371; 16,188,264 shares issued for the exercise of warrants; and 528,020,153 issued for the conversion of 356 shares of Series B preferred stock.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, has the right to vote on all shareholder matters equal to 51% of the total vote.

During the year ended April 30, 2024 and 2023 no preferred shares were issued.

Series B Preferred Stock

The Series B preferred stock has a stated value equal to $1,000, has no redemption or voting rights, and are entitled to receive dividends on preferred stock equal, on an as-of-converted-to-common-stock basis, to and in the same form as the dividends paid on shares of the common stock.  The Series B preferred stock was convertible, at the option of the holder, into the number of shares of common stock determined by dividing the stated value of such share of Preferred Stock by the initial Conversion Price of $0.10, which was adjusted to $0.05 per share effective June 7, 2022 and to $0.000058 effective May 5, 2023.

During the year ended April 30, 2024 the Company did not issue any shares of its Series B preferred stock, however, the Company issued 1,674,153,605 shares of its common stock upon the conversion of 115 shares of the Series B preferred stock by the holder.

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

Warrants

A summary of warrant activity during the years ended April 30, 2024 and 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2022	35,508,000	$0.06	4.64
Granted	262,371,499	$0.01
Canceled / Expired	(17,575,500)	$0.10
Exercised	(16,245,000)	$0.00

Outstanding, April 30, 2023	264,058,999	$0.01	5.03
Granted	3,359,208,693	$0.00015
Canceled / Expired	(9,000,000)	$0.20
Exercised	-	$0.00

Outstanding, April 30, 2024	3,614,267,692	$0.000212	4.66

During the year ended April 30, 2024 the Company terminated 3,000,000 warrants each to three entities affiliated with the Company’s two board members and shareholder (consultant) of more than ten percent (see Note 4). The Company accounted for this modification as a cancellation of the previous award and issuance of a new award in its place (50,000,000 warrants each or 150,000,000 total), and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value. During the year ended April 30, 2023, the Company issued 3,209,208,693 in conjunction with the issuance of debt (see Note 4 & Note 7). Of the note proceeds, $152,672 was allocated to the warrants based on relative fair values. The 3,209,208,693 warrants have an exercise price of $0.000058 and have a five-year life.

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

Common Stock Reserved

Combined with the 9,442,800,957 common shares outstanding at April 30, 2024, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

NOTE 9 – INCOME TAXES

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $23,196,985 as of April 30, 2024 that will be available to offset future taxable income. The available net operating loss carry forwards expire in various years through 2044. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2024	2023
Deferred tax asset:
Net operating loss carryforward	$4,876,239	$4,550,523
Valuation allowance	(4,876,239)	(4,550,523)

Total	$-	$-

            The components of income tax expense are as follows for the years ended April 30:

	2024	2023

Change in net operating loss benefit	$325,716	$418,328
Change in valuation allowance	(325,716)	(418,328)

Total	$-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On May 6, 2024, Sabby filed for an order of contempt against the Company for not complying with the Court’s Order issued September 13, 2023. The Company agreed in a Stipulation Resolving Motion for Contempt filed on June 10, 2024 with Sabby to increase its authorized shares reserves to 35 Billion shares and to place into reserves for Sabby conversions, 10 Billion shares. On July 17, 2024, the Parties agreed to a Stipulation withdrawing the Motion for Contempt.

The Company is in compliance with the Court’s September 13, 2023 Order.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Effective May 29, 2024 the Company entered into promissory note with a related party for $50,000 worth of proceeds and in lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date.

 On June 4, 2024, the Company entered into three promissory notes with related parties for $7,776 worth of proceeds.  The promissory notes, in lieu of interest the Company is to pay each lender 18% of the principal amount, in addition to the principal payment, on the maturity date. In addition, each promissory note was issued with extra consulting fees for each lender, totaling $15,552 and a total of 114,705,882 warrants that have an exercise price of $0.000068 and expire 5 years from the date of issuance.

On July 2, 2024, the Company entered into a promissory note with a related party for $5,000 worth of proceeds and in lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. In addition, the promissory note was issued with extra consulting fees for $5,000.

On July 8, 2024, the Company entered into a promissory note with a related party, for $180,000 to be drawn down in equal installments in July, August and September, 2024. In addition, the promissory note was issued with 2,647,058,824 warrants that have an exercise price of $0.0001 and expire 5 years from the date of issuance.

On July 17, 2024, the Company increased the authorized number of shares of common stock from 25 billion to 35 billion shares.

On July 19, 2024, the Company issued 250,000,000 shares of common stock in exchange for the conversion of 15 shares of Series B preferred stock.

