Form 10-K/A
period 2024-04-30
MMEX Resources Corp
filed 2024-07-30
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

On July 29, 2024, we filed the Annual Report on Form 10-K for the fiscal year ended April 30, 2024. The report of the independent accountants set forth on pages F-2 and F-3 contained an error in the city reference for the independent accountants. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to include the corrected opinion. As a result, this Amendment No. 1 to the Annual Report on Form 10-K/A has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 1 to the Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date.

2

Item 8. Financial Statements and Supplementary Data

The following Report of Independent Registered Public Accounting Firm replaces the report set forth on pages F-2 and F-3 of the original filing:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MMEX Resources Corporation

Opinion on the Consolidated Financial Statements

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

3

Critical Audit Matters

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

The Woodlands, TX

July 29, 2024

PCAOB ID 2738

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 30, 2024	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 30, 2024
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 30, 2024
Bruce N. Lemons

5