Form 10-Q
period 2024-07-31
MMEX Resources Corp
filed 2024-09-16
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 13, 2024, there were 9,692,800,957 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2024

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2024 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2024	April 30, 2024
Assets	(unaudited)

Current assets:
Cash	$260	$898
Prepaid expenses and other current assets	3,500	3,000
Total current assets	3,760	3,898

Property and equipment, net	1,032,312	1,041,409

Total assets	$1,036,072	$1,045,307

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$879,447	$841,602
Accrued expenses	988,179	933,143
Accounts payable and accrued expenses – related parties	1,236,256	1,030,523
Note payable, net of discount of $4,796 and $20,072 at July 31, 2024 and April 30, 2024, respectively	979,319	1,032,630
Note payable, currently in default, net of discount of $0 at July 31, 2024 and April 30, 2024, respectively	300,453	229,653
Note payable – related parties, net of discount of $81,226 and $47,152 at July 31, 2024 and April 30, 2024, respectively	124,556	73,326
Note payable – related parties, currently in default, net of discount of $0 at July 31, 2024 and April 30, 2024, respectively	35,872	-
Convertible notes payable, currently in default, net of discount of $0 at July 31, 2024 and April 30, 2024, respectively	333,955	150,000
Convertible notes payable, net of discount of $2,315 and $5,771 at July 31, 2024 and April 30, 2024, respectively	337,685	518,184
Convertible notes payable – related parties, net of discount of $0 at July 31, 2024 and April 30, 2024, respectively	50,000	50,000
Total current liabilities	5,265,722	4,859,061

Long-term liabilities	-	-

Total liabilities	5,265,722	4,859,061

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value; 35,000,000,000 shares authorized, 9,692,800,957 and 9,442,800,957 shares issued and outstanding at July 31, 2024 and April 30, 2024, respectively	9,692,800	9,442,800
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at July 31, 2024 and April 30, 2024	1	1
1,014 and 1,029 Series B preferred shares issued and outstanding at July 31, 2024 and April 30, 2024, respectively	2	2
Additional paid-in capital	67,444,289	67,654,963
Non-controlling interest	9,871	9,871
Accumulated deficit	(81,376,613)	(80,921,391)
Total stockholders’ deficit	(4,229,650)	(3,813,754)

Total liabilities and stockholders’ deficit	$1,036,072	$1,045,307

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2024	2023

Revenues	$-	$-

Operating expenses:
General and administrative expenses	350,531	324,039
Project costs	5,430	-
Depreciation and amortization	9,097	9,097

Total operating expenses	365,058	333,136

Loss from operations	(365,058)	(333,136)

Other income (expense):
Interest expense	(90,164)	(99,138)
Gain (loss) on extinguishment of liabilities	-	(753,298)

Total other income (expense)	(90,164)	(852,436)

Income (loss) before income taxes	(455,222)	(1,185,572)
Provision for income taxes	-	-

Net income (loss)	(455,222)	(1,185,572)

Net income (loss) attributable to the common shareholders	$(455,222)	$(1,185,572)

Net income (loss) per common share – basic & diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic & diluted	9,475,409,652	4,300,335,823

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2024 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2024	9,442,800,957	$9,442,800	1,000	$1	1,029	$2	$67,654,963	$9,871	$(80,921,391)	$(3,813,754)
Consideration with debt – related parties	-	-	-	-	-	-	39,326	-	-	39,326
Shares of preferred stock converted into common stock	250,000,000	250,000	-	-	(15)	-	(250,000)	-	-	-
Net (loss)	-	-	-	-			-	-	(455,222)	(455,222)

Balance, July 31, 2024	9,692,800,957	$9,692,800	1,000	$1	1,014	$2	$67,444,289	$9,871	$(81,376,613)	$(4,229,650)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(455,222)	$(1,185,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	9,097	9,097
Amortization of debt discount	40,497	24,460
Stock-based compensation	-	28,200
(Gain) loss on extinguishment of liabilities	-	753,298
(Increase) decrease in prepaid expenses and other current assets	(500)	21,000
Increase (decrease) in liabilities:
Accounts payable	37,845	20,563
Accrued expenses	55,036	83,095
Accounts payable and accrued expenses – related party	205,733	170,346
Net cash used in operating activities	(107,514)	(75,513)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	35,000
Proceeds from convertible notes payable	-	30,400
Proceeds from note payable – related parties	122,776	-
Repayments on notes payable – related parties	(15,900)	-
Net cash provided by financing activities	106,876	65,400

Net increase (decrease) in cash	(638)	(10,113)
Cash at the beginning of the period	898	10,363
Cash at the end of the period	$260	$250

Supplemental disclosure:
Interest paid	$-	$9,930
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$-	$29,389
Common stock issued for accrued liability	$-	$17,808
Common stock issued for accrued liability – related parties	$-	$204,763
Warrants issued for debt discount	$-	$44,367
Warrants issued for debt discount – related parties	$39,326	$20,323
Preferred stock converted into common stock	$250,000	$301,724

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2023 (Unaudited)

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

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Clean Fuels & Transport (formerly Refining & Transport, LLC	100%	LLC	Texas	Subsidiary
Trans Permian H2Hub, LLC	100%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary

All significant inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

The Company has adopted a fiscal year end of April 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2024 filed with the SEC on July 29, 2024.

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2024 and July 31, 2023 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the three months ended July 31, 2024 and 2023, the Company recorded stock-based compensation of $0 and $28,200, respectively.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $81,376,613 and a total stockholders’ deficit of $4,229,650 at July 31, 2024, and have reported negative cash flows from operations since inception.  While we have received debt and equity funding during the period and have cash on hand of $260 at July 31, 2024, we still have a working capital deficit of $5,261,962, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $1,236,256 and $1,030,523 as of July 31, 2024 and April 30, 2024, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the three months ended July 31, 2024, we incurred consulting fees and expense reimbursement to Maple Resources totaling $65,176 and we made payments to Maple Resources of $27,475.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. During the three months ended July 31, 2024 we recorded $15,000 for accrued consulting fees and we issued no shares for payment.

During the three months ended July 31, 2024, Maple Resources made advances to $6,130 to assist the Company with cash flow challenges, we made payments to Maple Resources of $17,275 resulting in $0 still owed as of July 31, 2024.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $369,235 ($155,000 payable in stock) and $327,049 ($140,000 payable in stock) as of July 31, 2024 and April 30, 2024, respectively.

During the three months ended July 31, 2024 and year ended April 30, 2024, Jack Hanks, our President and CEO, made advances of $2,500 and $2,190 to assist the Company with cash flows challenges, resulting in $5,493 and $2,190 included in accounts payable and accrued expenses – related parties as July 31, 2024 and April 30, 2024.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the three months ended July 31, 2024 we recorded $7,500 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $23,571.

During the year ended April 30, 2024, Mrs. Hanks made advances of $5,845 to assist the Company with cash flow challenges, resulting in $5,845 still owed as of July 31, 2024.

Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $183,704 ($77,500 payable in stock) and $152,633 ($70,000 payable in stock) as of July 31, 2024 and April 30, 2024, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the three months ended July 31, 2024 we incurred $40,500 for fees and expense reimbursements to the children and we made payments of $3,400. Amounts included in accounts payable and accrued expenses – related parties due to the CEO’s children totaled $165,584 and $128,484 as of July 31, 2024 and April 30, 2024, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. During the three months ended July 31, 2024 we recorded $7,500 for the amount payable in stock under the consulting agreement, we incurred $5,200 for other consulting fees and made no payments.

Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $82,700 ($77,500 payable in stock) and $70,000 (all payable in stock) as of July 31, 2024 and April 30, 2024, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. During the three months ended July 31, 2024 we recorded $60,000 ($15,000 payable in stock) and $5,176 of other consulting fees.

During the year ended April 30, 2024, Nabil Katabi made advances of $16,220 to assist the Company with cash flow challenges, resulting in $16,220 still owed as of July 31, 2024.

Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $429,540 and $349,364 as of July 31, 2024 and April 30, 2024, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	July 31, 2024	April 30, 2024
Convertible note payable with Maple Resources Corporation, matures on October 13, 2024, with interest at 5%, convertible into common shares of the Company [1]	$50,000	$50,000
Less discount	-	-
Total	$50,000	$50,000

[1]

This convertible note was entered into on October 13, 2023 in exchange for cash of $50,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. As of July 31, 2024 and April 30, 2024 accrued interest on the convertible note was $1,383 and $753, respectively.

Notes Payable – Related Parties, Currently in Default

Notes payable – related parties, currently in default consist of the following at:

	July 31, 2024	April 30, 2024
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$11,800	$-
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	4,720	-
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	7,552	-
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	5,900	-
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	5,900	-
Total	35,872
Less discount	-	-
Net	$35,872	-

[1]

Effective May 7, 2023, the Company entered into a promissory note with Lake of Silver, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $10,000 and a maturity date of May 7, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 156,739,812 warrants, thus $7,265 of the $10,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

[2]

Effective May 16, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $4,000 and a maturity date of May 16, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $720 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 62,695,925 warrants, thus $3,198 of the $4,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

[3]

Effective May 31, 2023, the Company entered into a promissory note with BNL Family Trust, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $6,400 and a maturity date of May 31, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,152 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 100,313,480 warrants, thus $5,386 of the $6,400 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

[4]

Effective June 6, 2023, the Company entered into a promissory note with Nabil Katabi, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $5,000 and a maturity date of June 6, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 78,369,906 warrants, thus $4,474 of the $5,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

[5]

Effective July 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with $5,000 consulting fee under a subscription agreement. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	July 31, 2024	April 30, 2024
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$-	$11,800
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	-	4,720
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	-	7,552
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	-	5,900
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	-	5,900
Note payable to a related party with an issue date of November 3, 2023 with interest at 18% [6]	8,260	8,260
Note payable to a related party with an issue date of February 12, 2024 with interest at 18% [8]	2,006	2,006
Note payable to a related party with an issue date of March 17, 2024 with interest at 18% [9]	-	7,080
Note payable to a related party with an issue date of April 25, 2024 with interest at 18% [10]	5,340	8,260
Note payable to a related party with an issue date of April 26, 2024 with interest at 18% [11]	59,000	59,000
Note payable to a related party with an issue date of May 29, 2024 with interest at 18% [12]	59,000	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [13]	3,068	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [14]	3,054	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [15]	3,054	-
Note payable to a related party with an issue date of July 2, 2024 with interest at 18% [16]	-	-
Note payable to a related party with an issue date of July 8, 2024 with interest at 5% [17]	63,000	-
Total	205,782	120,478
Less discount	(81,226)	(47,152)
Net	$124,556	$73,326

[1]

Effective May 7, 2023, the Company entered into a promissory note with Lake of Silver, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $10,000 and a maturity date of May 7, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 156,739,812 warrants, thus $7,265 of the $10,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

[2]

Effective May 16, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $4,000 and a maturity date of May 16, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $720 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 62,695,925 warrants, thus $3,198 of the $4,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

16

[3]

Effective May 31, 2023, the Company entered into a promissory note with BNL Family Trust, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $6,400 and a maturity date of May 31, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,152 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 100,313,480 warrants, thus $5,386 of the $6,400 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

[4]

Effective June 6, 2023, the Company entered into a promissory note with Nabil Katabi, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $5,000 and a maturity date of June 6, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 78,369,906 warrants, thus $4,474 of the $5,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

[5]

Effective July 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with $5,000 consulting fee under a subscription agreement. As of July 31, 2024, the note payable went into default and subsequently on August 1, 2024 the note payable was extended to October 1, 2025.

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

[9]

Effective March 17, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,000 and a maturity date of March 17, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,080 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of July 31, 2024 the loan was paid back in full.

[10]

Effective April 25, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of April 25, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note. As of July 31, 2024, the note had an outstanding balance of $5,340.

17

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

[12]

Effective May 29, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $50,000 and a maturity date of May 29, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

[13]

Effective June 4, 2024, the Company entered into a promissory note with BNL Family Trust, a related party. The note has a principal amount of $2,600 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $468 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,443 of the $2,600 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

[14]

Effective June 4, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $2,588 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $466 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,439 of the $2,588 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

[15]

Effective June 4, 2024, the Company entered into a promissory note with Nabil Katabi, a related party. The note has a principal amount of $2,588 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $466 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,439 of the $2,588 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

[16]

Effective July 2, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 2, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of July 31, 2024 the loan was paid back in full.

[17]

Effective July 8, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $180,000 to be funded in three drawdowns of $60,000 each and a maturity date of July 8, 2025. In lieu of interest the Company is to pay the lender 5% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $3,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 2,647,058,824 warrants, thus $35,006 of the $60,000 in note proceeds, from the first drawdown, were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount.

Equity Activity – Related Parties

During the three months ended July 31, 2024, the Company issued 2,761,764,706 warrants in consideration of debt therefore $39,326 of note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2024	April 30, 2024

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Refinery land	721,828	721,828
Refinery land improvements	468,615	468,615
Refinery land easements	37,015	37,015
	1,247,877	1,247,877
Less accumulated depreciation and amortization	(215,565)	(206,468)

	$1,032,312	$1,041,409

Depreciation and amortization expense totaled $9,097 and $9,097 for the three months ended July 31, 2024 and 2023, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2024	April 30, 2024

Accrued payroll	$30,090	$30,090
Accrued consulting	32,000	26,000
Accrued interest and penalties	831,915	782,879
Other	94,174	94,174

	$988,179	$933,143

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	July 31, 2024	April 30, 2024

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of April 25, 2023 with interest at 18% [2]	17,700	17,700
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	70,800	-
Total	300,453	229,653
Less Discount	-	-
Net	$300,453	$229,653

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

[2]

Effective April 25, 2023, the Company entered into a promissory note with Poppy, LLC through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $15,000 and a maturity date of April 25, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $2,700 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 235,109,718 warrants, thus $11,991 of the $15,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 25, 2024 the note went into default as the due date had passed with no extension.

[3]

Effective July 14, 2023, the Company entered into a promissory note with Eduardo Alberto Maldonado through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $60,000 and a maturity date of July 14, 2024. The Company received $35,000 cash and rolled $25,000 from a prior convertible note payable into this loan. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $10,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 300,000,000 warrants, which was recorded at the fair market value of $150,000 with an increase in additional paid-in capital and the Company recognized a loss on settlement of debt of $67,196 for the extinguishment of debt of prior convertible note and accrued interest. On July 14, 2024 the note went into default as the due date had passed with no extension.

Notes Payable

Notes payable consist of the following at:

	July 31, 2024	April 30, 2024
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$88,815	$88,815
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [2]	23,600	23,600
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	-	70,800
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	38,350	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	38,350	38,350
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [6]
$250,000 draw on March 5, 2021	250,000	250,000
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022	50,000	50,000
$295,000 draw on December 18, 2023	295,000	295,000
Total	984,115	1,054,915
Less Discount	(4,796)	(22,285)
Net	$979,319	$1,032,630

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

[3]

 Effective July 14, 2023, the Company entered into a promissory note with Eduardo Alberto Maldonado through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $60,000 and a maturity date of July 14, 2024. The Company received $35,000 cash with the remainder to be funded on or before December 31, 2023. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $6,300 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 300,000,000 warrants, thus $28,379 of the $35,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On July 14, 2024 the note went into default as the due date had passed with no extension.

21

[4]

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

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2024	April 30, 2024
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	100,000	100,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	183,955	-
Total	333,955	150,000
Less discount	-	-
Net	$333,955	$150,000

[1]

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations. On December 31, 2010 the note went into default as the due date had passed with no extension.

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

[3]

Effective February 28, 2023, the Company entered into a convertible promissory note with a principal amount of $226,875 with Sabby Volatility Warrant Master Fund, Ltd. This note was in exchange for a prior promissory note dated March 3, 2022 with principal due of $181,500 and accrued interest of $8,749, wherein the Company also incurred $36,626 worth of financing fees for the exchange. The note has an interest rate of 10% per annum and a maturity date of May 1, 2024. The note can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. On May 1, 2024 the note went into default as the due date had passed with no extension.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	July 31, 2024	April 30, 2024
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [1]	$200,000	$200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [2]	-	183,955
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [3]	55,000	55,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	20,000	20,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	65,000	65,000
Total	340,000	523,955
Less discount	(2,315)	(5,771)

Net	$337,685	$518,184

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

[2]

Effective February 28, 2023, the Company entered into a convertible promissory note with a principal amount of $226,875 with Sabby Volatility Warrant Master Fund, Ltd. This note was in exchange for a prior promissory note dated March 3, 2022 with principal due of $181,500 and accrued interest of $8,749, wherein the Company also incurred $36,626 worth of financing fees for the exchange. The note has an interest rate of 10% per annum and a maturity date of May 1, 2024. The note can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. On May 1, 2024 the note went into default as the due date had passed with no extension.

24

[3]

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

[4]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the year ended April 30, 2024 the Company converted $41,250 into 823,771,549 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. As of July 31, 2024, the note had an outstanding balance of $20,000.

[5]

Effective February 28, 2024, the Company issued and delivered to GS a 10% convertible note in the principal amount of $65,000.The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of July 31, 2024 and April 30, 2024, the Company has authorized 35,001,000,000 and 25,001,000,000 shares of capital stock, consisting of 35,000,000,000 and 25,000,000,000 shares of common stock and 1,000,000 and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the three months ended July 31, 2024, the Company issued a total of 250,000,000 shares of its common stock by converting from Series B preferred stock.

During the three months ended July 31, 2023, the Company issued a total of 4,111,741,130 shares of its common stock: 301,724,139 shares converted from Series B preferred stock; 356,708,619 shares valued at $29,389 in conversion of convertible notes principal of $27,450, accrued interest payable of $1,399 and conversion fees of $540; 279,120,377 for accrued liabilities of $17,808 which were valued at $83,736 based on the closing market price of the Company’s stock on the day of conversions and therefore a loss of $65,928 was recognized; and 3,174,187,995 shares for accrued liabilities – related parties of $204,763 which were valued at $892,133 based on the closing market price of the Company’s stock on the day of conversion and therefore a loss of $687,370 was recognized (see Note 4 & 7).

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, have the right to vote on all shareholder matters equal to 51% of the total vote.

During the three months ended July 31, 2024 and 2023 the Company did not issue any shares of its Series A preferred stock.

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

During the three months ended July 31, 2024 and 2023 the Company did not issue any shares of its Series B preferred stock. During the three months ended July 31, 2024 and 2023, 15 and 35 shares, respectively of Series B preferred stock were converted into 250,000,000 and 301,724,139 shares of common stock in accordance with the terms set forth in the certificate of designation, therefore no gain or loss was recorded.

Warrants

A summary of warrant activity during the three months ended July 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2024	3,614,267,692	$0.000212	4.66
Granted	2,761,764,706	$0.0001	4.94
Cancelled / Expired	-	$-

Outstanding, July 31, 2024	6,376,032,398	$0.000163	4.64

During the three months ended July 31, 2024 the Company issued warrants with debt arrangements that were recorded as debt discounts: 2,761,764,706 warrants to related parties valued at $39,326 (see Note 4).

Common Stock Reserved

Combined with the 9,692,800,957 common shares outstanding as of July 31, 2024, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

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

Subsequent to July 31, 2024, the Company amended its Articles of Incorporation to amend the authorized shares to fifty billion one million (50,001,000,000) shares, which will consist of fifty billion (50,000,000,000) shares of common stock, par value $0.001 per share and one million (1,000,000) shares of preferred stock, par value $0.001 per share.

On August 1, 2024 the Company approved an extension agreement on a promissory note with a non-related party.

On August 1, 2024 the Company approved amended compensation agreements with four related party independent contractors.

On August 1, 2024 the Company approved extension agreements on five related party notes payable.

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

Our portfolio contains the following pipeline of planned projects:

Pecos Clean Fuel & Transport, LLC

Project 1: Pecos Clean Fuels & Transport, LLC -Ultra Clean Fuels Refining-Pecos County, Texas

We have teamed with Polaris Engineering to develop an ultra-clean transportation fuel, up to 11,600 barrel per day federate crude oil refining facility at our Pecos County, Texas site to produce zero sulfur 87° gasoline, ultra-low sulfur diesel and low-sulphur fuel oil, utilizing the Polaris Ultra FuelsTM patented concept, which removes over 95% emissions of a standard refinery along with planned carbon capture features. The Ultra Fuels TM concept, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) study, features modular facilities to take advantage of proximity to Permian Basin fuel markets and to locate directly near crude oil production areas near the Company’s owned 126-acre site. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time and more rapid implementation. The modular with reduced footprint, as well as lower emissions, also allows for faster permitting which we obtained for this facility from the Texas Commission on Environmental Quality on February 18, 2022.

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

General and Administrative Expenses

Our general and administrative expenses increased to $350,531 for the three months ended July 31, 2024 from $324,039 for the three months ended July 31, 2023. The increase is a result of the Company recognizing additional consultant fees during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. The levels of spending on our projects will vary from period to period based on availability of financing. Our project costs have increased to $5,430 for the three months ended July 31, 2024 from $0 for the three months ended July 31, 2023. The increase is a result of costs on our Trans Permian H2Hub project during the three months ended July 31, 2024 versus no project costs during the three months ended July 31, 2023.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $9,097 and $9,097 for the three months ended July 31, 2024 and 2023, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $90,164 and $99,138 for the three months ended July 31, 2024 and 2023, respectively. The decrease in interest expense is due to new non-related party notes payable and related party notes payable in the current period, as a result of borrowing funds to assist with cash flows, containing provisions in lieu of interest. Additionally, the debt also resulted in amortization of debt discount to interest expense incurred in the period.

We reported a net gain (loss) on extinguishment of liabilities of $0 and $(753,298) for the three months ended July 31, 2024 and 2023, respectively. The loss in the prior period was due to accrued liabilities being converted into common shares that were valued in excess of the liabilities being extinguished.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(455,222) and $(1,185,572) for the three months ended July 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working Capital

As of July 31, 2024, we had current assets of $3,760, comprised of cash and prepaid expenses, and current liabilities of $5,265,722, resulting in a working capital deficit of $5,261,962.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2024 and 2023 were as follows:

	2024	2023

Cash, beginning of period	$898	$10,363
Net cash used in operating activities	(107,514)	(75,513)
Net cash used in investing activities	-	-
Net cash provided by financing activities	106,876	65,400

Cash, end of period	$260	$250

We used net cash of $107,514 in operating activities for the three months ended July 31, 2024 as a result of our net loss of $455,222, an increase in prepaid expenses of $500, offset by non-cash net expense totaling $49,594, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $298,614.

We used net cash of $75,513 in operating activities for the three months ended July 31, 2023 as a result of our net loss of $1,185,572, offset by non-cash net expense totaling $815,055, a decrease in prepaid expenses of $21,000, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $274,004.

Net cash used in investing activities for the three months ended July 31, 2024 and 2023 was $0.

Net cash provided by financing activities for the three months ended July 31, 2024 was $106,876, comprised of proceeds from notes payable -related parties of $122,776 offset by repayments of notes payable – related parties of $15,900.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2024 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended July 31, 2024.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of July 31, 2024, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2024 the Company issued 250,000,000 shares of its common stock in exchange for the conversion of 15 shares of its Series B preferred stock.

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

MMEX Resources Corporation

Dated: September 16, 2024	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

