Form 10-Q
period 2024-10-31
MMEX Resources Corp
filed 2024-12-16
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 16, 2024, there were 9,692,800,957 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED OCTOBER 31, 2024

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	October 31, 2024	April 30, 2024
Assets	(unaudited)

Current assets:
Cash	$6,913	$898
Prepaid expenses and other current assets	3,500	3,000
Total current assets	10,413	3,898

Property and equipment, net	1,023,212	1,041,409

Total assets	$1,033,625	$1,045,307

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$905,868	$841,602
Accrued expenses	1,052,166	933,143
Accounts payable and accrued expenses – related parties	1,381,201	1,030,523
Note payable, net of discount of $2,607 and $22,285 at October 31, 2024 and April 30, 2024, respectively	906,292	1,032,630
Note payable, currently in default, net of discount of $0 at October 31, 2024 and April 30, 2024, respectively	377,153	229,653
Note payable – related parties, net of discount of $111,086 and $47,152 at October 31, 2024 and April 30, 2024, respectively	341,444	73,326
Convertible notes payable, currently in default, net of discount of $0 at October 31, 2024 and April 30, 2024, respectively	398,955	150,000
Convertible notes payable, net of discount of $616 and $5,771 at October 31, 2024 and April 30, 2024, respectively	274,384	518,184
Convertible notes payable – related parties, net of discount of $9,751 and $0 at October 31, 2024 and April 30, 2024, respectively	62,253	50,000
Total current liabilities	5,699,716	4,859,061

Long-term liabilities	-	-

Total liabilities	5,699,716	4,859,061

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock; $0.001 par value; 50,000,000,000 shares authorized, 9,692,800,957 and 9,442,800,957 shares issued and outstanding at October 31, 2024 and April 30, 2024, respectively	9,692,800	9,442,800
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at October 31, 2024 and April 30, 2024	1	1
1,014 and 1,029 Series B preferred shares issued and outstanding at October 31, 2024 and April 30, 2024, respectively	2	2
Additional paid-in capital	67,479,295	67,654,963
Non-controlling interest	9,871	9,871
Accumulated deficit	(81,848,060)	(80,921,391)
Total stockholders’ deficit	(4,666,091)	(3,813,754)

Total liabilities and stockholders’ deficit	$1,033,625	$1,045,307

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	358,169	312,175	708,700	636,213
Project costs	-	5,482	5,430	5,482
Depreciation and amortization	9,100	9,100	18,197	18,197

Total operating expenses	367,269	326,757	732,327	659,892

Loss from operations	(367,269)	(326,757)	(732,327)	(659,892)

Other income (expense):
Interest expense	(84,165)	(108,952)	(174,329)	(208,091)

Loss on extinguishment of debt	(20,013)	-	(20,013)	-
Gain (loss) on extinguishment of liabilities	-	1,148	-	(752,150)

Total other income (expense)	(104,178)	(107,804)	(194,342)	(960,241)

Income (loss) before income taxes	(471,447)	(434,561)	(926,669)	(1,620,133)
Provision for income taxes	-	-	-	-

Net income (loss)	(471,447)	(434,561)	(926,669)	(1,620,133)

Net income (loss) attributable to the common shareholders	$(471,447)	$(434,561)	$(926,669)	$(1,620,133)

Net income (loss) per common share – basic and diluted	$(0.0001)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	9,692,800,957	6,957,495,841	9,584,105,305	5,628,915,833

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Six Months Ended October 31, 2024 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2024	9,442,800,957	$9,442,800	1,000	$1	1,029	$2	$67,654,963	$9,871	$(80,921,391)	$(3,813,754)
Consideration with debt – related parties	-	-	-	-	-	-	39,326	-	-	39,326
Shares of preferred stock converted into common stock	250,000,000	250,000	-	-	(15)	-	(250,000)	-	-	-
Net (loss)	-	-	-	-			-	-	(455,222)	(455,222)
Balance, July 31, 2024	9,692,800,957	9,692,800	1,000	1	1,014	2	67,444,289	9,871	(81,376,613)	(4,229,650)
Consideration with debt – related parties	-	-	-	-	-	-	35,006	-	-	35,006
Net (loss)	-	-	-	-	-	-	-	-	(471,447)	(471,447)
Balance, October 31, 2024	9,692,800,957	$9,692,800	1,000	$1	1,014	$2	$67,479,295	$9,871	$(81,848,060)	$(4,666,091)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(926,669)	$(1,620,133)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	18,197	18,197
Amortization of debt discount	81,695	63,011
Stock-based compensation	-	28,200
Note recorded for loan penalties	-	25,000
Loss on extinguishment of liabilities	-	752,150
Loss on extinguishment of debt	20,013	-
(Increase) decrease in prepaid expenses and other current assets	(500)	18,500
Increase (decrease) in liabilities:
Accounts payable	64,266	38,215
Accrued expenses	119,023	89,074
Accounts payable and accrued expenses – related party	352,390	375,622
Net cash used in operating activities	(271,585)	(212,164)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	7,000	100,000
Proceeds from convertible notes payable	-	50,000
Repayments of notes payable	(16,276)	(8,614)
Repayments of convertible notes payable	-	(19,590)
Proceeds from convertible notes payable – related parties		50,000
Proceeds from notes payable – related parties	302,776	30,400
Repayments on notes payable – related parties	(15,900)	-
Net cash provided by financing activities	277,600	202,196

Net increase (decrease) in cash	6,015	(9,968)
Cash at the beginning of the period	898	10,363
Cash at the end of the period	$6,913	$395

Supplemental disclosure:
Interest paid	$2,152	$20,945
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$-	$204,001
Common stock issued for accrued liability	$-	$17,808
Related party convertible note for note payable	$-	$20,000
Common stock issued for accrued liability – related parties	$-	$204,763
Warrants issued for debt discount	$-	$86,410
Warrants issued for debt discount – related parties	$74,332	$20,323
Preferred stock converted into common stock	$250,000	$652,633

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended October 31, 2024 (Unaudited)

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the six months ended October 31, 2024 and October 31, 2023 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the six months ended October 31, 2024 and 2023, the Company recorded stock-based compensation of $0 and $28,200, respectively.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $81,848,060 and a total stockholders’ deficit of $4,666,091 at October 31, 2024, and have reported negative cash flows from operations since inception.  While we have received debt and equity funding during the period and have cash on hand of $6,913 at October 31, 2024, we still have a working capital deficit of $5,689,303, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $1,381,201 and $1,030,523 as of October 31, 2024 and April 30, 2024, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the six months ended October 31, 2024, we incurred consulting fees and expense reimbursement to Maple Resources totaling $125,176 and we made payments to Maple Resources of $84,100.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024 the consulting agreement was amended to provide the issuance of shares of our common stock each month with a value of $7,500, with the numbers of shares issued based on the factor of 10% above the lowest notice of conversion price by a 3rd party for the trailing month. During the six months ended October 31, 2024 we recorded $37,500 for accrued consulting fees and we issued no shares for payment.

During the six months ended October 31, 2024, Maple Resources made advances to $6,665 to assist the Company with cash flow challenges, we made payments to Maple Resources of $17,810 resulting in $0 still owed as of October 31, 2024.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $393,726 ($177,500 payable in stock) and $327,049 ($140,000 payable in stock) as of October 31, 2024 and April 30, 2024, respectively.

During the six months ended October 31, 2024 and year ended April 30, 2024, Jack Hanks, our President and CEO, made advances of $2,500 and $2,190 to assist the Company with cash flows challenges, resulting in $5,493 and $2,190 included in accounts payable and accrued expenses – related parties as October 31, 2024 and April 30, 2024.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. Effective August 1, 2024 the consulting agreement was amended to provide the issuance of shares of our common stock each month with a value of $3,500, with the numbers of shares issued based on the factor of 10% above the lowest notice of conversion price by a 3rd party for the trailing month. During the six months ended October 31, 2024 we recorded $18,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $41,354. We made no payments and issued no shares for payment during the six months ended October 31, 2024.

During the year ended April 30, 2024, Mrs. Hanks made advances of $5,845 to assist the Company with cash flow challenges, resulting in $5,845 still owed as of October 31, 2024.

Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $211,987 ($88,000 payable in stock) and $152,633 ($70,000 payable in stock) as of October 31, 2024 and April 30, 2024, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the six months ended October 31, 2024 we incurred $66,000 for fees and expense reimbursements to the children and we made payments of $5,900. Amounts included in accounts payable and accrued expenses – related parties due to the CEO’s children totaled $188,584 and $128,484 as of October 31, 2024 and April 30, 2024, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024 the consulting agreement was amended to provide the issuance of shares of our common stock each month with a value of $2,500, with the numbers of shares issued based on the factor of 10% above the lowest notice of conversion price by a 3rd party for the trailing month. During the six months ended October 31, 2024 we recorded $15,000 for the amount payable in stock under the consulting agreement, we incurred $5,200 for other consulting fees and made no payments.

Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $90,200 ($85,000 payable in stock) and $70,000 (all payable in stock) as of October 31, 2024 and April 30, 2024, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000. During the six months ended October 31, 2024, we incurred consulting fees and expense reimbursement to Nabil Katabi totaling $134,346 and we made payments of $30,000.

In addition, the consulting agreement provides for the issuance to Nabil Katabi of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024 the consulting agreement was amended to provide the issuance of shares of our common stock each month with a value of $7,500, with the numbers of shares issued based on the factor of 10% above the lowest notice of conversion price by a 3rd party for the trailing month. During the six months ended October 31, 2024 we recorded $37,500 for accrued consulting fees and we issued no shares for payment.

During the year ended April 30, 2024, Nabil Katabi made advances of $16,220 to assist the Company with cash flow challenges, resulting in $16,220 still owed as of October 31, 2024.

Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $491,210 ($129,500 payable in stock) and $349,364 ($92,000 payable in stock) as of October 31, 2024 and April 30, 2024, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	October 31, 2024	April 30, 2024
Convertible note payable with Maple Resources Corporation, matures on October 13, 2024, with interest at 5%, convertible into common shares of the Company [1]	$-	$50,000
Convertible note payable with Maple Resources Corporation, matures on October 14, 2025, with interest at 18% [2]	72,004	-
Less discount	(9,751)	-
Total	$62,253	$50,000

[1]

This convertible note with Maple Resources, a related party, was entered into on October 13, 2023 in exchange for cash of $50,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. As of October 31, 2024 and April 30, 2024 accrued interest on the convertible note was $0 and $753, respectively. On September 17, 2024 the principle and accrued interest of $51,712 were rolled into a new convertible note, therefore the loan was considered paid in full.

[2]

On September 17, 2024 the Company executed a convertible note with Maple Resources, a related party, with a face amount of $51,712, convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. The note has a maturity date of October 14, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $10,984 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, a loss of extinguishment of debt of $9,308 was recorded and included in other income (expenses) within the accompanying statement of operations.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	October 31, 2024	April 30, 2024
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$16,430	$11,800
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	6,572	4,720
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	10,515	7,552
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	8,215	5,900
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	8,215	5,900
Note payable to a related party with an issue date of November 3, 2023 with interest at 18% [6]	8,260	8,260
Note payable to a related party with an issue date of February 12, 2024 with interest at 18% [7]	2,006	2,006
Note payable to a related party with an issue date of March 17, 2024 with interest at 18% [8]	-	7,080
Note payable to a related party with an issue date of April 25, 2024 with interest at 18% [9]	5,340	8,260
Note payable to a related party with an issue date of April 26, 2024 with interest at 18% [10]	59,000	59,000
Note payable to a related party with an issue date of May 29, 2024 with interest at 18% [11]	59,000	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [12]	3,068	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [13]	3,054	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [14]	3,054	-
Note payable to a related party with an issue date of July 2, 2024 with interest at 18% [15]	-	-
Note payable to a related party with an issue date of July 8, 2024 with interest at 5% [16]
$60,000 draw on July 8, 2024	63,000	-
$60,000 draw on August 14, 2024	63,000	-
$60,000 draw on September 16, 2024	63,000	-
Note payable to a related party with an issue date of October 16, 2024 with interest at 18% [17]
$60,000 draw on October 20, 2024	70,800	-
Total	452,529	120,478
Less discount	(111,085)	(47,152)
Net	$341,444	$73,326

15

[1]

Effective May 7, 2023, the Company entered into a promissory note with Lake of Silver, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $10,000 and a maturity date of May 7, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 156,739,812 warrants, thus $7,265 of the $10,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. The Company determined the extension and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt of $2,124, which was included in other income (expenses) within the accompanying statement of operations. In addition, $2,506 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

[2]

Effective May 16, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $4,000 and a maturity date of May 16, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $720 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 62,695,925 warrants, thus $3,198 of the $4,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. The Company determined the extension and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt of $850, which was included in other income (expenses) within the accompanying statement of operations. In addition, $1,003 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

[3]

Effective May 31, 2023, the Company entered into a promissory note with BNL Family Trust, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $6,400 and a maturity date of May 31, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,152 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 100,313,480 warrants, thus $5,386 of the $6,400 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. The Company determined the extension and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt of $1,359, which was included in other income (expenses) within the accompanying statement of operations. In addition, $1,604 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

[4]

Effective June 6, 2023, the Company entered into a promissory note with Nabil Katabi, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $5,000 and a maturity date of June 6, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 78,369,906 warrants, thus $4,474 of the $5,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. The Company determined the extension and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt of $1,062, which was included in other income (expenses) within the accompanying statement of operations. In addition, $1,253 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

16

[5]

Effective July 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with $5,000 consulting fee under a subscription agreement. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. The Company determined the extension and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt of $1,062, which was included in other income (expenses) within the accompanying statement of operations. In addition, $1,253 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

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

[8]

Effective March 17, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,000 and a maturity date of March 17, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,080 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of October 31, 2024 the loan was paid back in full.

[9]

Effective April 25, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of April 25, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note. As of October 31, 2024, the note had an outstanding balance of $5,340.

[10]

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

[11]

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

[12]

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

17

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

[15]

Effective July 2, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 2, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of October 31, 2024 the loan was paid back in full.

[16]

Effective July 8, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $180,000 to be funded in three drawdowns of $60,000 each and a maturity date of July 8, 2025. In lieu of interest the Company is to pay the lender 5% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 2,647,058,824 warrants, thus $35,006 of the $60,000 in note proceeds, from the first drawdown, were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. All three drawdowns of $60,000 each for a total of $180,000 were made under the Note.

[17]

Effective October 16, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $180,000 to be funded in three drawdowns of $60,000 each and a maturity date of October 16, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $10,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 2,647,058,824 warrants, thus $35,006 of the $60,000 in note proceeds, from the first drawdown, were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. One drawdown of $60,000 was made on October 16, 2024 and a second one of $60,000 was made on November 21, 2024.

Equity Activity – Related Parties

During the six months ended October 31, 2024, the Company issued 5,408,823,530 warrants in consideration of debt therefore $74,332 of note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 31, 2024	April 30, 2024

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Refinery land	721,828	721,828
Refinery land improvements	468,615	468,615
Refinery land easements	37,015	37,015
	1,247,877	1,247,877
Less accumulated depreciation and amortization	(224,665)	(206,468)

	$1,023,212	$1,041,409

Depreciation and amortization expense totaled $18,197 and $18,197 for the six months ended October 31, 2024 and 2023, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 31, 2024	April 30, 2024

Accrued payroll	$30,090	$30,090
Accrued consulting	55,500	26,000
Accrued interest and penalties	872,402	782,879
Other	94,174	94,174

	$1,052,166	$933,143

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	October 31, 2024	April 30, 2024

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of April 25, 2023 with interest at 18% [2]	17,700	17,700
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	70,800	-
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	38,350	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	38,350	38,350
Total	377,153	229,653
Less Discount	-	-
Net	$377,153	$229,653

19

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

[4]

Effective August 15, 2023, the Company entered into a promissory note with Eduardo Alberto Maldonado through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $32,500 and a maturity date of August 15, 2024. The Company received $32,500 cash. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $5,850 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 325,000,000 warrants, thus $16,250 of the $32,500 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 15, 2024 the note went into default as the due date has passed with no extension.

[5]

Effective September 14, 2023, the Company entered into a promissory note with Eduardo Alberto Maldonado through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $32,500 and a maturity date of September 14, 2024. The Company received $32,500 cash. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $5,850 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 625,000,000 warrants, thus $25,794 of the $32,500 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On September 14, 2024 the note went into default as the due date has passed with no extension.

Notes Payable

Notes payable consist of the following at:

	October 31, 2024	April 30, 2024
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$81,039	$88,815
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [2]	32,860	23,600
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	-	70,800
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	-	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	-	38,350
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [6]
$250,000 draw on March 5, 2021	250,000	250,000
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022	50,000	50,000
$295,000 draw on December 18, 2023	295,000	295,000
Note payable to an unrelated party with an issue date of September 13, 2024 with interest at 18% [7]	-	-
Total	908,899	1,054,915
Less Discount	(2,607)	(22,285)
Net	$906,292	$1,032,630

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum. As of October 31, 2024 and April 30, 2024 accrued interest on the convertible note was $4,283 and $2,840, respectively.

[2]

Effective June 2, 2023, the Maple Resources Corporation, the Company’s wholly owned subsidiary entered into an exchange agreement with Seeta Zieger Trust and a subscription agreement through the Company’s wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. Seeta Zieger Trust acquired, through the exchange agreement, the rights to the “Maple Note” (a convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company). The note has a principal amount of $20,000 and a maturity date of June 2, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $3,600 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 313,479,624 warrants, thus $15,988 of the $20,000 in the note converted were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to December 2, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. The Company determined the extension and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt of $4,248, which was included in other income (expenses) within the accompanying statement of operations. In addition, $5,013 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

21

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

[4]

Effective August 15, 2023, the Company entered into a promissory note with Eduardo Alberto Maldonado through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $32,500 and a maturity date of August 15, 2024. The Company received $32,500 cash. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $5,850 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 325,000,000 warrants, thus $16,250 of the $32,500 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 15, 2024 the note went into default as the due date has passed with no extension.

[5]

Effective September 14, 2023, the Company entered into a promissory note with Eduardo Alberto Maldonado through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $32,500 and a maturity date of September 14, 2024. The Company received $32,500 cash. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $5,850 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 625,000,000 warrants, thus $25,794 of the $32,500 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On September 14, 2024 the note went into default as the due date has passed with no extension.

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

[7]

Effective September 13, 2024, the Company entered into a promissory note with Poppy, LLC, with a principal amount of $5,000 and a maturity date of September 13, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,500 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of October 31, 2024 the loan was paid back in full.

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	October 31, 2024	April 30, 2024
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	100,000	100,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	183,955	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [4]	65,000	-
Total	398,955	150,000
Less discount	-	-
Net	$398,955	$150,000

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

[4]

Effective February 28, 2024, the Company issued and delivered to GS a 10% convertible note in the principal amount of $65,000. The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On August 28, 2024 the note went into default as the due date had passed with no extension.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	October 31, 2024	April 30, 2024
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [1]	$200,000	$200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [2]	-	183,955
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [3]	55,000	55,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	20,000	20,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	65,000
Total	275,000	523,955
Less discount	(616)	(5,771)

Net	$274,384	$518,184

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

[4]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the year ended April 30, 2024 the Company converted $41,250 into 823,771,549 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. As of October 31, 2024, the note had an outstanding balance of $20,000.

[5]

Effective February 28, 2024, the Company issued and delivered to GS a 10% convertible note in the principal amount of $65,000. The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On August 28, 2024 the note went into default as the due date had passed with no extension.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of October 31, 2024 and April 30, 2024, the Company has authorized 50,001,000,000 and 25,001,000,000 shares of capital stock, consisting of 50,000,000,000 and 25,000,000,000 shares of common stock and 1,000,000 and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the six months ended October 31, 2024, the Company issued a total of 250,000,000 shares of its common stock by converting from Series B preferred stock.

During the six months ended October 31, 2023, the Company issued a total of 6,863,204,529 shares of its common stock: 652,633,230 shares converted from Series B preferred stock; 2,757,262,927 shares valued at $204,001 in conversion of convertible notes principal of $193,170, accrued interest payable of $9,751, gain on settlement of $1,148 and conversion fees of $1,080; 279,120,377 shares for accrued liabilities of $17,808 which were valued at $83,736 based on the closing market price of the Company’s stock on the day of conversions and therefore a loss of $65,928 was recognized; and 3,174,187,995 shares for accrued liabilities – related parties of $204,763 which were valued at $892,133 based on the closing market price of the Company’s stock on the day of conversion and therefore a loss of $687,370 was recognized.

Series A Preferred Stock

The Series A preferred stock has no redemption, conversion or dividend rights; however, the holders of the Series A preferred stock, voting separately as a class, have the right to vote on all shareholder matters equal to 51% of the total vote.

During the six months ended October 31, 2024 and 2023 the Company did not issue any shares of its Series A preferred stock.

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

During the six months ended October 31, 2024 and 2023 the Company did not issue any shares of its Series B preferred stock. During the six months ended October 31, 2024 and 2023, 15 and 54 shares, respectively of Series B preferred stock were converted into 250,000,000 and 652,633,230 shares of common stock in accordance with the terms set forth in the certificate of designation, therefore no gain or loss was recorded.

Warrants

A summary of warrant activity during the six months ended October 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2024	3,614,267,692	$0.000212	4.66
Granted	5,408,823,530	$0.0001	4.56
Cancelled / Expired	-	$-

Outstanding, October 31, 2024	9,023,091,222	$0.000144	4.56

During the six months ended October 31, 2024 the Company issued warrants with debt arrangements that were recorded as debt discounts: 5,408,823,530 warrants to related parties valued at $74,332 (see Note 4).

Common Stock Reserved

Combined with the 9,692,800,957 common shares outstanding as of October 31, 2024, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

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

On May 6, 2024, Sabby filed for an order of contempt against the Company for not complying with the Court’s Order issued September 13, 2023. The Company agreed in a Stipulation Resolving Motion for Contempt filed on June 10, 2024 with Sabby to increase its authorized shares reserves to 35 billion shares and to place into reserves for Sabby conversions, 10 billion shares. On July 17, 2024, the Parties agreed to a Stipulation withdrawing the Motion for Contempt. The litigation has entered the discovery phase pursuant to the court’s orders.

The Company is in compliance with the Court’s September 13, 2023 Order.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Subsequent to October 31, 2024, the Company received the second drawdown of $60,000 from a related party promissory note originally issued on October 16, 2024 for $180,000 to be funded in three drawdowns of $60,000 each.

               On November 3, 2024 the Company approved an amended promissory note with a related party to extend the maturity date of the note.

In December 2024, the Company approved amended promissory notes with third parties to extend the maturity dates of the notes.

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

MMEX is focused on the development, financing, construction and operation of clean fuels infrastructure projects powered by renewable energy. We have formed three special purpose entities of the Company - one to transition from legacy refining transportation fuels by producing them as ultra clean fuels with low CO2, a second which plans to produce blue hydrogen from natural gas with carbon capture and utilize the hydrogen to produce electric power and a third which plans to produce green hydrogen converted to green ammonia for export. These three sub-divisions will be operating respectively as Pecos Clean Fuels & Transport, LLC, Trans Permian H2Hub, LLC and Hydrogen Global, LLC. The planned projects are designed to be powered by solar and wind renewable energy.

Our portfolio contains the following pipeline of planned projects:

Pecos Clean Fuel & Transport, LLC

Project 1: Pecos Clean Fuels & Transport, LLC -Ultra Clean Fuels Refining-Pecos County, Texas

We have teamed with Polaris Engineering to develop an ultra-clean transportation fuels refinery, up to 11,600 barrel per day feedrate crude oil refining facility at our Pecos County, Texas site.  The planned product slate will consist of transportation grade finished products, including zero sulfur 87° gasoline, ultra-low sulfur diesel and low-sulfur fuel oil. In addition, to finished products, the Ultra Fuel® configuration has expected criteria pollutant emissions that are on the order of 95% lower than those of a traditional refinery in the US Gulf Coast. The planned Blue Hydrogen project if implemented, will provide the refinery with Hydrogen for fuel gas and thus reduce CO2 emitting refineries in the world. The Ultra Fuels® configuration, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) engineering package, features modular design features to take advantage of proximity to Permian Basin fuel markets and to locate directly near crude oil production areas near the Company’s owned 126-acre site. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time-frame and more rapid implementation. The modular concept with reduced footprint, as well as lower emissions, also allowed for faster permitting which we obtained for this facility from the Texas Commission on Environmental Quality on February 18, 2022.

Trans Permian H2Hub, LLC

Project 1: Pecos County, Texas- Blue Hydrogen to Power Project

The Company is in planning discussions with a super major oil company (the “Super Major”) to utilize its natural gas in the Permian Basin to develop a Blue Hydrogen to Power Project at the Company’s Pecos County, Texas site. The Project plans to utilize a portion of the Super Major’s significant natural gas production and transportation from the Permian in Siemens Energy gas turbines and generators in combined cycle to produce electric power in Phase 1. In Phase 2 the natural gas will be converted into hydrogen utilizing a major international company’s reformer technology, with the gas turbines converted to utilize 100% hydrogen to generate electric power.   The produced electric power in both Phases will be managed and marketed to ERCOT, the Texas power distribution hub, by the Super Major power trading desk. The project design also includes a CO2 capture and production facility with the CO2 marketed to another Super Major oil company. The Project plans to utilize wind and solar power as its source of energy. Additionally, the Project plans to utilize its Hydrogen production as fuel gas to the refinery, and this fuel gas will generate zero CO2 emissions from the refinery.

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

General and Administrative Expenses

Our general and administrative expenses increased to $358,169 for the three months ended October 31, 2024 from $312,175 for the three months ended October 31, 2023. The increase is a result of the Company recognizing additional consultant fees during the three months ended October 31, 2024, as compared to the three months ended October 31, 2023. Our general and administrative expenses increased to $708,700 for the six months ended October 31, 2024 from $636,213 for the six months ended October 31, 2023. The increase is a result of the Company recognizing additional consultant fees during the six months ended October 31, 2024, as compared to the six months ended October 31, 2023.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. The levels of spending on our projects will vary from period to period based on availability of financing. Our project costs have decreased to $0 for the three months ended October 31, 2024 from $5,482 for the three months ended October 31, 2023 and decreased to $5,430 for the six months ended October 31, 2024 from $5,482 for the six months ended October 31,2023. The decrease is a result of timing of costs on our Trans Permian H2Hub project during the three and six months ended October 31, 2024 versus the three and six months ended October 31, 2023.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $9,100 for the three months ended October 31, 2024 and 2023, respectively and totaled $18,197 for the six months ended October 31, 2024 and 2023, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $84,165 and $108,952 for the three months ended October 31, 2024 and 2023, respectively and totaled $174,329 and $208,091 for the six months ended October 31, 2024 and 2023, respectively. The decrease in interest expense is due to new non-related party notes payable and related party notes payable in the current period, as a result of borrowing funds to assist with cash flows, containing provisions in lieu of interest. Additionally, the debt also resulted in amortization of debt discount to interest expense incurred in the period.

We reported a net gain (loss) on extinguishment of liabilities of $0 and $1,148 for the three months ended October 31, 2024 and 2023, respectively and $0 and $(752,150) for the six months ended October 31, 2024 and 2023, respectively. The gain in the prior three-month period was due to a note conversion that waived a portion of unpaid interest. The loss in the prior six-month period was due to accrued liabilities being converted into common shares that were valued in excess of the liabilities being extinguished.

We reported a net loss on extinguishment of debt of $20,013 and $0 for the three and six months ended October 31, 2024 and 2023, respectively. The loss in the current period was a result of loan modifications that met the conditions of a debt extinguishment.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(471,447) and $(434,561) for the three months ended October 31, 2024 and 2023, respectively and ($926,669) and ($1,620,133) for the six months ended October 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working Capital

As of October 31, 2024, we had current assets of $10,413, comprised of cash and prepaid expenses, and current liabilities of $5,699,716, resulting in a working capital deficit of $5,689,303.

Sources and Uses of Cash

Our sources and uses of cash for the six months ended October 31, 2024 and 2023 were as follows:

	2024	2023

Cash, beginning of period	$898	$10,363
Net cash used in operating activities	(271,585)	(212,164)
Net cash used in investing activities	-	-
Net cash provided by financing activities	277,600	202,196

Cash, end of period	$6,913	$395

We used net cash of $271,585 in operating activities for the six months ended October 31, 2024 as a result of our net loss of $926,669, an increase in prepaid expenses of $500, offset by non-cash net expense totaling $119,905, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $535,679.

We used net cash of $212,614 in operating activities for the six months ended October 31, 2023 as a result of our net loss of $1,620,133, offset by non-cash net expense totaling $886,558, a decrease in prepaid expenses of $18,500, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $502,911.

Net cash used in investing activities for the six months ended October 31, 2024 and 2023 was $0.

Net cash provided by financing activities for the six months ended October 31, 2024 was $277,600, comprised of proceeds from notes payable of $7,000, proceeds from notes payable -related parties of $302,776 offset by repayments of notes payable of $16,276 and repayment of notes payable – related parties of $15,900.

Net cash provided by financing activities for the six months ended October 31, 2023 was $202,196, comprised of proceeds from notes payable of $100,000, proceeds from convertible notes payable of $50,000, proceeds from convertible note payable – related parties of $50,000 and proceeds from notes payable – related parties of $30,400 offset by repayments of notes payable of $8,614, and repayments of convertible notes payable of $19,590.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2024 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the six months ended October 31, 2024.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of October 31, 2024, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2024 the Company issued 250,000,000 shares of its common stock in exchange for the conversion of 15 shares of its Series B preferred stock.

ITEM 3. Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4. Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5. Other Information

During the quarter ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

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

MMEX Resources Corporation

Dated: December 16, 2024	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

