Form 10-Q
period 2025-01-31
MMEX Resources Corp
filed 2025-03-14
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 14, 2025 there were 11,340,977,507 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JANUARY 31, 2025

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	January 31, 2025	April 30, 2024
Assets	(unaudited)

Current assets:
Cash	$-	$898
Prepaid expenses and other current assets	6,000	3,000
Total current assets	6,000	3,898

Property and equipment, net	1,014,113	1,041,409

Total assets	$1,020,113	$1,045,307

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank overdraft	$53	$-
Accounts payable	970,380	841,602
Accrued expenses	1,184,016	933,143
Accounts payable and accrued expenses – related parties	1,526,127	1,030,523
Note payable, net of discount of $4,189 and $22,285 at January 31, 2025 and April 30, 2024, respectively	109,437	1,032,630
Note payable, currently in default, net of discount of $0 at January 31, 2025 and April 30, 2024, respectively	1,154,453	211,953
Note payable – related parties, net of discount of $88,649 and $47,152 at January 31, 2025 and April 30, 2024, respectively	490,701	73,326
Note payable – related parties, currently in default, net of discount of $0 at January 31, 2025 and April 30, 2024, respectively	17,700	17,700
Convertible notes payable, currently in default, net of discount of $0 at January 31, 2025 and April 30, 2024, respectively	653,955	150,000
Convertible notes payable, net of discount of $0 and $5,771 at January 31, 2025 and April 30, 2024, respectively	-	518,184
Convertible notes payable – related parties, net of discount of $6,079 and $0 at January 31, 2025 and April 30, 2024, respectively	54,942	50,000
Total current liabilities	6,161,764	4,859,061

Long-term liabilities	-	-

Total liabilities	6,161,764	4,859,061

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock; $0.001 par value; 50,000,000,000 shares authorized, 11,340,977,507 and 9,442,800,957 shares issued and outstanding at January 31, 2025 and April 30, 2024, respectively	11,340,977	9,442,800
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at January 31, 2025 and April 30, 2024	1	1
974 and 1,029 Series B preferred shares issued and outstanding at January 31, 2025 and April 30, 2024, respectively	2	2
Additional paid-in capital	65,887,113	67,654,963
Non-controlling interest	9,871	9,871
Accumulated deficit	(82,379,615)	(80,921,391)
Total stockholders’ deficit	(5,141,651)	(3,813,754)

Total liabilities and stockholders’ deficit	$1,020,113	$1,045,307

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	334,166	313,937	1,042,866	950,150
Project costs	-	5,890	5,430	11,372
Depreciation and amortization	9,099	9,099	27,296	27,296

Total operating expenses	343,265	328,926	1,075,592	988,818

Loss from operations	(343,265)	(328,926)	(1,075,592)	(988,818)

Other income (expense):
Interest expense	(204,055)	(89,742)	(378,384)	(297,833)

Gain (loss) on extinguishment of debt	15,765	-	(4,248)	-
Gain (loss) on extinguishment of liabilities	-	-	-	(752,150)

Total other income (expense)	(188,290)	(89,742)	(382,632)	(1,049,983)

Income (loss) before income taxes	(531,555)	(418,668)	(1,458,224)	(2,038,801)
Provision for income taxes	-	-	-	-

Net income (loss)	(531,555)	(418,668)	(1,458,224)	(2,038,801)

Net income (loss) attributable to the common shareholders	$(531,555)	$(418,668)	$(1,458,224)	$(2,038,801)

Net income (loss) per common share – basic and diluted	$(0.0001)	$(0.00)	$(0.0001)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	10,213,773,002	8,263,536,025	9,793,994,537	6,507,122,563

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three and Nine Months Ended January 31, 2025 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2024	9,442,800,957	$9,442,800	1,000	$1	1,029	$2	$67,654,963	$9,871	$(80,921,391)	$(3,813,754)
Consideration with debt – related parties	-	-	-	-	-	-	39,326	-	-	39,326
Shares of preferred stock converted into common stock	250,000,000	250,000	-	-	(15)	-	(250,000)	-	-	-
Net (loss)	-	-	-	-			-	-	(455,222)	(455,222)
Balance, July 31, 2024	9,692,800,957	9,692,800	1,000	1	1,014	2	67,444,289	9,871	(81,376,613)	(4,229,650)
Consideration with debt – related parties	-	-	-	-	-	-	35,006	-	-	35,006
Net (loss)	-	-	-	-	-	-	-	-	(471,447)	(471,447)
Balance, October 31, 2024	9,692,800,957	9,692,800	1,000	1	1,014	2	67,479,295	9,871	(81,848,060)	(4,666,091)
Shares issued for conversion of convertible notes payable and accrued interest	948,176,550	948,177	-	-	-	-	(892,182)	-	-	55,995
Shares of preferred stock converted into common stock	700,000,000	700,000		-	(40)	-	(700,000)	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	(531,555)	(531,555)
Balance, January 31,2025	11,340,977,507	$11,340,977	1,000	$1	974	$2	$65,887,113	$9,871	$(82,379,615)	$(5,141,651)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,458,224)	$(2,038,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	27,296	27,296
Amortization of debt discount	130,613	100,372
Stock-based compensation	-	28,200
Note recorded for loan penalties	100,000	25,000
Loss on extinguishment of liabilities	-	752,150
Loss on extinguishment of debt	4,248	-
(Increase) decrease in prepaid expenses and other current assets	(3,000)	21,000
Increase (decrease) in liabilities:
Accounts payable	128,778	94,661
Accrued expenses	186,868	17,709
Accounts payable and accrued expenses – related party	497,316	599,557
Net cash used in operating activities	(386,105)	(372,856)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Overdraft advance	53	10
Proceeds from notes payable	-	395,000
Proceeds from convertible notes payable	-	50,000
Repayments of notes payable	(13,062)	(11,127)
Repayments of convertible notes payable	-	(158,790)
Proceeds from convertible notes payable – related parties	-	50,000
Proceeds from notes payable – related parties	429,776	37,400
Repayments on notes payable – related parties	(31,560)	-
Net cash provided by financing activities	385,207	362,493

Net increase (decrease) in cash	(898)	(10,363)
Cash at the beginning of the period	898	10,363
Cash at the end of the period	$-	$-

Supplemental disclosure:
Interest paid	$10,285	$144,904
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$55,995	$249,732
Common stock issued for accrued liability	$-	$17,808
Related party convertible note for note payable	$-	$20,000
Common stock issued for accrued liability – related parties	$-	$204,763
Warrants issued for debt discount	$-	$86,410
Warrants issued for debt discount – related parties	$74,332	$20,323
Preferred stock converted into common stock	$950,000	$1,105,361

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months Ended January 31, 2025 (Unaudited)

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

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos Clean Fuels & Transport (formerly Refining & Transport, LLC)	100%	LLC	Texas	Subsidiary
Trans Permian H2Hub, LLC	100%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary
MMEX USA Holdings, LLC	100%	LLC	Texas	Subsidiary
MMEX Argentina USA, LLC	100%	LLC	Texas	Subsidiary

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the nine months ended January 31, 2025 and January 31, 2024 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the nine months ended January 31, 2025 and 2024, the Company recorded stock-based compensation of $0 and $28,200, respectively.

 Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

The Company has reviewed all new accounting pronouncements issued or proposed by the FASB and does not believe any of the accounting pronouncements has had, or will have, a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $82,379,615 and a total stockholders’ deficit of $5,141,651 at January 31, 2025, and have reported negative cash flows from operations since inception.  While we have received debt and equity funding during the period and have no cash on hand of at January 31, 2025, we still have a working capital deficit of $6,155,764, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $1,526,127 and $1,030,523 as of January 31, 2025 and April 30, 2024, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the nine months ended January 31, 2025, we incurred consulting fees and expense reimbursement to Maple Resources totaling $185,176 and we made payments to Maple Resources of $139,835.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024 the consulting agreement was amended to provide the issuance of shares of our common stock each month with a value of $7,500, with the numbers of shares issued based on the factor of 10% above the lowest notice of conversion price by a 3rd party for the trailing month, or if there is no conversion notice during the trailing month, the last conversion notice. During the nine months ended January 31, 2025 we recorded $60,000 for accrued consulting fees and we issued no shares for payment.

During the nine months ended January 31, 2025, Maple Resources made advances to $8,180 to assist the Company with cash flow challenges, we made payments to Maple Resources of $19,325 resulting in $0 still owed as of January 31, 2025.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $420,491 ($200,000 payable in stock) and $327,049 ($140,000 payable in stock) as of January 31, 2025 and April 30, 2024, respectively.

During the nine months ended January 31, 2025 and year ended April 30, 2024, Jack Hanks, our President and CEO, made advances of $2,500 and $2,190 to assist the Company with cash flows challenges, resulting in $5,493 and $2,190 included in accounts payable and accrued expenses – related parties as January 31, 2025 and April 30, 2024.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. Effective August 1, 2024 the consulting agreement was amended to provide the issuance of shares of our common stock each month with a value of $3,500, with the numbers of shares issued based on the factor of 10% above the lowest notice of conversion price by a 3rd party for the trailing month. During the nine months ended January 31, 2025 we recorded $28,500 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $57,228. We made no payments and issued no shares for payment during the nine months ended January 31, 2025.

During the year ended April 30, 2024, Mrs. Hanks made advances of $5,845 to assist the Company with cash flow challenges, resulting in $5,845 still owed as of January 31, 2025.

Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $238,361 ($98,500 payable in stock) and $152,633 ($70,000 payable in stock) as of January 31, 2025 and April 30, 2024, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. During the nine months ended January 31, 2025 we incurred $91,500 for fees and expense reimbursements to the children and we made payments of $8,900. Amounts included in accounts payable and accrued expenses – related parties due to the CEO’s children totaled $211,084 and $128,484 as of January 31, 2025 and April 30, 2024, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024 the consulting agreement was amended to provide the issuance of shares of our common stock each month with a value of $2,500, with the numbers of shares issued based on the factor of 10% above the lowest notice of conversion price by a 3rd party for the trailing month, or if there is no conversion notice during the trailing month, the last conversion notice. During the nine months ended January 31, 2025 we recorded $22,500 for the amount payable in stock under the consulting agreement, we incurred $5,200 for other consulting fees and made no payments.

Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $97,700 ($92,500 payable in stock) and $70,000 (all payable in stock) as of January 31, 2025 and April 30, 2024, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000. During the nine months ended January 31, 2025, we incurred consulting fees and expense reimbursement to Nabil Katabi totaling $196,133 and we made payments of $52,500.

In addition, the consulting agreement provides for the issuance to Nabil Katabi of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024 the consulting agreement was amended to provide the issuance of shares of our common stock each month with a value of $7,500, with the numbers of shares issued based on the factor of 10% above the lowest notice of conversion price by a 3rd party for the trailing month, or if there is no conversion notice during the trailing month, the last conversion notice. During the nine months ended January 31, 2025 we recorded $60,000 for accrued consulting fees and we issued no shares for payment.

During the year ended April 30, 2024, Nabil Katabi made advances of $16,220 to assist the Company with cash flow challenges, resulting in $16,220 still owed as of January 31, 2025.

Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $552,997 ($152,000 payable in stock) and $349,364 ($92,000 payable in stock) as of January 31, 2025 and April 30, 2024, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	January 31, 2025	April 30, 2024
Convertible note payable with Maple Resources Corporation, matures on October 13, 2024, with interest at 5%, convertible into common shares of the Company [1]	$-	$50,000
Convertible note payable with Maple Resources Corporation, matures on October 14, 2025, with interest at 18% [2]	61,021	-
Less discount	(6,079)	-
Total	$54,942	$50,000

[1]

This convertible note with Maple Resources, a related party, was entered into on October 13, 2023 in exchange for cash of $50,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. As of January 31, 2025 and April 30, 2024 accrued interest on the convertible note was $0 and $753, respectively. On September 17, 2024 the principle and accrued interest of $51,712 were rolled into a new convertible note, therefore the loan was considered paid in full.

[2]

On September 17, 2024 the Company executed a convertible note with Maple Resources, a related party, with a face amount of $51,712, convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. The note has a maturity date of October 14, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,308 was recorded as a debt discount at the notes inception to be recognized over the term of the note.

Notes Payable – Related Parties, Currently in Default

Notes payable – related parties consist of the following at:

	January 31, 2025	April 30, 2024
Note payable to an unrelated party with an issue date of April 25, 2023 with interest at 18% [1]	$17,700	$17,700
Less discount	-	-
Total	$17,700	$17,700

[1]

Effective April 25, 2023, the Company entered into a promissory note with Poppy, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $15,000 and a maturity date of April 25, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $2,700 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 235,109,718 warrants, thus $11,991 of the $15,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 25, 2024 the note went into default as the due date had passed with no extension.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	January 31, 2025	April 30, 2024
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$8,024	$11,800
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	5,569	4,720
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	8,911	7,552
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	6,962	5,900
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	6,962	5,900
Note payable to a related party with an issue date of November 3, 2023 with interest at 18% [6]	7,000	8,260
Note payable to a related party with an issue date of February 12, 2024 with interest at 18% [7]	2,006	2,006
Note payable to a related party with an issue date of March 17, 2024 with interest at 18% [8]	-	7,080
Note payable to a related party with an issue date of April 25, 2024 with interest at 18% [9]	5,340	8,260
Note payable to a related party with an issue date of April 26, 2024 with interest at 18% [10]	59,000	59,000
Note payable to a related party with an issue date of May 29, 2024 with interest at 18% [11]	59,000	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [12]	3,068	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [13]	3,054	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [14]	3,054	-
Note payable to a related party with an issue date of July 2, 2024 with interest at 18% [15]	-	-
Note payable to a related party with an issue date of July 8, 2024 with interest at 5% [16]
$60,000 draw on July 8, 2024	63,000	-
$60,000 draw on August 14, 2024	63,000	-
$60,000 draw on September 16, 2024	63,000	-
Note payable to a related party with an issue date of October 16, 2024 with interest at 18% [17]
$60,000 draw on October 20, 2024	70,800	-
$60,000 draw on November 20, 2024	70,800	-
$60,000 draw on December 19, 2024	70,800	-
Note payable to a related party with an issue date of September 13, 2024 with interest at 18% [18]	-	-
Total	579,350	120,478
Less discount	(88,649)	(47,152)
Net	$490,701	$73,326

15

[1]

Effective May 7, 2023, the Company entered into a promissory note with Lake of Silver, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $10,000 and a maturity date of May 7, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 156,739,812 warrants, thus $7,265 of the $10,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $2,124 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

[2]

Effective May 16, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $4,000 and a maturity date of May 16, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $720 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 62,695,925 warrants, thus $3,198 of the $4,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $850 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

[3]

Effective May 31, 2023, the Company entered into a promissory note with BNL Family Trust, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $6,400 and a maturity date of May 31, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,152 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 100,313,480 warrants, thus $5,386 of the $6,400 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,359 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

[4]

Effective June 6, 2023, the Company entered into a promissory note with Nabil Katabi, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $5,000 and a maturity date of June 6, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 78,369,906 warrants, thus $4,474 of the $5,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,062 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

[5]

Effective July 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with $5,000 consulting fee under a subscription agreement. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,062 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

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

[8]

Effective March 17, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,000 and a maturity date of March 17, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,080 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of January 31, 2025 the loan was paid back in full.

[9]

Effective April 25, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of April 25, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note. As of January 31, 2025, the note had an outstanding balance of $5,340.

16

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

[15]

Effective July 2, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 2, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of January 31, 2025 the loan was paid back in full.

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

[17]

Effective October 16, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $180,000 to be funded in three drawdowns of $60,000 each and a maturity date of October 16, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $32,400 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 2,647,058,824 warrants, thus $35,006 of the $60,000 in note proceeds, from the first drawdown, were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. All three drawdowns of $60,000 each for a total of $180,000 were made under the Note.

[18]

Effective September 13, 2024, the Company entered into a promissory note with Poppy, LLC, a related party with a principal amount of $5,000 and a maturity date of September 13, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,500 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of January 31, 2025 the loan was paid back in full.

17

Equity Activity – Related Parties

During the nine months ended January 31, 2025, the Company issued 5,408,823,530 warrants in consideration of debt therefore $74,332 of note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	January 31, 2025	April 30, 2024

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Refinery land	721,828	721,828
Refinery land improvements	468,615	468,615
Refinery land easements	37,015	37,015
	1,247,877	1,247,877
Less accumulated depreciation and amortization	(233,764)	(206,468)

	$1,014,113	$1,041,409

Depreciation and amortization expense totaled $27,296 and $27,296 for the nine months ended January 31, 2025 and 2024, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	January 31, 2025	April 30, 2024

Accrued payroll	$30,090	$30,090
Accrued consulting	69,000	26,000
Accrued interest and penalties	990,752	782,879
Other	94,174	94,174

	$1,184,016	$933,143

18

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	January 31, 2025	April 30, 2024

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	250,000	-
$200,000 draw on March 26, 2021	200,000	-
$50,000 draw on April 13, 2022	50,000	-
$295,000 draw on December 18, 2023	295,000	-
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	70,800	-
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	38,350	-
Total	1,154,453	211,953
Less Discount	-	-
Net	$1,154,453	$211,953

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

[2]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The original maturity date of the note was the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. On December 30, 2021 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023. The note has an interest rate of 10% per annum from the date of each drawdown. On April 1, 2023 the note went into default as the due date had passed with no extension. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. The note has an interest rate of 10% per annum from the date of each drawdown. During the year ended April 30, 2024, $295,000 was drawn down against the note. On December 31, 2024 the note went into default as the due date had passed with no extension.

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

19

Notes Payable

Notes payable consist of the following at:

	January 31, 2025	April 30, 2024
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$75,753	$88,815
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [2]	37,873	23,600
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	-	70,800
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	-	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	-	38,350
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [6]
$250,000 draw on March 5, 2021	-	250,000
$200,000 draw on March 26, 2021	-	200,000
$50,000 draw on April 13, 2022	-	50,000
$295,000 draw on December 18, 2023	-	295,000
Total	113,626	1,054,915
Less Discount	(4,189)	(22,285)
Net	$109,437	$1,032,630

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum. As of January 31, 2025 and April 30, 2024 accrued interest on the convertible note was $4,446 and $2,840, respectively.

[2]

Effective June 2, 2023, the Maple Resources Corporation, the Company’s wholly owned subsidiary entered into an exchange agreement with Seeta Zieger Trust and a subscription agreement through the Company’s wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. Seeta Zieger Trust acquired, through the exchange agreement, the rights to the “Maple Note” (a convertible note was entered into on February 25, 2023 in exchange for cash of $20,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company). The note has a principal amount of $20,000 and a maturity date of June 2, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $3,600 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 313,479,624 warrants, thus $15,988 of the $20,000 in the note converted were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to December 2, 2024 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. The Company determined the extension and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt of $4,248, which was included in other income (expenses) within the accompanying statement of operations. In addition, $5,013 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On December 2, 2024 the note payable was amended to extend the maturity date to December 2, 2025 and included an additional 18%, in lieu of interest, of the principal. Accordingly, $5,013 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note.

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

[6]

Effective February 22, 2021 the Company entered into a promissory note with GS Capital Partners, LLC, with a principal amount of $1,000,000, which is subject to drawdown requests by the Company. The original maturity date of the note was the earlier of (i) December 31, 2021 or (ii) the consummation by the Company of an equity or equity-based financing providing net proceeds to the Company sufficient to retire the outstanding indebtedness under the note. On December 30, 2021 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2022 and on April 12, 2022 the Company entered into an amendment to the notes to extend the maturity date to March 31, 2023. The note has an interest rate of 10% per annum from the date of each drawdown. On April 1, 2023 the note went into default as the due date had passed with no extension. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. The note has an interest rate of 10% per annum from the date of each drawdown. During the year ended April 30, 2024, $295,000 was drawn down against the note. On December 31, 2024 the note went into default as the due date has passed with no extension.

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	January 31, 2025	April 30, 2024
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	100,000	100,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	183,955	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [4]	65,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [5]	200,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [6]	55,000	-
Total	653,955	150,000
Less discount	-	-
Net	$653,955	$150,000

21

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

[2]

Effective September 15, 2022, the Company entered into a convertible promissory note with a principal amount of $100,000 with Boot Capital, LLC. The Company received $91,250 after payment of $8,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of September 15, 2023. The note can be converted into shares of common stock at a 42% discount from the lowest trading price during the 10 days prior to conversion. On September 15, 2023 the note went into default as the due date had passed with no extension. The note has a default interest rate of 22% per annum and the Company recorded $100,000 of additional interest as a default penalty. As of January 31, 2025 and April 30, 2024 accrued interest on the convertible note was $110,378 and $23,742, respectively.

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

[5]

Effective July 26, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $200,000, which was not funded until August 1, 2022. The note was issued at a discount and the Company received net proceeds of $185,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.055 per share, subject to adjustment if there are future financings with more favorable rates. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. On December 31, 2024 the note went into default as the due date had passed with no extension.

[6]

Effective August 24, 2023 the Company issued and delivered to GS a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $2,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On December 31, 2024 the note went into default as the due date had passed with no extension.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	January 31, 2025	April 30, 2024
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [1]	$-	$200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [2]	-	183,955
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [3]	-	55,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	-	20,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	65,000
Total	-	523,955
Less discount	-	(5,771)

Net	$-	$518,184

[1]

Effective July 26, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $200,000, which was not funded until August 1, 2022. The note was issued at a discount and the Company received net proceeds of $185,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.055 per share, subject to adjustment if there are future financings with more favorable rates. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. On December 31, 2024 the note went into default as the due date had passed with no extension.

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

[3]

Effective August 24, 2023 the Company issued and delivered to GS a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $2,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On December 31, 2024 the note went into default as the due date had passed with no extension.

[4]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the year ended April 30, 2024 the Company converted $41,250 into 823,771,549 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. As of January  31, 2025, the note had an outstanding balance of $0 and accrued interest of $10,064.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of January 31, 2025 and April 30, 2024, the Company has authorized 50,001,000,000 and 25,001,000,000 shares of capital stock, consisting of 50,000,000,000 and 25,000,000,000 shares of common stock and 1,000,000 and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the nine months ended January 31, 2025, the Company issued a total of 950,000,000 shares of its common stock by converting from Series B preferred stock and issued a total of 948,176,550 shares of its common stock in conversion of convertible notes principal of $20,000, accrued interest payable of $35,454 and conversion fees of $540.

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

During the nine months ended January 31, 2025 and 2024 the Company did not issue any shares of its Series A preferred stock.

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

During the nine months ended January 31, 2025 and 2024 the Company did not issue any shares of its Series B preferred stock. During the nine months ended January 31, 2025 and 2024, 56 and 84 shares, respectively of Series B preferred stock were converted into 950,000,000 and 1,105,360,502 shares of common stock in accordance with the terms set forth in the certificate of designation, therefore no gain or loss was recorded.

Warrants

A summary of warrant activity during the nine months ended January 31, 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2024	3,614,267,692	$0.000212	4.66
Granted	5,408,823,530	$0.0001	4.56
Cancelled / Expired	-	$-

Outstanding, January 31, 2025	9,023,091,222	$0.000144	4.56

During the nine months ended January 31, 2025 the Company issued warrants with debt arrangements that were recorded as debt discounts: 5,408,823,530 warrants to related parties valued at $74,332 (see Note 4).

Common Stock Reserved

Combined with the 11,340,977,507 common shares outstanding as of January 31, 2025, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

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

The Company is in compliance with the Court’s September 13, 2023 Order.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed for subsequent events through the filing date and has determined that there are no material events that need to be disclosed.

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

MMEX is focused on the development, financing, construction, and operation of clean fuels infrastructure projects powered by renewable energy. MMEX has formed special purpose limited liability companies to implement its planned projects.

Pecos Clean Fuels & Transport, LLC

The Company has teamed with Polaris Engineering to develop an ultra-clean transportation fuels refinery, up to 11,600 barrel per day feedrate crude oil refining facility at our Pecos County, Texas site.  The planned product slate will consist of transportation grade finished products, including zero sulfur 87° gasoline, ultra-low sulfur diesel and low-sulfur fuel oil. In addition, to finished products, the Ultra Fuel® configuration has expected criteria pollutant emissions that are on the order of 95% lower than those of a traditional refinery in the US Gulf Coast. A companion project planned by MMEX, is a Blue Hydrogen project, converting natural gas to hydrogen to produce power and if implemented will provide the refinery with hydrogen for fuel gas and thus eliminate CO2 emissions. The Ultra Fuels® configuration, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) engineering package, features modular design features to take advantage of proximity to Permian Basin fuel markets and to locate directly near crude oil production areas near the Company’s owned 126-acre site. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time-frame and more rapid implementation. The modular concept with reduced footprint, as well as lower emissions, also allowed for faster permitting which we obtained for this facility from the Texas Commission on Environmental Quality on February 18, 2022.

Trans Permian H2Hub, LLC

The Company is in planning discussions with a super major oil company (the “Super Major”) to utilize its natural gas in the Permian Basin to develop a Blue Hydrogen to Power Project at the Company’s Pecos County, Texas site. The Project plans to utilize a portion of the Super Major’s significant natural gas production and transportation from the Permian in gas turbines and generators in a combined cycle configuration to produce electric power with 100% natural gas in Phase 1. In Phase 2 we plan to convert the natural gas into hydrogen utilizing a major international company’s reformer technology, with the existing gas turbines modified to utilize initially 75% hydrogen and 25% natural gas to generate electric power.  The produced electric power in both Phases may be dispatched to a data center or dispatched to ERCOT Far West, the Texas power regional pricing and trading hub, or both. The project design also includes a CO2 capture and production facility with the CO2 marketed to another Super Major oil company. The Project plans to utilize wind and solar power as its source of energy. Additionally, the Project plans to utilize its hydrogen production as fuel gas for the Pecos Clean Fuels & Transport refinery project, and this fuel gas will generate zero CO2 emissions from the refinery.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. There is no assurance that such financing can be obtained on favorable terms.

Results of Operations

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased to $334,166 for the three months ended January 31, 2025 from $313,937 for the three months ended January 31, 2024. The increase is a result of the Company recognizing additional consultant fees partially offset by less legal fees during the three months ended January 31, 2025, as compared to the three months ended January 31, 2024. Our general and administrative expenses increased to $1,042,866 for the nine months ended January 31, 2025 from $950,150 for the nine months ended January 31, 2024. The increase is a result of the Company recognizing additional consultant fees partially offset by a decrease in legal fees during the nine months ended January 31, 2025, as compared to the nine months ended January 31, 2024.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. The levels of spending on our projects will vary from period to period based on availability of financing. Our project costs have decreased to $0 for the three months ended January 31, 2025 from $5,890 for the three months ended January 31, 2024 and decreased to $5,430 for the nine months ended January 31, 2025 from $11,372 for the nine months ended January 31, 2024. The decrease is a result of timing of costs on our Trans Permian H2Hub project during the three and nine months ended January 31, 2025 versus the three and nine months ended January 31, 2024.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $9,099 for the three months ended January 31, 2025 and 2024, respectively and totaled $27,296 for the nine months ended January 31, 2025 and 2024, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $204,055 and $89,742 for the three months ended January 31, 2025 and 2024, respectively and totaled $378,384 and $297,833 for the nine months ended January 31, 2025 and 2024, respectively. The increase in interest expense is due to new non-related party notes payable and related party notes payable in the current period, as a result of borrowing funds to assist with cash flows, containing provisions in lieu of interest. Additionally, the debt also resulted in amortization of debt discount to interest expense incurred in the period.

We reported a net gain (loss) on extinguishment of liabilities of $0 and $0 for the three months ended January 31, 2025 and 2024, respectively and $0 and $(752,150) for the nine months ended January 31, 2025 and 2024, respectively. The loss in the prior nine-month period was due to accrued liabilities being converted into common shares that were valued in excess of the liabilities being extinguished.

We reported a net gain on extinguishment of debt of $15,765 and $0 for the three months ended January 31, 2025 and 2024, respectively. We reported a net loss on extinguishment of debt of $4,248 and $0 for the nine months ended January 31, 2025 and 2024, respectively. The gain (loss) in the current period was a result of loan modifications that met the conditions of a debt extinguishment.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(531,555) and $(418,668) for the three months ended January 31, 2025 and 2024, respectively and ($1,458,224) and ($2,038,801) for the nine months ended January 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

As of January 31, 2025, we had current assets of $6,000, comprised prepaid expenses, and current liabilities of $6,161,764, resulting in a working capital deficit of $6,155,764.

Sources and Uses of Cash

Our sources and uses of cash for the nine months ended January 31, 2025 and 2024 were as follows:

	2025	2024

Cash, beginning of period	$898	$10,363
Net cash used in operating activities	(386,105)	(212,164)
Net cash used in investing activities	-	-
Net cash provided by financing activities	385,207	202,196

Cash, end of period	$-	$395

We used net cash of $386,105 in operating activities for the nine months ended January 31, 2025 as a result of our net loss of $1,458,224, an increase in prepaid expenses of $3,000, offset by non-cash net expense totaling $262,157, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $812,962.

We used net cash of $372,856 in operating activities for the nine months ended January 31, 2024 as a result of our net loss of $2,038,801, offset by non-cash net expense totaling $933,018, a decrease in prepaid expenses of $21,000, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $711,927.

Net cash used in investing activities for the nine months ended January 31, 2025 and 2024 was $0.

Net cash provided by financing activities for the nine months ended January 31, 2025 was $385,207, comprised of overdraft advance of $53, proceeds from notes payable -related parties of $429,776 offset by repayments of notes payable of $13,062 and repayment of notes payable – related parties of $31,560.

Net cash provided by financing activities for the nine months ended January 31, 2024 was $362,493, comprised of overdraft advance of $10, proceeds from notes payable of $395,000, proceeds from convertible notes payable of $50,000, proceeds from convertible note payable – related parties of $50,000 and proceeds from notes payable – related parties of $37,400 offset by repayments of notes payable of $11,127, and repayments of convertible notes payable of $158,790.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2024 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the nine months ended January 31, 2025.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of January 31, 2025, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

On December 17, 2024 the Company issued 500,000,000 shares of its common stock in exchange for the conversion of 29 shares of its Series B preferred stock.

On December 18, 2024 the Company issued 179,544,137 shares of its common stock in exchange for the conversion of $10,414 debt, accrued interest and conversion fees on convertible notes payable.

On January 10, 2025 the Company issued 500,000,000 shares of its common stock in exchange for the conversion of $30,000 of accrued interest on convertible notes payable.

On January 16, 2025 the Company issued 268,632,4123 shares of its common stock in exchange for the conversion of $15,581 debt, accrued interest and conversion fees on convertible notes payable.

On January 16, 2025 the Company issued 200,000,000 shares of its common stock in exchange for the conversion of 11 shares of its Series B preferred stock.

ITEM 3. Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4. Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5. Other Information

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MMEX Resources Corporation

Dated: March 14, 2025	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

