Form 10-K
period 2025-04-30
MMEX Resources Corp
filed 2025-07-29
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

Yes ☐     No ☒

As of October 31, 2024, the number of shares held by non-affiliates was approximately 8,780,102,006 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at October 31, 2024 (the second quarter end date) was approximately $878,010.

As of July 29, 2025, there were 11,590,977,507 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2025

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

Pecos Clean Fuels & Transport, LLC

The Company has teamed with Polaris Engineering to develop an ultra-clean transportation fuels refinery, up to 11,600 barrel per day federate crude oil refining facility at our Pecos County, Texas site. The planned product slate will consist of transportation grade finished products, including zero sulfur 87° gasoline, ultra-low sulfur diesel and low-sulfur fuel oil. In addition, to finished products, the Ultra Fuel® configuration has expected criteria pollutant emissions that are on the order of 95% lower than those of a traditional refinery in the US Gulf Coast. A companion project planned by MMEX, is a Blue Hydrogen project, converting natural gas to hydrogen to produce power and if implemented will provide the refinery with hydrogen for fuel gas and thus eliminate CO2 emissions. The Ultra Fuels® configuration, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) engineering package, features modular design features to take advantage of proximity to Permian Basin fuel markets and to locate directly near crude oil production areas near the Company’s owned 126-acre site. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time-frame and more rapid implementation. The modular concept with reduced footprint, as well as lower emissions, also allowed for faster permitting which we obtained for this facility from the Texas Commission on Environmental Quality on February 18, 2022.

Trans Permian H2Hub, LLC

The Company is in planning discussions with a super major oil company (the “Super Major”) to utilize its natural gas in the Permian Basin to develop a Natural Gas to Power Project at the Company’s Pecos County, Texas site. The Project plans to utilize a portion of the Super Major’s significant natural gas production and transportation from the Permian in gas turbines and generators in a combined cycle configuration to produce electric power with 100% natural gas in Phase 1. In Phase 2 we plan to convert the natural gas into hydrogen utilizing a major international company’s reformer technology, with the existing gas turbines modified to utilize initially 75% hydrogen and 25% natural gas to generate electric power. The produced electric power in both Phases may be dispatched to a data center or dispatched to ERCOT Far West, the Texas power regional pricing and trading hub, or both. The project design also includes a CO2 capture and production facility with the CO2 marketed to another Super Major oil company. The Project plans to utilize wind and solar power as its source of energy. Additionally, the Project plans to utilize its hydrogen production as fuel gas for the Pecos Clean Fuels & Transport refinery project, and this fuel gas will generate zero CO2 emissions from the refinery.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. There is no assurance that such financing can be obtained on favorable terms.

Regulation

Our Pecos Clean Fuels project already has a construction permit from the TCEQ and does not require an operation permit. Although we do not believe our planned natural gas and hydrogen power projects will have any significant environmental or ecological impact, we will be subject to numerous environmental laws and regulations relating to the release of hazardous substances or solid wastes into the soil, groundwater, and surface water, and measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. There are risks of accidental releases into the environment associated with our operations, such as releases of crude oil or hazardous substances from our pipelines or storage facilities. To the extent an event is not covered by our insurance policies, accidental releases could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

We expect to file with the Texas Commission on Environmental Quality (“TCEQ”) construction and operation permits for the Trans Permian Projects. We expect to employ carbon capture with the blue hydrogen in Phase 2 and have under discussion with a super major oil company the sequestration of the CO2 for EOR, which already has the requisite permits.

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

Employees

As of April 30, 2025, we had no employees but rather to reduce costs our key management team is working under consulting agreements. We contract for all professional services when needed.

Legal Proceedings

See Item 3 of this Report.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B: Unresolved Staff Comments.

None.

Item 1C: Cybersecurity

Because the Company has not yet commenced revenue producing activities, cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company.  Accordingly, the Company has not yet implemented any cybersecurity plans or made any evaluation of potential cybersecurity threats.  The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting the Company’s systems and information.

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

Item 4: Mine Safety Disclosures

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our common stock has been listed on the OTC Pink, now known as the Pink Open Market under the symbol "MMEX". The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the Pink Open Market tier. The following table indicates the quarterly high and low bid price for our common stock for the fiscal years ending April 30, 2025 and 2024. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

Fiscal year ended April 30, 2024	High	Low
Quarter ended July 31, 2023	$0.0003	$0.0002
Quarter ended October 31, 2023	$0.0002	$0.0001
Quarter ended January 31, 2024	$0.0001	$0.0000
Quarter Ended April 30, 2024	$0.0002	$0.0001

Fiscal year ended April 30, 2025
Quarter ended July 31, 2024	$0.0001	$0.00
Quarter ended October 31, 2024	$0.0001	$0.00
Quarter ended January 31, 2025	$0.0001	$0.00
Quarter Ended April 30, 2025	$0.0001	$0.00

On July 29, 2025, the closing bid price of our common stock as reported on the Pink Open Market was $0.0001.

The number of holders of record of the Company's common stock as of April 30, 2025 was 161 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on our common stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2025.

Recent Sales of Unregistered Securities not previously reported in the Company's Form 10-Q

On May 14, 2025 the Company issued 125,000,000 shares of common stock in exchange for consulting services.

On July 10, 2025 the Company issued 250,000,000 shares of common stock in exchange for consulting services.

Outstanding Equity Awards at Fiscal Year-End

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in Column (a)

Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	1,302,729	$0.000144	0
Total	1,302,729	$0.000144	0

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

Since 2021 MMEX has expanded its focus to the development, financing, construction and operation of clean fuels infrastructure projects powered by renewable energy. We have formed three special purpose entities of the Company - one to transition from legacy refining transportation fuels by producing them as ultra clean fuels with carbon capture, a second which plans to produce electric power from natural gas in Phase 1 and to implement in Phase 2 utilization of the natural gas to produce hydrogen and power. The planned projects are designed to be powered by solar and wind renewable energy. We continue to review implementation of our clean fuels technology internationally.

Through April 30, 2025, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net loss of $2,299,458 or $(0.0002) per share, for fiscal year ended April 30, 2025, compared to a net loss of $8,194,086 or $(0.0011) per share, for the fiscal year ended April 30, 2024. As discussed below, the net income or loss for any fiscal year fluctuates materially due to non-operating gains and losses.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased $139,580 to $1,395,748 for the year ended April 30, 2025 from $1,256,168 for the year ended April 30, 2024. The increase resulted from a combination of higher consultant fee costs offset by lower legal fees..

Project Costs

Our project costs decreased $6,421 to $5,430 for the year ended April 30, 2025 from $11,851 for the year ended April 30, 2024. The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred. During the year ended April 30, 2025, the decrease in project costs was because we did not have funding available to invest in our projects during the current year.

Depreciation and Amortization Expense

Our depreciation and amortization expenses were unchanged at $36,394 for the years ended April 30, 2025 and 2024 respectively. The expense results from the depreciation of land improvements and amortization of land easements.

Other Income (Expense)

Our interest expense increased $120,898 to $461,672 for the year ended April 30, 2025 from $340,774 for the year ended April 30, 2024. The increase is attributed to new debt agreements and debt issued with debt discounts being amortized to interest expense during the year ended April 30, 2025.

We reported a loss on extinguishment of debt of $400,214 for the year ended April 30, 2025 compared to a loss on extinguishment of debt of $819,346 for the year ended April 30, 2024. The gain/loss on extinguishment of debt generally results from the settlement and extinguishment of convertible notes payable and certain accounts payable and accrued expenses and can fluctuate over time as we are able to settle or pay off debt.

Net Income (Loss)

As a result of the above, we reported net losses of $2,299,458 and $2,464,533 for the years ended April 30, 2025 and 2024, respectively.

Deemed Dividend

During the year ended April 30, 2024 the conversion price of our Series B preferred stock was reduced from $0.05 to $0.000058 per share, which resulted in the recognition of a deemed dividend of $5,729,553 during the year ended April 30, 2024 in order to account for the change in fair value of the Series B preferred stock. During the year ended April 30, 2025 the conversion price of our Series B preferred stock remained at $0.000058, therefore no deemed dividend was recorded for the year ended April 30, 2025.

Net Income (Loss) Attributable to Common Shareholders

As a result of the deemed dividend, our net loss attributed to common shareholders was $2,299,458 and $8,194,086 for the years ended April 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

As of April 30, 2025, we had current assets of $8,079, comprised of cash of $4,579 and prepaid expenses and other current assets of $3,500, and current liabilities of $4,795,043, resulting in a working capital deficit of $4,786,964.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2025 and 2024 were as follows:

	2025	2024

Cash, Beginning of Year	$898	$10,363
Net Cash Used in Operating Activities	(380,107)	(492,992)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	383,788	483,527

Cash, End of Year	$4,579	$898

We used net cash of $380,107 in operating activities for the year ended April 30, 2025 as a result of our net loss of $2,299,458, our non-cash losses of $400,214, our increase in accounts payable of $212,287, and our increase in accounts payable and accrued expenses – related parties of $757,331, our increase in accrued expenses of $247,058, our increase in non-cash expenses totaling $302,961 and our decrease in prepaid expenses and other current assets of $500.

In comparison, we used net cash of $492,992 in operating activities for the year ended April 30, 2024 as a result of our net loss of $2,464,533, our non-cash losses of $819,346, our increase in accounts payable of $107,745, and our increase in accounts payable and accrued expenses – related parties of $769,583, our increase in accrued expenses of $66,914, our increase in non-cash expenses totaling $186,953 and our decrease in prepaid expenses and other current assets of $21,000.

We had no cash used in investing activities for the years ended April 30, 2025 and 2024, respectively.

Net cash provided by financing activities was $383,788 for the year ended April 30, 2025, comprised of proceeds from notes payable – related parties of $429,776 and proceeds from convertible notes payable – related parties of $1,300 partially offset by repayments of notes payable of $15,728 and repayments of notes payable – related parties of $31,560.

By comparison, net cash provided by financing activities was $483,527 for the year ended April 30, 2024, comprised of proceeds from notes payable of $395,000, proceeds from notes payable – related parties of $108,200, proceeds from convertible notes payable of $110,00 and proceeds from convertible notes payable – related parties of $50,000 partially offset by repayments of convertible notes payable of $158,790, repayments of notes payable of $13,685 and repayments of notes payable – related parties of $7,198.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $83,220,849 and a total stockholders’ deficit of $5,982,885 at April 30, 2025, and have reported negative cash flows from operations since inception. In addition, as of April 30, 2025 we did not have the cash resources to meet our operating commitments for the next twelve months. We require capital investments to implement our business plan, including the development of our planned hydrogen projects. Additionally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no material changes to our significant accounting policies during the year ended April 30, 2025 and there are no policies we deem to be critical accounting policies.

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

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2025 and 2024
Consolidated Statements of Operations for the years ended April 30, 2025 and 2024
Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended April 30, 2025 and 2024
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T): Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of April 30, 2025, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the consolidated financial statements included in this Form 10-K were fairly stated in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Management has made changes to the Company's internal control over financial reporting through the date of this report and/or through the quarter ended April 30, 2025, that materially affected the Company's internal control over financial reporting. Specifically, management increased its accounting personnel and made numerous changes to its accounting processes which resulted in a segregation of duties and the implementation of reviews and monitoring activities which have added controls into the accounting processes and improved our financial reporting. Additionally, management established a formal written policy for the approval, identification, and authorization of related party transactions.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	78	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	70	Director	2010

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2025, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2025. There were no stock option awards outstanding at April 30, 2025 to our non-executive directors.

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2024	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2023	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the years ended April 30, 2025 and 2024, we incurred consulting fees and expense reimbursement related to business development, financing and other corporate activities to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $240,000 and $243,326, respectively. Amounts included in accrued expenses – related parties due to Maple Resources totaled $256,075 and $327,049 as of April 30, 2025 and 2024, respectively.

Outstanding Equity Awards at Fiscal Year-End

During the year ended April 30, 2025 we did not grant any stock awards. At April 30, 2025, we had no outstanding stock options or other equity awards issued to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 29, 2025, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 11,465,977,507 shares of common stock outstanding on July 29, 2025. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 29, 2025 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Voting Power (5)
Jack W. Hanks (2)(4)	7,541,514,158	65.77%	54.90%
Bruce N. Lemons (3)	189,696,455	1.65%	0.005%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3600 Dickinson, Fort Stockton, Texas 79735.
(2)

Common shares for Mr. Hanks include: (i) 43 shares held by The Maple Gas Corporation, (ii) 136 shares held by Maple Structure Holdings, LLC, (iii) 911,511,091 shares held by Maple Resources Corporation and (iv) 6,629,962,888 shares issuable upon the exercise of outstanding warrants. This number excludes 527,750,085 shares owned by Leslie Doheny Hanks, the wife of Mr. Hanks, as to which Mr. Hanks disclaims any beneficial ownership [see also note (6)].

(3)

Common shares for Mr. Lemons include: (i) 1,147,645 shares held by BNL Family Trust (ii) 36 shares held by AAM Investments, LLC, and (iii) 188,548,774 shares issuable upon the exercise of outstanding warrants. Mr. Lemons and his family are the beneficiaries of BNL Family Trust. AAM Investments, LLC is indirectly owned by BNL Family Trust, a trust established for the benefit of Mr. Lemons and his family.

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

Contractual Agreements

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $676,878 and $1,030,523 as of April 30, 2025 and 2024, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2025, we incurred consulting fees and expense reimbursement to Maple Resources totaling $245,176 and we made repayments to Maple Resources of $139,835 and exchanged $260,491 of accrued liabilities for a convertible note payable. During the year ended April 30, 2024, we incurred consulting fees and expense reimbursement to Maple Resources totaling $260,973 and we made repayments to Maple Resources of $128,395 and converted $58,119 of accrued liabilities into 910,958,934 shares of common stock, which were valued at $273,288 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $215,169 was recognized and resulting in $175,150 still owed as of April 30, 2024.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2025, we recorded $82,500 for accrued consulting fees and we issued no shares for payment, therefore $222,500 was owed as of April 30, 2025. During the year ended April 30, 2024, we recorded $60,000 for accrued consulting fees and we issued no shares for payment, therefore $140,000 was owed as of April 30, 2024.

During the year ended April 30, 2025, Maple Resources made advances of $36,668 to assist the Company with cash flow challenges, and made repayments to Maple Resources of $19,325 and exchanged $14,913 of advances for a convertible note resulting in $13,575 still owed as of April 30, 2025. During the year ended April 30, 2024, Maple Resources made advances of $7,235 to assist the Company with cash flow challenges, and made no repayments to Maple Resources resulting in $11,145 still owed as of April 30, 2024.

During the year ended April 30, 2025, we exchanged $260,491 of accounts payable with Maple Resources, $14,913 of advances from Maple Resources, $526,968 of debt with Maple Resources, and $5,493 advances with Jack Hanks (owner of Maple Resources) for a convertible note, which had a fair value of $1,019,959 therefore a loss of $212,094 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $256,075 ($222,500 payable in stock) and $327,048 ($140,000 payable in stock) as of April 30, 2025 and 2024, respectively, which was inclusive of accrued interest due under the convertible notes described below.

During the year ended April 30, 2025, Jack Hanks, our President and CEO, made advances of $2,500 to assist the Company with cash flows challenges, and exchanged $5,493 of advances for a convertible note with Maple Resources resulting in $0 in accounts payable and accrued expenses – related parties as of April 30, 2025. During the year ended April 30, 2024, Jack Hanks, our President and CEO, made advances of $828 to assist the Company with cash flows challenges, and made repayments of $25 resulting in $2,993 in accounts payable and accrued expenses – related parties as of April 30, 2024.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $3,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $3,500, with the number of shares issued based on a fixed rate of $0.000068. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company.

During the year ended April 30, 2025 we recorded $39,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $81,126, in addition Mrs. Hanks made advances of $1,500 to assist with cash flow challenges and we made no repayments. During the year ended April 30, 2025 we exchanged $146,740 of payables and $7,345 of advances for a convertible note, which had a fair value of $181,820 therefore a loss of $27,735 was recognized resulting in $120,174 ($109,000 payable in stock) in accounts payable and accrued expenses – related parties as of April 30, 2025.

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

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. On March 15, 2025 the consulting fees were paused until further notice. During the year ended April 30, 2025 we incurred $108,500 for fees and expenses reimbursements to the children, we made repayments of $8,900 and exchanged $228,084 of accrued liabilities and $30,986 of debt for convertible notes with a fair value of $307,956, therefore a loss of $48,885 was recognized. During the year ended April 30, 2024 we incurred $126,796 for fees and expenses reimbursements to the children, we made repayments of $13,000 and converted $30,709 of accrued liabilities into 446,063,449 shares of common stock, which were valued at $119,712 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $89,003 was recognized. During the year ended April 30, 2024 we incurred $126,796 for fees and expenses reimbursements to the children, we made repayments of $13,000 and converted $30,709 of accrued liabilities into 446,063,449 shares of common stock, which were valued at $119,712 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $89,003 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $0 and $128,484 as of April 30, 2025 and 2024, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2025 and 2024, we recorded $30,000, respectively for the amount payable in stock under the consulting agreement, therefore $100,000 was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2025. In addition, BNL Family Trust made advances of $5,200 to assist with cash flow challenges during the year ended April 30, 2025. During the year ended April 30, 2025, we exchanged $5,200 of advances and $14,442 of debt for a convertible note, which had a fair value of $24,449 therefore a loss of $4,807 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $100,000 (all payable in stock) and $70,000 (all payable in stock) as of April 30, 2025 and 2024, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2025, we recorded $344,762 ($82,500 payable in stock) for fees and expense reimbursements, we made repayments of $52,500 and exchanged $424,777 of payables, $16,220 of advances and $9,280 of debt for a convertible note, which had a fair value of $532,195 therefore a loss of $81,918 was recognized. During the year ended April 30, 2024, we recorded $532,130 ($92,000 payable in stock) for fees and expense reimbursements, we made repayments of $27,948 and converted $75,321 of accrual liabilities into 1,180,577,273 shares of common stock, which were valued at $308,157 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $232,836 was recognized. During the year ended April 30, 2024, Nabil Katabi made advances of $16,220 to assist the Company with cash flow challenges, resulting in $16,220 which was exchange for a convertible note as of April 30, 2025. Amounts included in accounts payable and accrued expenses – related parties due to Nabil Katabi totaled $200,628 and $349,364 as of April 30, 2025 and 2024, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following at April 30:

	2025	2024
Convertible note payable with Maple Resources Corporation, matures on October 13, 2024, with interest at 5%, convertible into common shares of the Company [1]	$-	$50,000
Convertible note payable with BNL Family Trust, matures on March 13, 2026, with interest at 18%, convertible into common shares of the Company [2]	-	-
Convertible note payable with Alpenglow Consulting, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [3]	172,228	-
Convertible note payable with CleanFit, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [4]	58,410	-
Convertible note payable with Lake of Silver, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [5]	77,318	-
Convertible note payable with Maple Resources Corporation, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [6]	1,019,959	-
Convertible note payable with BNL Family Trust, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [7]	24,449	-
Convertible note payable with Ha’Pu Wear, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [8]	181,820	-
Convertible note payable with Nabil Katabi, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [9]	532,195	-
Convertible note payable with Poppy, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [10]	20,886	-
Less discount	-	-
Total	$2,087,265	$50,000

[1]

This convertible note was entered into on October 13, 2023 in exchange for cash of $50,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On September 17, 2024 this convertible note along with $1,712 of accrued interest was rolled into a new convertible note with a make-whole provision of 18% of the principal amount due in lieu of any stated interest. Therefore, $9,308 was recorded as debt discount to be amortized over the term of the new note due October 14, 2025. On April 8, 2025 this note was part of a convertible promissory note exchange agreement, see [6] below. As of April 30, 2025 and April 30, 2024 accrued interest on the convertible note was $0 and $753, respectively.

[2]

This convertible note was entered into on March 13, 2025 in exchange for cash of $1,300 with a make-whole provision of 18% of the principal amount due in lieu of any stated interest and is convertible into common shares of the Company at a conversion price equal to $0.000068 per share. On March 13, 2025 a debt discount of $234 was recorded for the make-whole provision to be amortized over the term of the note. On April 8, 2025 this note was part of a convertible promissory note exchange agreement, see [7] below. As of April 30, 2025 and April 30, 2024 accrued interest on the convertible note was $0 and $0, respectively.

[3]

This convertible promissory note was entered into on April 8, 2025 for $145,956 of principal plus $26,272 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $121,084 of accounts payable and $24,872 of outstanding promissory notes payable that had $1,032 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $27,304 loss on extinguishment of debt.

18

[4]

This convertible promissory note was entered into on April 8, 2025 for $49,500 of principal plus $8,910 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $49,500 of accounts payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $8,910 loss on extinguishment of debt.

[5]

This convertible promissory note was entered into on April 8, 2025 for $65,524 of principal plus $11,794 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $57,500 of accounts payable and $8,024 of outstanding promissory notes payable that had $878 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $12,672 loss on extinguishment of debt.

[6]

This convertible promissory note was entered into on April 8, 2025 for $864,372 of principal plus $155,587 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $260,491 of accounts payable, $20,406 of advances, and $583,474 of outstanding promissory notes payable that had $56,507 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $212,095 loss on extinguishment of debt.

[7]

This convertible promissory note was entered into on April 8, 2025 for $20,719 of principal plus $3,730 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $5,200 of accounts payable and $15,519 of outstanding promissory notes payable that had $1,077 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $4,807 loss on extinguishment of debt.

[8]

This convertible promissory note was entered into on April 8, 2025 for $154,085 of principal plus $27,735 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $154,085 of accounts payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $27,735 loss on extinguishment of debt.

[9]

This convertible promissory note was entered into on April 8, 2025 for $451,013 of principal plus $81,182 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $424,777 of accounts payable, $16,220 advances, and $10,016 of outstanding promissory notes payable that had $736 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $81,918 loss on extinguishment of debt.

[10]

This convertible promissory note was entered into on April 8, 2025 for $17,700 of principal plus $3,186 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $17,700 of outstanding promissory notes payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $3,186 loss on extinguishment of debt.

Notes Payable – Related Parties, Currently in Default

Notes payable -related parties, currently in default consist of the following at:

	April 30, 2025	April 30, 2024
Note payable to a related party with an issue date of April 25, 2023 with interest at 18% [1]	$-	$17,700

[1]

Effective April 25, 2023, the Company entered into a promissory note with Poppy, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $15,000 and a maturity date of April 25, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $2,700 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 235,109,718 warrants, thus $11,991 of the $15,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 25, 2024 the note went into default as the due date had passed with no extension. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	April 30, 2025	April 30, 2024
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$-	$11,800
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	-	4,720
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	-	7,552
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	-	5,900
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	-	5,900
Note payable to a related party with an issue date of November 3, 2023 with interest at 18% [6]	-	8,260
Note payable to a related party with an issue date of February 12, 2024 with interest at 18% [7]	-	2,006
Note payable to a related party with an issue date of March 17, 2024 with interest at 18% [8]	-	7,080
Note payable to a related party with an issue date of April 25, 2024 with interest at 18% [9]	-	8,260
Note payable to a related party with an issue date of April 26, 2024 with interest at 18% [10]	-	59,000
Note payable to a related party with an issue date of May 29, 2024 with interest at 18% [11]	-	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [12]	-	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [13]	-	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [14]		-
Note payable to a related party with an issue date of July 2, 2024 with interest at 18% [15]	-	-
Note payable to a related party with an issue date of July 8, 2024 with interest at 5% [16]
$60,000 draw on July 8, 2024	-	-
$60,000 draw on August 14, 2024	-	-
$60,000 draw on September 16, 2024	-	-
Note payable to a related party with an issue date of October 16, 2024 with interest at 18% [17]
$60,000 draw on October 20, 2024	-	-
$60,000 draw on November 20, 2024	-	-
$60,000 draw on December 19, 2024	-	-
Note payable to a related party with an issue date of September 13, 2024 with interest at 18% [18]	-	-
Total	-	120,478
Less discount	-	(47,152)
Net	$-	$73,326

[1]

Effective May 7, 2023, the Company entered into a promissory note with Lake of Silver, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $10,000 and a maturity date of May 7, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 156,739,812 warrants, thus $7,265 of the $10,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $2,124 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

20

[2]

Effective May 16, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $4,000 and a maturity date of May 16, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $720 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 62,695,925 warrants, thus $3,198 of the $4,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $850 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[3]

Effective May 31, 2023, the Company entered into a promissory note with BNL Family Trust, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $6,400 and a maturity date of May 31, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,152 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 100,313,480 warrants, thus $5,386 of the $6,400 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,359 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[4]

Effective June 6, 2023, the Company entered into a promissory note with Nabil Katabi, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $5,000 and a maturity date of June 6, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 78,369,906 warrants, thus $4,474 of the $5,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,062 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[5]

Effective July 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with $5,000 consulting fee under a subscription agreement. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,062 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[6]

Effective November 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of November 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[7]

Effective February 12, 2024, the Company entered into a promissory note with BNL Family Trust, a related party. The note has a principal amount of $1,700 and a maturity date of February 12, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $306 was recorded as a debt discount at the notes inception to be recognized over the term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[8]

Effective March 17, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,000 and a maturity date of March 17, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,080 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of April 30, 2025 the loan was paid back in full.

[9]

Effective April 25, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of April 25, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[10]

Effective April 26, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $50,000 and a maturity date of April 26, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 1,247,609,946 warrants, thus $33,947 of the $50,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

21

[11]

Effective May 29, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $50,000 and a maturity date of May 29, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[12]

Effective June 4, 2024, the Company entered into a promissory note with BNL Family Trust, a related party. The note has a principal amount of $2,600 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $468 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,443 of the $2,600 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[13]

Effective June 4, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $2,588 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $466 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,439 of the $2,588 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[14]

Effective June 4, 2024, the Company entered into a promissory note with Nabil Katabi, a related party. The note has a principal amount of $2,588 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $466 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,439 of the $2,588 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[15]

Effective July 2, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 2, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of April 30, 2025 the loan was paid back in full.

[16]

Effective July 8, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $180,000 to be funded in three drawdowns of $60,000 each and a maturity date of July 8, 2025. In lieu of interest the Company is to pay the lender 5% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 2,647,058,824 warrants, thus $35,006 of the $60,000 in note proceeds, from the first drawdown, were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. All three drawdowns of $60,000 each for a total of $180,000 were made under the Note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[17]

Effective October 16, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $180,000 to be funded in three drawdowns of $60,000 each and a maturity date of October 16, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $32,400 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 2,647,058,824 warrants, thus $35,006 of the $60,000 in note proceeds, from the first drawdown, were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. All three drawdowns of $60,000 each for a total of $180,000 were made under the Note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

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

22

Equity Activity – Related Parties

During the year ended April 30, 2025, the Company issued 5,408,823,530 warrants in consideration of debt and $74,332 of note proceeds were allocated to the warrants with an increase in additional paid-in capital.

During the year ended April 30, 2024, Maple Resources, Nabil Katabi and BNL Family Trust terminated 3,000,000 warrants each and the Company issued with 50,000,000 warrants to each entity as a replacement award. The Company accounted for this transaction as a cancellation of the previous award and issuance of a new award and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value. In addition, and as specified above, the Company converted $204,763 of accrued liabilities into 3,174,187,995 shares of common stock valued at $892,133 and issued 398,119,123 warrants in consideration of debt; therefore, a $687,370 loss on extinguishment of debt was recognized and $20,323 of note proceeds were allocated to the warrants with an increase in additional paid-in capital.

Item 14: Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2025 and 2024:

	2025	2024

Audit Fees (a)	$30,400	$30,400

Audit-Related Fees (b)	$-	$-

Tax Fees (c)	$-	$-

All Other Fees	$-	$-

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2025, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

23

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

24

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

MMEX Resources Corporation (Registrant)

Date: July 29, 2025	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 29, 2025
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 29, 2025
Bruce N. Lemons

25

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MMEX Resources Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the Company) as of April 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-years ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for the two years in the period ended April 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring net losses, working capital deficit, and stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Going Concern

Due to the net loss, negative cash flows from operations for the year, and working capital deficiency, the Company evaluated the need for a going concern listed in note 3.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be easily substantiated.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

The Woodlands, TX

July 29, 2025

PCAOB ID 2738

MMEX RESOURCES CORPORATION

Consolidated Balance Sheets

	April 30,
	2025	2024
Assets

Current assets:
Cash	$4,579	$898
Prepaid expenses and other current assets	3,500	3,000
Total current assets	8,079	3,898

Property and equipment, net	1,005,015	1,041,409

Total assets	$1,013,094	$1,045,307

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$957,558	$841,602
Accrued expenses	1,244,206	933,143
Accounts payable and accrued expenses – related parties	676,878	1,030,523
Notes payable net of discount of $2,966 and $0 at April 30, 2025 and 2024, respectively	107,993	1,032,630
Note payable, currently in default	1,154,453	211,953
Note payable – related parties, net of discount of $0 and $47,476 at April 30, 2025 and 2024, respectively	-	73,326
Note payable – related parties, currently in default	-	17,700
Convertible notes payable, currently in default, net of discount of $0 at April 30, 2025 and 2024, respectively	653,955	150,000
Convertible notes payable, net of discount of $0 and $5,771 at April 30, 2025 and 2024, respectively	-	518,184
Convertible notes payable – related parties, net of discount of $0 at April 30, 2025 and 2024, respectively	-	50,000
Total current liabilities	4,795,043	4,859,061

Long-term liabilities
Convertible noted payable – related parties	2,087,265	-
Convertible notes payable	113,671	-
Total liabilities	6,995,979	4,859,061

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock; $0.001 par value; 50,000,000,000 shares authorized, 11,340,977,507 and 9,442,800,957 shares issued and outstanding at April 30, 2025 and 2024, respectively	11,340,977	9,442,800
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at April 30, 2025 and 2024	1	1
974 and 1,029 Series B preferred shares issued and outstanding at April 30, 2025 and 2024, respectively	2	2
Additional paid-in capital	65,887,113	67,654,963
Non-controlling interest	9,871	9,871
Accumulated deficit	(83,220,849)	(80,921,391)
Total stockholders’ deficit	(5,982,885)	(3,813,754)

Total liabilities and stockholders’ deficit	$1,013,094	$1,045,307

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Years Ended April 30,
	2025	2024

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,395,748	1,256,168
Refinery start-up costs	5,430	11,851
Depreciation and amortization	36,394	36,394

Total operating expenses	1,437,572	1,304,413

Loss from operations	(1,437,572)	(1,304,413)

Other income (expense):
Interest expense	(461,672)	(340,774)
Gain (loss) on extinguishment of liabilities	(400,214)	(819,346)

Total other income (expense)	(861,886)	(1,160,120)

Loss before income taxes	(2,299,458)	(2,464,533)
Provision for income taxes	-	-

Net loss	$(2,299,458)	$(2,464,533)
Deemed dividend	-	(5,729,553)
Net loss attributable to the common shareholders	$(2,299,458)	$(8,194,086)

Net loss per common share – basic and diluted	$(0.0002)	$(0.0011)

Weighted average number of common shares outstanding – basic and diluted	10,171,204,083	7,194,820,941

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2025 and 2024

	Class A		Series A		Series B		Additional	Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2023	769,618,295	$769,618	1,000	$1	1,144	$2	$69,082,490	$9,871	$(72,727,305)	$(2,865,323)

Shares issued for conversion of convertible notes payable	3,545,720,685	3,545,720	-	-	-	-	(3,295,989)	-	-	249,731
Shares issued for accrued expenses	279,120,377	279,120	-	-	-	-	(195,384)	-	-	83,736
Shares issued for accrued expenses – related parties	3,174,187,995	3,174,188	-	-	-	-	(2,282,054)	-	-	892,134
Warrants issued for debt discount	-	-	-	-	-	-	58,032	-	-	58,032
Warrants issued for debt discount – related parties	-	-	-	-	-	-	54,269	-	-	54,269
Preferred stock converted into common stock	1,674,153,605	1,674,154	-	-	(115)	-	(1,674,154)	-	-	-
Warrants issued for services	-	-	-	-	-	-	28,200	-	-	28,200
Warrants issued to settle debt	-	-	-	-	-	-	150,000	-	-	150,000
Deemed dividends	-	-	-	-	-	-	5,729,553	-	(5,729,553)	-
Net loss	-	-	-	-	-	-	-	-	(2,464,533)	(2,464,533)

Balance, April 30, 2024	9,442,800,957	$9,442,800	1,000	$1	1,029	$2	$67,654,963	$9,871	$(80,921,391)	$(3,813,754)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years Ended April 30, 2025 and 2024 (Continued)

	Class A		Series A		Series B		Additional	Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2024	9,442,800,957	$9,442,800	1,000	$1	1,029	$2	$67,654,963	$9,871	$(80,921,391)	$(3,813,754)

Shares issued for conversion of convertible notes payable	948,176,550	948,177	-	-	-	-	(892,182)	-	-	55,995
Warrants issued for debt discount – related parties	-	-	-	-	-	-	74,332	-	-	74,332
Preferred stock converted into common stock	950,000,000	950,000	-	-	(55)	-	(950,000)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,299,458)	(2,299,458)

Balance, April 30, 2025	11,340,977,507	$11,340,977	1,000	$1	974	$2	$65,887,113	$9,871	$(83,220,849)	$(5,982,885)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,299,458)	$(2,464,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	36,394	36,394
Loan fees and penalties added to convertible note principal	100,000	-
Warrants issued for services	-	28,200
(Gain) loss on extinguishment of liabilities	400,214	819,346
Amortization of debt discount	166,567	122,359
(Increase) decrease in assets:
Prepaid expenses and other current assets	(500)	21,000
Increase (decrease) in liabilities:
Accounts payable	212,287	107,745
Accrued expenses	247,058	66,914
Accounts payable and accrued expenses – related parties	757,331	769,583
Net cash used in operating activities	(380,107)	(492,992)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	395,000
Repayments of notes payable	(15,728)	(13,685)
Proceeds from convertible notes payable	-	110,000
Repayments of convertible notes payable	-	(158,790)
Proceeds from notes payable – related parties	429,776	108,200
Repayments of notes payable – related parties	(31,560)	(7,198)
Proceeds from convertible notes payable – related parties	1,300	50,000
Net cash provided by financing activities	383,788	483,527

Net increase (decrease) in cash	3,681	(9,465)
Cash at the beginning of the period	898	10,363
Cash at the end of the period	$4,579	$898

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows (continued)

	Years Ended April 30,
	2025	2024

Supplemental disclosure:
Interest paid	$10,928	$145,655
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in conversion of debt	$55,995	$249,732
Related party convertible note for note payable	$-	$20,000
Common stock issued for accrued expenses	$-	$17,808
Common stock issued for accrued expenses – related parties	$-	$204,763
Preferred stock converted into common stock	$950,000	$1,674,154
Deemed dividend	$-	$5,729,553
Warrants for debt discount	$-	$58,032
Warrants for debt discount – related parties	$74,332	$54,269
Debt reclassed from convertible note payable to notes payable	$-	$25,000
Debt exchanged for convertible notes	$96,331	$-
Debt exchanged for convertible notes – related parties	$1,708,026	$-

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2025 and 2024

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

Basic and diluted income (loss) per share

Basic net income or loss per common share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. As of April 30, 2025 and 2024 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the year ended April 30, 2025 and 2024, the Company recorded stock-based compensation of $0 and $28,200, respectively.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $83,220,849 and a total stockholders’ deficit of $5,982,885 at April 30, 2025, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $4,579 at April 30, 2025, we still have a working capital deficit of $4,786,964, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $676,878 and $1,030,523 as of April 30, 2025 and 2024, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2025, we incurred consulting fees and expense reimbursement to Maple Resources totaling $245,176 and we made repayments to Maple Resources of $139,835 and exchanged $260,491 of accrued liabilities for a convertible note payable. During the year ended April 30, 2024, we incurred consulting fees and expense reimbursement to Maple Resources totaling $260,973 and we made repayments to Maple Resources of $128,395 and converted $58,119 of accrued liabilities into 910,958,934 shares of common stock, which were valued at $273,288 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $215,169 was recognized and resulting in $175,150 still owed as of April 30, 2024.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2025, we recorded $82,500 for accrued consulting fees and we issued no shares for payment, therefore $222,500 was owed as of April 30, 2025. During the year ended April 30, 2024, we recorded $60,000 for accrued consulting fees and we issued no shares for payment, therefore $140,000 was owed as of April 30, 2024.

During the year ended April 30, 2025, Maple Resources made advances of $36,668 to assist the Company with cash flow challenges, and made repayments to Maple Resources of $19,325 and exchanged $14,913 of advances for a convertible note resulting in $13,575 still owed as of April 30, 2025. During the year ended April 30, 2024, Maple Resources made advances of $7,235 to assist the Company with cash flow challenges, and made no repayments to Maple Resources resulting in $11,145 still owed as of April 30, 2024.

During the year ended April 30, 2025, we exchanged $260,491 of accounts payable with Maple Resources, $14,913 of advances from Maple Resources, $526,968 of debt with Maple Resources, and $5,493 advances with Jack Hanks (owner of Maple Resources) for a convertible note, which had a fair value of $1,019,959 therefore a loss of $212,094 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $256,075 ($222,500 payable in stock) and $327,048 ($140,000 payable in stock) as of April 30, 2025 and 2024, respectively, which was inclusive of accrued interest due under the convertible notes described below.

During the year ended April 30, 2025, Jack Hanks, our President and CEO, made advances of $2,500 to assist the Company with cash flows challenges, and exchanged $5,493 of advances for a convertible note with Maple Resources resulting in $0 in accounts payable and accrued expenses – related parties as of April 30, 2025. During the year ended April 30, 2024, Jack Hanks, our President and CEO, made advances of $828 to assist the Company with cash flows challenges, and made repayments of $25 resulting in $2,993 in accounts payable and accrued expenses – related parties as of April 30, 2024.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $3,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $3,500, with the number of shares issued based on a fixed rate of $0.000068. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company.

During the year ended April 30, 2025 we recorded $39,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $81,126, in addition Mrs. Hanks made advances of $1,500 to assist with cash flow challenges and we made no repayments. During the year ended April 30, 2025 we exchanged $146,740 of payables and $7,345 of advances for a convertible note, which had a fair value of $181,820 therefore a loss of $27,735 was recognized resulting in $120,174 ($109,000 payable in stock) in accounts payable and accrued expenses – related parties as of April 30, 2025.

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

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. On March 15, 2025 the consulting fees were paused until further notice. During the year ended April 30, 2025 we incurred $108,500 for fees and expenses reimbursements to the children, we made repayments of $8,900 and exchanged $228,084 of accrued liabilities and $30,986 of debt for convertible notes with a fair value of $307,956, therefore a loss of $48,885 was recognized. During the year ended April 30, 2024 we incurred $126,796 for fees and expenses reimbursements to the children, we made repayments of $13,000 and converted $30,709 of accrued liabilities into 446,063,449 shares of common stock, which were valued at $119,712 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $89,003 was recognized. During the year ended April 30, 2024 we incurred $126,796 for fees and expenses reimbursements to the children, we made repayments of $13,000 and converted $30,709 of accrued liabilities into 446,063,449 shares of common stock, which were valued at $119,712 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $89,003 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $0 and $128,484 as of April 30, 2025 and 2024, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2025 and 2024, we recorded $30,000, respectively for the amount payable in stock under the consulting agreement, therefore $100,000 was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2025. In addition, BNL Family Trust made advances of $5,200 to assist with cash flow challenges during the year ended April 30, 2025. During the year ended April 30, 2025, we exchanged $5,200 of advances and $14,442 of debt for a convertible note, which had a fair value of $24,449 therefore a loss of $4,807 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $100,000 (all payable in stock) and $70,000 (all payable in stock) as of April 30, 2025 and 2024, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2025, we recorded $344,762 ($82,500 payable in stock) for fees and expense reimbursements, we made repayments of $52,500 and exchanged $424,777 of payables, $16,220 of advances and $9,280 of debt for a convertible note, which had a fair value of $532,195 therefore a loss of $81,918 was recognized. During the year ended April 30, 2024, we recorded $532,130 ($92,000 payable in stock) for fees and expense reimbursements, we made repayments of $27,948 and converted $75,321 of accrual liabilities into 1,180,577,273 shares of common stock, which were valued at $308,157 based on the closing market price of the Company’s stock on the day of conversion, therefore a loss of $232,836 was recognized. During the year ended April 30, 2024, Nabil Katabi made advances of $16,220 to assist the Company with cash flow challenges, resulting in $16,220 which was exchange for a convertible note as of April 30, 2025. Amounts included in accounts payable and accrued expenses – related parties due to Nabil Katabi totaled $200,628 and $349,364 as of April 30, 2025 and 2024, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties consist of the following at April 30:

	2025	2024
Convertible note payable with Maple Resources Corporation, matures on October 13, 2024, with interest at 5%, convertible into common shares of the Company [1]	$-	$50,000
Convertible note payable with BNL Family Trust, matures on March 13, 2026, with interest at 18%, convertible into common shares of the Company [2]	-	-
Convertible note payable with Alpenglow Consulting, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [3]	172,228	-
Convertible note payable with CleanFit, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [4]	58,410	-
Convertible note payable with Lake of Silver, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [5]	77,318	-
Convertible note payable with Maple Resources Corporation, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [6]	1,019,959	-
Convertible note payable with BNL Family Trust, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [7]	24,449	-
Convertible note payable with Ha’Pu Wear, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [8]	181,820	-
Convertible note payable with Nabil Katabi, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [9]	532,195	-
Convertible note payable with Poppy, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [10]	20,886	-
Less discount	-	-
Total	$2,087,265	$50,000

[1]

This convertible note was entered into on October 13, 2023 in exchange for cash of $50,000 and is convertible into common shares of the Company at a conversion price equal to 110% of the lowest price at which the shares of common stock were issued by the Company during the twenty prior trading days, including the day upon which a notice of conversion is received by the Company. On September 17, 2024 this convertible note along with $1,712 of accrued interest was rolled into a new convertible note with a make-whole provision of 18% of the principal amount due in lieu of any stated interest. Therefore, $9,308 was recorded as debt discount to be amortized over the term of the new note due October 14, 2025. On April 8, 2025 this note was part of a convertible promissory note exchange agreement, see [6] below. As of April 30, 2025 and April 30, 2024 accrued interest on the convertible note was $0 and $753, respectively.

F-16

[2]

This convertible note was entered into on March 13, 2025 in exchange for cash of $1,300 with a make-whole provision of 18% of the principal amount due in lieu of any stated interest and is convertible into common shares of the Company at a conversion price equal to $0.000068 per share. On March 13, 2025 a debt discount of $234 was recorded for the make-whole provision to be amortized over the term of the note. On April 8, 2025 this note was part of a convertible promissory note exchange agreement, see [7] below. As of April 30, 2025 and April 30, 2024 accrued interest on the convertible note was $0 and $0, respectively.

[3]

This convertible promissory note was entered into on April 8, 2025 for $145,956 of principal plus $26,272 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $121,084 of accounts payable and $24,872 of outstanding promissory notes payable that had $1,032 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $27,304 loss on extinguishment of debt.

[4]

This convertible promissory note was entered into on April 8, 2025 for $49,500 of principal plus $8,910 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $49,500 of accounts payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $8,910 loss on extinguishment of debt.

[5]

This convertible promissory note was entered into on April 8, 2025 for $65,524 of principal plus $11,794 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $57,500 of accounts payable and $8,024 of outstanding promissory notes payable that had $878 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $12,672 loss on extinguishment of debt.

[6]

This convertible promissory note was entered into on April 8, 2025 for $864,372 of principal plus $155,587 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $260,491 of accounts payable, $20,406 of advances, and $583,474 of outstanding promissory notes payable that had $56,507 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $212,095 loss on extinguishment of debt.

[7]

This convertible promissory note was entered into on April 8, 2025 for $20,719 of principal plus $3,730 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $5,200 of accounts payable and $15,519 of outstanding promissory notes payable that had $1,077 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $4,807 loss on extinguishment of debt.

[8]

This convertible promissory note was entered into on April 8, 2025 for $154,085 of principal plus $27,735 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $154,085 of accounts payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $27,735 loss on extinguishment of debt.

[9]

This convertible promissory note was entered into on April 8, 2025 for $451,013 of principal plus $81,182 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $424,777 of accounts payable, $16,220 advances, and $10,016 of outstanding promissory notes payable that had $736 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $81,918 loss on extinguishment of debt.

[10]

This convertible promissory note was entered into on April 8, 2025 for $17,700 of principal plus $3,186 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $17,700 of outstanding promissory notes payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $3,186 loss on extinguishment of debt.

The following represents the future aggregate maturities as of April 30, 2025 of the Company’s Convertible notes payable – related parties:

Amount
2025 (remaining)	$-
2026	-
2027	-
2028	2,087,265
Total	$2,087,265

Notes Payable – Related Parties, Currently in Default

Notes payable -related parties, currently in default consist of the following at:

	April 30, 2025	April 30, 2024
Note payable to a related party with an issue date of April 25, 2023 with interest at 18% [1]	$-	$17,700

[1]

Effective April 25, 2023, the Company entered into a promissory note with Poppy, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $15,000 and a maturity date of April 25, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $2,700 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 235,109,718 warrants, thus $11,991 of the $15,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 25, 2024 the note went into default as the due date had passed with no extension. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

Notes Payable – Related Parties

Notes payable – related parties consist of the following at:

	April 30, 2025	April 30, 2024
Note payable to a related party with an issue date of May 7, 2023 with interest at 18% [1]	$-	$11,800
Note payable to a related party with an issue date of May 16, 2023 with interest at 18% [2]	-	4,720
Note payable to a related party with an issue date of May 31, 2023 with interest at 18% [3]	-	7,552
Note payable to a related party with an issue date of June 6, 2023 with interest at 18% [4]	-	5,900
Note payable to a related party with an issue date of July 3, 2023 with interest at 18% [5]	-	5,900
Note payable to a related party with an issue date of November 3, 2023 with interest at 18% [6]	-	8,260
Note payable to a related party with an issue date of February 12, 2024 with interest at 18% [7]	-	2,006
Note payable to a related party with an issue date of March 17, 2024 with interest at 18% [8]	-	7,080
Note payable to a related party with an issue date of April 25, 2024 with interest at 18% [9]	-	8,260
Note payable to a related party with an issue date of April 26, 2024 with interest at 18% [10]	-	59,000
Note payable to a related party with an issue date of May 29, 2024 with interest at 18% [11]	-	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [12]	-	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [13]	-	-
Note payable to a related party with an issue date of June 4, 2024 with interest at 18% [14]		-
Note payable to a related party with an issue date of July 2, 2024 with interest at 18% [15]	-	-
Note payable to a related party with an issue date of July 8, 2024 with interest at 5% [16]
$60,000 draw on July 8, 2024	-	-
$60,000 draw on August 14, 2024	-	-
$60,000 draw on September 16, 2024	-	-
Note payable to a related party with an issue date of October 16, 2024 with interest at 18% [17]
$60,000 draw on October 20, 2024	-	-
$60,000 draw on November 20, 2024	-	-
$60,000 draw on December 19, 2024	-	-
Note payable to a related party with an issue date of September 13, 2024 with interest at 18% [18]	-	-
Total	-	120,478
Less discount	-	(47,152)
Net	$-	$73,326

[1]

Effective May 7, 2023, the Company entered into a promissory note with Lake of Silver, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $10,000 and a maturity date of May 7, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,800 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 156,739,812 warrants, thus $7,265 of the $10,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $2,124 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[2]

Effective May 16, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $4,000 and a maturity date of May 16, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $720 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 62,695,925 warrants, thus $3,198 of the $4,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $850 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[3]

Effective May 31, 2023, the Company entered into a promissory note with BNL Family Trust, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $6,400 and a maturity date of May 31, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,152 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 100,313,480 warrants, thus $5,386 of the $6,400 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,359 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

F-19

[4]

Effective June 6, 2023, the Company entered into a promissory note with Nabil Katabi, a related party, through its wholly owned subsidiary, Pecos Clean Fuels & Transport, LLC. The note has a principal amount of $5,000 and a maturity date of June 6, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 78,369,906 warrants, thus $4,474 of the $5,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital (see Note 8) and an increase in debt discount. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,062 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[5]

Effective July 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with $5,000 consulting fee under a subscription agreement. On August 1, 2024 the note payable was amended to extend the maturity date to October 1, 2025 and included an additional 18%, in lieu of interest, of the principal plus the initial in lieu of interest amount. Accordingly, $1,062 was recorded as a debt discount on the amendment date to be recognized over the extended term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[6]

Effective November 3, 2023, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of November 3, 2024. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[7]

Effective February 12, 2024, the Company entered into a promissory note with BNL Family Trust, a related party. The note has a principal amount of $1,700 and a maturity date of February 12, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $306 was recorded as a debt discount at the notes inception to be recognized over the term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[8]

Effective March 17, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $6,000 and a maturity date of March 17, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,080 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of April 30, 2025 the loan was paid back in full.

[9]

Effective April 25, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $7,000 and a maturity date of April 25, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $1,260 was recorded as a debt discount at the notes inception to be recognized over the term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[10]

Effective April 26, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $50,000 and a maturity date of April 26, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 1,247,609,946 warrants, thus $33,947 of the $50,000 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[11]

Effective May 29, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $50,000 and a maturity date of May 29, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[12]

Effective June 4, 2024, the Company entered into a promissory note with BNL Family Trust, a related party. The note has a principal amount of $2,600 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $468 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,443 of the $2,600 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

F-20

[13]

Effective June 4, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $2,588 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $466 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,439 of the $2,588 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[14]

Effective June 4, 2024, the Company entered into a promissory note with Nabil Katabi, a related party. The note has a principal amount of $2,588 and a maturity date of June 6, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $466 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 38,235,294 warrants, thus $1,439 of the $2,588 in note proceeds were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[15]

Effective July 2, 2024, the Company entered into a promissory note with Alpenglow Consulting, LLC, a related party. The note has a principal amount of $5,000 and a maturity date of July 2, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $900 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, as of April 30, 2025 the loan was paid back in full.

[16]

Effective July 8, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $180,000 to be funded in three drawdowns of $60,000 each and a maturity date of July 8, 2025. In lieu of interest the Company is to pay the lender 5% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $9,000 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 2,647,058,824 warrants, thus $35,006 of the $60,000 in note proceeds, from the first drawdown, were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. All three drawdowns of $60,000 each for a total of $180,000 were made under the Note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

[17]

Effective October 16, 2024, the Company entered into a promissory note with Maple Resources, a related party. The note has a principal amount of $180,000 to be funded in three drawdowns of $60,000 each and a maturity date of October 16, 2025. In lieu of interest the Company is to pay the lender 18% of the principal amount, in addition to the principal payment, on the maturity date. Accordingly, $32,400 was recorded as a debt discount at the notes inception to be recognized over the term of the note. In addition, the note was issued with 2,647,058,824 warrants, thus $35,006 of the $60,000 in note proceeds, from the first drawdown, were allocated to the warrants with an increase in additional paid-in capital and an increase in debt discount. All three drawdowns of $60,000 each for a total of $180,000 were made under the Note. On April 8, 2025, this note was exchanged for a convertible promissory note and therefore had a zero balance as of April 30, 2025.

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

Equity Activity – Related Parties

During the year ended April 30, 2025, the Company issued 5,408,823,530 warrants in consideration of debt and $74,332 of note proceeds were allocated to the warrants with an increase in additional paid-in capital.

During the year ended April 30, 2024, Maple Resources, Nabil Katabi and BNL Family Trust terminated 3,000,000 warrants each and the Company issued with 50,000,000 warrants to each entity as a replacement award. The Company accounted for this transaction as a cancellation of the previous award and issuance of a new award and recorded $28,200 worth of stock-based compensation to capture the difference in fair market value. In addition, and as specified above, the Company converted $204,763 of accrued liabilities into 3,174,187,995 shares of common stock valued at $892,133 and issued 398,119,123 warrants in consideration of debt; therefore, a $687,370 loss on extinguishment of debt was recognized and $20,323 of note proceeds were allocated to the warrants with an increase in additional paid-in capital.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2025	2024

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Land	721,828	721,828
Land improvements	468,615	468,615
Land easements	37,015	37,015
	1,247,877	1,247,877
Less accumulated depreciation and amortization	(242,862)	(206,468)

	$1,005,015	$1,041,409

Depreciation and amortization expense totaled $36,394 and $36,394 for the years ended April 30, 2025 and 2024, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2025	2024

Accrued payroll	$30,090	$30,090
Accrued consulting	82,500	26,000
Accrued interest and penalties	1,037,442	782,879
Other	94,174	94,174

	$1,244,206	$933,143

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at April 30:

	2025	2024

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	250,000	-
$200,000 draw on March 26, 2021	200,000	-
$50,000 draw on April 13, 2022	50,000	-
$295,000 draw on December 18, 2023	295,000	-
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	70,800	-
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	38,350	-
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	38,350	-
Total	1,154,453	211,953
Less Discount	-	-
Net	$1,154,453	$211,953

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

Notes Payable

Notes payable consist of the following at April 30:

	2025	2024
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$73,086	$88,815
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [2]	37,873	23,600
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	-	70,800
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	-	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	-	38,350
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [6]
$250,000 draw on March 5, 2021	-	250,000
$200,000 draw on March 26, 2021	-	200,000
$50,000 draw on April 13, 2022	-	50,000
$295,000 draw on December 18, 2023	-	295,000
Total	110,959	1,054,915
Less Discount	(2,966)	(22,285)
Net	$107,993	$1,032,630

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum. As of April 30, 2025 and April 30, 2024 accrued interest on the convertible note was $5,057 and $2,840, respectively.

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

F-24

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

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2025	2024
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	100,000	100,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	183,955	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [4]	65,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [5]	200,000	-
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [6]	55,000	-
Total	653,955	150,000
Less discount	-	-
Net	$653,955	$150,000

[1]

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations. On December 31, 2010 the note went into default as the due date had passed with no extension. As of April 30, 2025 and 2024 accrued interest on the convertible note was $75,718 and $70,718, respectively.

[2]

Effective September 15, 2022, the Company entered into a convertible promissory note with a principal amount of $100,000 with Boot Capital, LLC. The Company received $91,250 after payment of $8,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of September 15, 2023. The note can be converted into shares of common stock at a 42% discount from the lowest trading price during the 10 days prior to conversion. On September 15, 2023 the note went into default as the due date had passed with no extension. The note has a default interest rate of 22% per annum and the Company recorded $100,000 of additional interest as a default penalty. As of April 30, 2025 and 2024 accrued interest on the convertible note was $115,712 and $23,742, respectively.

[3]

Effective February 28, 2023, the Company entered into a convertible promissory note with a principal amount of $226,875 with Sabby Volatility Warrant Master Fund, Ltd. This note was in exchange for a prior promissory note dated March 3, 2022 with principal due of $181,500 and accrued interest of $8,749, wherein the Company also incurred $36,626 worth of financing fees for the exchange. The note has an interest rate of 10% per annum and a maturity date of May 1, 2024. The note can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. On May 1, 2024 the note went into default as the due date had passed with no extension. As of April 30, 2025 and 2024 accrued interest on the convertible note was $33,928 and $11,272, respectively and the convertible note is currently being disputed.

[4]

Effective February 28, 2024, the Company issued and delivered to GS a 10% convertible note in the principal amount of $65,000. The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On August 28, 2024 the note went into default as the due date had passed with no extension. As of April 30, 2025 and 2024 accrued interest on the convertible note was $7,604 and $1,104, respectively.

[5]

Effective July 26, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $200,000, which was not funded until August 1, 2022. The note was issued at a discount and the Company received net proceeds of $185,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.055 per share, subject to adjustment if there are future financings with more favorable rates. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. On December 31, 2024 the note went into default as the due date had passed with no extension. As of April 30, 2025 and 2024 accrued interest on the convertible note was $54,959 and $34,959, respectively.

[6]

Effective August 24, 2023 the Company issued and delivered to GS a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $2,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On December 31, 2024 the note went into default as the due date had passed with no extension. As of April 30, 2025 and 2024 accrued interest on the convertible note was $11,437 and $3,767, respectively.

Convertible Notes Payable

Current convertible notes payable consisted of the following at April 30:

	2025	2024
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [1]	$-	$200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.01 per share [2]	-	183,955
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [3]	-	55,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [4]	-	20,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [5]	-	65,000
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company [6]	34,220	-
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company [7]	79,451	-
Total	113,671	523,955
Less discount	-	(5,771)
Net	$113,671	$518,184

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

[4]

Effective April 12, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $165,000. The note was issued at a discount and the Company received net proceeds of $155,000 after payment of $10,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.10 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. During the year ended April 30, 2024 the Company converted $41,250 into 823,771,549 shares of common stock in accordance with the terms of the agreement and based on the variable conversion prices in effect on the date of the conversions, therefore no gain or loss was recorded. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. As of April 30, 2025, the note had an outstanding balance of $0 and accrued interest of $10,064.

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

[6]

This convertible promissory note was entered into on April 8, 2025 for $29,000 of principal plus $5,220 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $29,000 of outstanding promissory notes payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $5,220 loss on extinguishment of debt.

[7]

This convertible promissory note was entered into on April 8, 2025 for $67,331 of principal plus $12,120 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $67,331 of outstanding promissory notes payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $12,120 loss on extinguishment of debt.

The following represents the future aggregate maturities as of April 30, 2025 of the Company’s Convertible notes payable:

Amount
2025 (remaining)	$-
2026	-
2027	-
2028	113,671
Total	$113,671

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2025 and 2024, the Company had authorized 50,001,000,000 and 25,001,000,000 shares of capital stock, consisting of 50,000,000,000 and 25,000,000,000 shares of common stock and 1,000,000 and 1,000,000 shares of preferred stock, respectively.

Common Stock Issuances

During the year ended April 30, 2025, the Company issued a total of 1,898,176,550 shares of its common stock: 950,000,000 shares converted from Series B preferred stock and 948,176,550 shares valued at $55,995 in conversion of convertible notes principal of $20,000, accrued interest payable of $35,455, and conversion fees of $540.

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

During the year ended April 30, 2025 and 2024 no preferred shares were issued.

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

During the year ended April 30, 2025 the Company did not issue any shares of its Series B preferred stock, however, the Company issued 950,000 shares of its common stock upon the conversion of 55 shares of the Series B preferred stock by the holder.

During the year ended April 30, 2024 the Company did not issue any shares of its Series B preferred stock, however, the Company issued 1,674,153,605 shares of its common stock upon the conversion of 115 shares of the Series B preferred stock by the holder.

Warrants

A summary of warrant activity during the years ended April 30, 2025 and 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2023	264,058,999	$0.01	5.03
Granted	3,359,208,693	$0.00015
Canceled / Expired	(9,000,000)	$0.20
Exercised	-	$0.00

Outstanding, April 30, 2024	3,614,267,692	$0.000212	4.66
Granted	5,408,823,530	$0.00010
Canceled / Expired	-	$0.00
Exercised	-	$0.00

Outstanding, April 30, 2025	9,023,091,222	$0.000144	4.06

During the year ended April 30, 2025, the Company issued 5,408,823,530 warrants in conjunction with the issuance of debt. Of the note proceeds, $74,332 was allocated to the warrants based on relative fair values. Of the 5,408,823,530 warrants, 114,705,882 have an exercise price of $0.000068 and 5,294,117,648 have an exercise price of $0.00010 and all have a five-year life.

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

Common Stock Reserved

Combined with the 11,340,977,507 common shares outstanding at April 30, 2025, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $24,952,862 as of April 30, 2025 that will be available to offset future taxable income. The available net operating loss carry forwards expire in various years through 2045. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2025	2024
Deferred tax asset:
Net operating loss carryforward	$5,240,101	$4,876,239
Valuation allowance	(5,240,101)	(4,876,239)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2025	2024

Change in net operating loss benefit	$363,862	$325,716
Change in valuation allowance	(363,862)	(325,716)

Total	$-	$-

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

The Company is in compliance with the Court’s September 13, 2023 Order. In addition, we are currently disputing the convertible note payable.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

On May 14, 2025, the Company issued 125,000,000 shares of common stock for consulting services.

On July 10, 2025 the Company issued 250,000,000 shares of common stock in exchange for consulting services.

