Form 10-Q
period 2025-07-31
MMEX Resources Corp
filed 2025-09-15
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 15, 2025, there were 20,730,726,723 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2025

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2025 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

	July 31, 2025	April 30, 2025
Assets	(unaudited)

Current assets:
Cash	$59	$4,579
Prepaid expenses and other current assets	3,000	3,500
Total current assets	3,059	8,079

Property and equipment, net	995,918	1,005,015

Total assets	$998,977	$1,013,094

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$962,628	$957,558
Accrued expenses	1,315,340	1,244,206
Accounts payable and accrued expenses – related parties	956,547	676,878
Notes payable, net of discount of $1,703 and $2,966 at July 31, 2025 and April 30, 2025, respectively	105,646	107,993
Notes payable, currently in default	1,154,453	1,154,453
Convertible notes payable, currently in default, net of discount of $0 at July 31, 2025 and April 30, 2025, respectively	653,955	653,955
Total current liabilities	5,148,569	4,795,043

Long-term liabilities
Convertible notes payable – related parties, net of discount of $0 at July 31, 2025 and April 30, 2025, respectively	2,087,265	2,087,265
Notes payable - related parties, net of discount of $1,432 and $0 at July 31, 2025 and April 30, 2025	7,996	-
Convertible notes payable	113,671	113,671
Total liabilities	7,357,501	6,995,979

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock; $0.001 par value; 50,000,000,000 shares authorized, 11,590,977,507 and 11,340,977,507 shares issued and outstanding at July 31, 2025 and April 30, 2025, respectively	11,590,977	11,340,977
Preferred stock; $0.001 par value; 1,000,000 shares authorized:
1,000 Series A preferred shares issued and outstanding at July 31, 2025 and April 30, 2025	1	1
974 Series B preferred shares issued and outstanding at July 31, 2025 and April 30, 2025, respectively	2	2
Additional paid-in capital	65,697,613	65,887,113
Non-controlling interest	9,871	9,871
Accumulated deficit	(83,656,988)	(83,220,849)
Total stockholders’ deficit	(6,358,524)	(5,982,885)

Total liabilities and stockholders’ deficit	$998,977	$1,013,094

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2025	2024

Revenues	$-	$-

Operating expenses:
General and administrative expenses	298,940	350,531
Project costs	60,500	5,430
Depreciation and amortization	9,097	9,097

Total operating expenses	368,537	365,058

Loss from operations	(368,537)	(365,058)

Other income (expense):
Interest expense	(67,602)	(90,164)

Total other income (expense)	(67,602)	(90,164)

Income (loss) before income taxes	(436,139)	(455,222)
Provision for income taxes	-	-

Net income (loss)	(436,139)	(455,222)

Net income (loss) attributable to the common shareholders	$(436,139)	$(455,222)

Net income (loss) per common share – basic & diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic & diluted	11,475,488,377	9,475,409,652

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

MMEX RESOURCES CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended July 31, 2025 (Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balance, April 30, 2025	11,340,977,507	$11,340,977	1,000	$1	974	$2	$65,887,113	$9,871	$(83,220,849)	$(5,982,885)
Common stock for services	250,000,000	250,000	-	-	-	-	(189,500)	-	-	60,500
Net (loss)	-	-	-	-			-	-	(436,139)	(436,139)

Balance, July 31, 2025	11,590,977,507	$11,590,977	1,000	$1	974	$2	$65,697,613	$9,871	$(83,656,988)	$(6,358,524)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(436,139)	$(455,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	9,097	9,097
Amortization of debt discount	1,269	40,497
Shares issued for services	60,500	-
(Increase) decrease in prepaid expenses and other current assets	500	(500)
Increase (decrease) in liabilities:
Accounts payable	5,070	37,845
Accrued expenses	71,134	55,036
Accounts payable and accrued expenses – related party	279,669	205,733
Net cash used in operating activities	(8,900)	(107,514)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Repayments on notes payable	(3,610)	-
Proceeds from note payable – related parties	7,990	122,776
Repayments on notes payable – related parties	-	(15,900)
Net cash provided by financing activities	4,380	106,876

Net increase (decrease) in cash	(4,520)	(638)
Cash at the beginning of the period	4,579	898
Cash at the end of the period	$59	$260
Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Warrants issued for debt discount – related parties	$-	$39,326
Preferred stock converted into common stock	$-	$250,000

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2025 (Unaudited)

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

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos UltraClean Refining, LLC (formerly Refining & Transport, LLC and Pecos Clean Fuels & Transport, LLC)	100%	LLC	Texas	Subsidiary
Trans Permian H2Hub, LLC	100%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary
MMEX USA Holdings, LLC	100%	LLC	Texas	Subsidiary
MMEX Argentina USA, LLC	100%	LLC	Texas	Subsidiary

All significant inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

The Company has adopted a fiscal year end of April 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2025 filed with the SEC on July 29, 2025.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers(“ASC 606”), as amended. ASC 606 provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Project costs

All project costs incurred, including acquisition of refinery rights, planning, design and permitting, have been recorded as project costs and expensed as incurred.

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2025 and July 31, 2025 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the three months ended July 31, 2025 and 2024, the Company recorded stock-based compensation of $60,500 and $0, respectively.

Segment Reporting

The Company operates as a single operating segment, focusing on the development, financing, construction and operation of clean fuels infrastructure projects power by renewable energy.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement. The measure of segment assets is reported on the balance sheet as total assets.

As the Company did not generate revenues in the current fiscal year, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM regularly works to develop budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Newly Issued and Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim period within fiscal year beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended April 30, 2026. The amendment only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended April 30, 2026. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

The Company has reviewed all new accounting pronouncements issued or proposed by the FASB and does not believe any of the accounting pronouncements has had, or will have, a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $83,656,988 and a total stockholders’ deficit of $6,358,524 at July 31, 2025, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $59 at July 31, 2025, we still have a working capital deficit of $5,145,510, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $956,547 and $676,878 as of July 31, 2025 and April 30, 2025, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the three months ended July 31, 2025, we incurred consulting fees and expense reimbursement to Maple Resources totaling $60,000 and we made no payments to Maple Resources.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the three months ended July 31, 2025 we recorded $22,500 for accrued consulting fees and we issued no shares for payment.

During the three months ended July 31, 2025, Maple Resources made advances to $93,677 to assist the Company with cash flow challenges, we made payments to Maple Resources of $12,304 resulting in $94,948 still owed as of July 31, 2025.

During the year ended April 30, 2025, we exchanged $260,491 of accounts payable with Maple Resources, $14,913 of advances from Maple Resources, $526,968 of debt with Maple Resources, and $5,493 advances with Jack Hanks (owner of Maple Resources) for a convertible note, which had a fair value of $1,019,959 therefore a loss of $212,094 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $419,948 ($245,000 payable in stock) and $256,075 ($222,500 payable in stock) as of July 31, 2025 and April 30, 2025, respectively.

During the three months ended July 31, 2025 and year ended April 30, 2025, Jack Hanks, our President and CEO, made advances of $0 and $2,500 to assist the Company with cash flow challenges, and exchanged $0 and $5,493 of advances for a convertible note with Maple Resources resulting in $0 included in accounts payable and accrued expenses – related parties as of July 31, 2025 and April 30, 2025, respectively.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $3,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $3,500, with the number of shares issued based on a fixed rate of $0.000068. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the three months ended July 31, 2025 we recorded $10,500 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $21,721.

During the year ended April 30, 2025 we exchanged $146,740 of payables and $7,345 of advances with Mrs. Hanks for a convertible note, which had a fair value of $181,820 therefore a loss of $27,735 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $152,395 ($119,500 payable in stock) and $120,174 ($109,000 payable in stock) as of July 31, 2025 and April 30, 2025, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. On March 15, 2025 the consulting fees were paused until further notice. During the year ended April 30, 2025 we incurred $108,500 for fees and expenses reimbursements to the children, we made repayments of $8,900 and exchanged $228,084 of accrued liabilities and $30,986 of debt for convertible notes with a fair value of $307,956, therefore a loss of $48,885 was recognized. During the three months ended July 31, 2025 we incurred no fees and expense reimbursements to the children. Amounts included in accounts payable and accrued expenses – related parties due to the CEO’s children totaled $0 as of July 31, 2025 and April 30, 2025, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on a fixed rate of $0.000068. During the three months ended July 31, 2025 we recorded $7,500 for the amount payable in stock under the consulting agreement.

During the year ended April 30, 2025, we exchanged $5,200 of advances and $14,442 of debt for a convertible note, which had a fair value of $24,449 therefore a loss of $4,807 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $107,500 and $100,000 all payable in stock as of July 31, 2025 and April 30, 2025, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the three months ended July 31, 2025 we recorded $82,500 ($22,500 payable in stock) and $3,575 of other consulting fees.

During the year ended April 30, 2025, we recorded $344,762 ($82,500 payable in stock) for fees and expense reimbursements, we made repayments of $52,500 and exchanged $424,777 of payables, $16,220 of advances and $9,280 of debt for a convertible note, which had a fair value of $532,195 therefore a loss of $81,918 was recognized.

Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $286,706 (197,000 payable in stock) and $200,628 (174,500 payable in stock) as of July 31, 2025 and April 30, 2025, respectively.

Promissory Notes Payable – Related Parties

Promissory notes payable - related parties consist of the following:

	July 31, 2025	April 30, 2025
Promissory note payable with Maple Resources Corporation, matures on July 28, 2027, with interest at 18%, convertible into common shares of the Company [1]	$9,428	$-
Less discount	(1,432)	-
Total	$7,996	$-

[1]

This promissory note was entered into on July 8, 2025 for $7,990 of principal plus $1,432 for the make-whole provision of 18% of the principal amount in lieu of any stated interest recorded as a debt discount.

The following represents the future aggregate maturities as of July 31, 2025 of the Company’s Promissory notes payable – related parties:

Amount
2025 (remaining)	$-
2026	-
2027	7,996
Total	$7,996

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	July 31, 2025	April 30, 2025
Convertible note payable with Alpenglow Consulting, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [1]	$172,228	$172,228
Convertible note payable with CleanFit, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [2]	58,410	58,410
Convertible note payable with Lake of Silver, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [3]	77,318	77,318
Convertible note payable with Maple Resources Corporation, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [4]	1,019,959	1,019,959
Convertible note payable with BNL Family Trust, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [5]	24,449	24,449
Convertible note payable with Ha’Pu Wear, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [6]	181,820	181,820
Convertible note payable with Nabil Katabi, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [7]	532,195	532,195
Convertible note payable with Poppy, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [8]	20,886	20,886
Less discount	-	-
Total	$2,087,265	$2,087,265

[1]

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

15

[2]

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

The following represents the future aggregate maturities as of July 31, 2025 of the Company’s Convertible notes payable – related parties:

Amount
2025 (remaining)	$-
2026	-
2027	-
2028	2,087,265
Total	$2,087,265

Equity Activity – Related Parties

During the three months ended July 31, 2025, the Company had no equity activity with related parties.

During the year ended April 30, 2025, the Company issued 5,408,823,530 warrants in consideration of debt and $74,332 of note proceeds were allocated to the warrants with an increase in additional paid-in capital.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2025	April 30, 2025

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Refinery land	721,828	721,828
Refinery land improvements	468,615	468,615
Refinery land easements	37,015	37,015
	1,247,877	1,247,877
Less accumulated depreciation and amortization	(251,959)	(242,862)

	$995,918	$1,005,015

Depreciation and amortization expense totaled $9,097 and $9,097 for the three months ended July 31, 2025 and 2024, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2025	April 30, 2025

Accrued payroll	$30,090	$30,090
Accrued consulting	88,500	82,500
Accrued interest and penalties	1,102,576	1,037,442
Other	94,174	94,174

	$1,315,340	$1,244,206

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at:

	July 31, 2025	April 30, 2025

Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	250,000	250,000
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022	50,000	50,000
$295,000 draw on December 18, 2023	295,000	295,000
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	70,800	70,800
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	38,350	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	38,350	38,350
Total	1,154,453	1,154,453
Less Discount	-	-
Net	$1,154,453	$1,154,453

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

Notes Payable

Notes payable consist of the following at:

	July 31, 2025	April 30, 2025
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$69,476	$73,086
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [2]	37,873	37,873
Total	107,349	110,959
Less Discount	(1,703)	(2,966)
Net	$105,646	$107,993

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum. As of July 31, 2025 and April 30, 2025 accrued interest on the convertible note was $5,081 and $5,057, respectively.

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

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2025	April 30, 2025
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	100,000	100,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	183,955	183,955
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [4]	65,000	65,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [5]	200,000	200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [6]	55,000	55,000
Total	653,955	653,955
Less discount	-	-
Net	$653,955	$653,955

[1]

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations. On December 31, 2010 the note went into default as the due date had passed with no extension. As of July 31, 2025 and April 30, 2025 accrued interest on the convertible note was $75,718 and $70,718, respectively.

[2]

Effective September 15, 2022, the Company entered into a convertible promissory note with a principal amount of $100,000 with Boot Capital, LLC. The Company received $91,250 after payment of $8,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of September 15, 2023. The note can be converted into shares of common stock at a 42% discount from the lowest trading price during the 10 days prior to conversion. On September 15, 2023 the note went into default as the due date had passed with no extension. The note has a default interest rate of 22% per annum and the Company recorded $100,000 of additional interest as a default penalty. As of July 31, 2025 and April 30, 2025 accrued interest on the convertible note was $121,287 and $115,742, respectively.

[3]

Effective February 28, 2023, the Company entered into a convertible promissory note with a principal amount of $226,875 with Sabby Volatility Warrant Master Fund, Ltd. This note was in exchange for a prior promissory note dated March 3, 2022 with principal due of $181,500 and accrued interest of $8,749, wherein the Company also incurred $36,626 worth of financing fees for the exchange. The note has an interest rate of 10% per annum and a maturity date of May 1, 2024. The note can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. On May 1, 2024 the note went into default as the due date had passed with no extension. As of July 31, 2025 and April 30, 2025 accrued interest on the convertible note was $36,182 and $33,928, respectively and the convertible note is currently being disputed.

20

[4]

Effective February 28, 2024, the Company issued and delivered to GS a 10% convertible note in the principal amount of $65,000. The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On August 28, 2024 the note went into default as the due date had passed with no extension. As of July 31, 2025 and April 30, 2025 accrued interest on the convertible note was $9,242 and $7,604, respectively.

[5]

Effective July 26, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $200,000, which was not funded until August 1, 2022. The note was issued at a discount and the Company received net proceeds of $185,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.055 per share, subject to adjustment if there are future financings with more favorable rates. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. On December 31, 2024 the note went into default as the due date had passed with no extension. As of July 31, 2025 and April 30, 2025 accrued interest on the convertible note was $80,942 and $54,959, respectively.

[6]

Effective August 24, 2023 the Company issued and delivered to GS a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $2,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On December 31, 2024 the note went into default as the due date had passed with no extension. As of July 31, 2025 and April 30, 2025 accrued interest on the convertible note was $14,487 and $11,437, respectively.

Effective April 12, 2022, the Company issued and delivered to GS a 10% note in the principal amount of $165,000. As of July 31, 2025 and April 30, 2025 the principal amount was $0 and accrued interest was $10,064, respectively on the convertible note.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	July 31, 2025	April 30, 2025
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company [1]	$34,220	$34,220
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company [2]	79,451	79,451
Total	113,671	113,671
Less discount	-	-

Net	$113,671	$113,671

[1]

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

[2]

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

The following represents the future aggregate maturities as of July 31, 2025 of the Company’s Convertible notes payable:

Amount
2025 (remaining)	$-
2026	-
2027	-
2028	113,671
Total	$113,671

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of July 31, 2025 and April 30, 2025, the Company has authorized 50,001,000,000 shares of capital stock, consisting of 50,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the three months ended July 31, 2025, the Company issued a total of 250,000,000 shares of its common stock for services, which were valued at $60,500 based on the value of services given up and the closing market price of the Company’s stock on the day of issuance.

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

During the three months ended July 31, 2025 and 2024 the Company did not issue any shares of its Series A preferred stock.

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

During the three months ended July 31, 2025 and 2024 the Company did not issue any shares of its Series B preferred stock. During the three months ended July 31, 2024, 15 shares of Series B preferred stock were converted into 250,000,000 shares of common stock in accordance with the terms set forth in the certificate of designation, therefore no gain or loss was recorded.

Warrants

A summary of warrant activity during the three months ended July 31, 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2025	9,023,091,222	$0.000144	4.06
Granted	-	$-
Cancelled / Expired	-	$-

Outstanding, July 31, 2025	9,023,091,222	$0.000144	3.81

Common Stock Reserved

Combined with the 11,590,977,507 common shares outstanding as of July 31, 2025, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

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

On August 26, 2025, the Company converted debt with related parties under convertible notes payable – related parties into 8,025,000,000 shares of common stock.

On September 2, 2025, the Company converted debt with a related party under convertible notes payable – related parties into 324,749,216 shares of common stock.

On September 2, 2025, the Company converted debt with a third party under convertible notes payable into 790,000,000 shares of common stock.

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

Pecos UltraClean Refining, LLC

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

General and Administrative Expenses

Our general and administrative expenses decreased to $298,940 for the three months ended July 31, 2025 from $350,531 for the three months ended July 31, 2024. The decrease is a result of the Company recognizing less consultant fees during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024 due to pausing work on several consultant agreements.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. The levels of spending on our projects will vary from period to period based on availability of financing. Our project costs have increased to $60,500 for the three months ended July 31, 2025 from $0 for the three months ended July 31, 2024. The increase is a result of costs on our Cordillera Solar project during the three months ended July 31, 2025 versus no project costs during the three months ended July 31, 2024.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of land improvements and amortization of land easements and totaled to $9,097 and $9,097 for the three months ended July 31, 2025 and 2024, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $68,602 and $90,164 for the three months ended July 31, 2025 and 2024, respectively. The decrease in interest expense is due to less amortization of debt discount to interest expense incurred in the current period as a result of fewer loan agreements entered into with make whole provisions in the current period as compared to the same period of the prior year.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(436,139) and $(455,222) for the three months ended July 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

As of July 31, 2025, we had current assets of $3,059, comprised of cash and prepaid expenses, and current liabilities of $5,148,569, resulting in a working capital deficit of $5,145,510.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2025 and 2024 were as follows:

	2025	2024

Cash, beginning of period	$4,579	$898
Net cash used in operating activities	(8,900)	(107,514)
Net cash used in investing activities	-	-
Net cash provided by financing activities	4,380	106,876

Cash, end of period	$59	$260

We used net cash of $8,900 in operating activities for the three months ended July 31, 2025 as a result of our net loss of $436,139, offset by a decrease in prepaid expenses of $500, non-cash net expense totaling $70,866, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $355,873.

We used net cash of $107,514 in operating activities for the three months ended July 31, 2024 as a result of our net loss of $455,222, an increase in prepaid expenses of $500, offset by non-cash net expense totaling $49,594, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $298,614.

Net cash used in investing activities for the three months ended July 31, 2025 and 2024 was $0.

Net cash provided by financing activities for the three months ended July 31, 2025 was $4,380, comprised of proceeds from notes payable -related parties of $7,990 offset by repayments of notes payable of $3,610.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2025 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no changes to our significant accounting policies during the three months ended July 31, 2025.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of July 31, 2025, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2025, the Company issued 125,000,000 shares of its common stock, with a fair market value of $48,000 for services.

On July 10, 2025, the Company issued 125,000,000 shares of its common stock, with a fair market value of $12,500 for services.

On August 26, 2025, the Company converted debt with related parties under convertible notes payable – related parties into 8,025,000,000 shares of common stock.

On September 2, 2025, the Company converted debt with a related party under convertible notes payable – related parties into 324,749,216 shares of common stock.

On September 2, 2025, the Company converted debt with a third party under convertible notes payable into 790,000,000 shares of common stock.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

During the quarter ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MMEX Resources Corporation

Dated: September 15, 2025	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

