Form 10-K
period 2026-04-30
MMEX Resources Corp
filed 2026-07-29
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 333-152608

MMEX RESOURCES CORPORATION
(Exact name of registrant as specified in charter)

Nevada	26-1749145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3400 West Dickinson Blvd Fort Stockton, Texas 78735	(855) 880-0400
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code)

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

Yes ☐     No ☒

As of October 31, 2025, the number of shares held by non-affiliates was approximately 21,383,027,772 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at October 31, 2025 (the second quarter end date) was approximately $2,138,303.

As of July 29, 2026, there were 22,295,726,723 shares of the issuer’s common stock outstanding.

MMEX RESOURCES CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED APRIL 30, 2026

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

MMEX is focused on the development, financing, construction, and operation of clean fuels infrastructure projects. MMEX has formed special purpose limited liability companies to implement its planned projects.

Pecos UltraClean Refining, LLC

The Company has teamed with Polaris Engineering to develop an ultra-clean transportation fuels refinery complex, up to 60,000 barrels per day at our Pecos County, Texas sites. The planned product slate will be transportation grade ultra-low sulfur diesel. The Ultra Fuel® configuration has expected criteria pollutant emissions that are on the order of 95% lower than those of a traditional refinery in the US Gulf Coast. A companion project planned by MMEX, is a Blue Hydrogen project, converting natural gas to hydrogen to produce power and if implemented will provide the refinery with hydrogen for fuel gas and thus eliminate CO2 emissions. The Ultra Fuels® configuration, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) engineering package, features modular design features to take advantage of proximity to Permian Basin fuel markets and to locate directly near crude oil production areas near the Company’s owned sites. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time-frame and more rapid implementation. The modular concept with reduced footprint, as well as lower emissions, will allow for faster permitting which we plan to obtain for this facility from the Texas Commission on Environmental Quality.

Trans Permian Energy, LLC

The Company is in planning discussions with a super major oil company (the “Super Major”) to utilize its natural gas in the Permian Basin to develop a Natural Gas to Power Project at the Company’s Pecos County, Texas site. The Project plans to utilize a portion of the Super Major’s significant natural gas production and transportation from the Permian in gas turbines and generators in a combined cycle configuration to produce electric power with natural gas. We plan to convert the natural gas into hydrogen utilizing a major international company’s reformer technology, with the gas turbines able to utilize initially 75% hydrogen and 25% natural gas to generate electric power. The produced electric power in both Phases may be dispatched to a data center or dispatched to ERCOT Far West, the Texas power regional pricing and trading hub, or both. The project design also includes a CO2 capture and production facility with the CO2 marketed to another Super Major oil company. Additionally, the Project plans to utilize its hydrogen production as fuel gas for the Pecos UltraClean Refining project, and this fuel gas will generate zero CO2 emissions from the refinery.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. There is no assurance that such financing can be obtained on favorable terms.

Regulation

We plan to file with the Texas Commission on Environmental Quality (“TCEQ”) construction and operation permits for the Pecos UltraClean Refining and Trans Permian Projects.

Although we do not believe our planned crude oil, natural gas and hydrogen power projects will have any significant environmental or ecological impact, we will be subject to numerous environmental laws and regulations relating to the release of hazardous substances or solid wastes into the soil, groundwater, and surface water, and measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. There are risks of accidental releases into the environment associated with our operations, such as releases of crude oil or hazardous substances from our pipelines or storage facilities. To the extent an event is not covered by our insurance policies, accidental releases could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

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

Employees

As of April 30, 2026, we had no employees but rather to reduce costs our key management team is working under consulting agreements. We contract for all professional services when needed.

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

Item 2: Properties

Our office address for mailing purposes is 3616 Far West Blvd. #117-321, Austin, Texas 78731. Our executive physical office is located at 3400 West Dickinson Blvd, Fort Stockton, Texas, 79735 near the sites of our proposed clean fuels and hydrogen projects.

We own a total of approximately 1,081.45 acres in Pecos County, Texas that are the sites for our planned clean fuels and hydrogen projects.

Item 3: Legal Proceedings

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. As of the date of this filing, we have no pending or threatened legal proceedings.

On May 26, 2023, Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) filed its complaint against the Company in the Supreme Court of the State of New York, New York County, seeking relief with respect to certain MMEX securities held by Sabby. By Order dated September 13, 2023, the Court granted certain relief to Sabby, including the right to exercise its MMEX securities in exchange for MMEX common stock, with sale proceeds placed in escrow with Olshan Frome Wolosky LLP, counsel to Sabby.

In July 2026, the Company entered into a Settlement Agreement and Release with Sabby resolving the action pending in the Supreme Court of New York, New York County (Index No. 652571/2023) with respect to the Company’s Series B Convertible Preferred Shares (stated amount $985,000) and a promissory note in the principal amount of $183,955 held by Sabby. Under the agreement, the Company agreed to pay Sabby $533,750, of which $266,875 was paid on July 21, 2026 and the balance is payable within 90 days of the agreement. Upon receipt of the initial payment, Sabby surrendered the preferred shares and the note for cancellation, the 9,025,000,000-share conversion reserve was terminated, and the parties exchanged mutual general releases; a stipulation of dismissal will be filed with the court. Because the settlement provided additional evidence about conditions existing at the balance sheet date, the Company recorded a liability of $297,552 and a corresponding loss on litigation settlement in the fiscal year ended April 30, 2026. Sabby retains 190,257,512 previously issued shares of common stock.

Item 4: Mine Safety Disclosures

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 10, 2018, our common stock has been listed on the OTC Pink, now known as the Pink Open Market under the symbol "MMEX". The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. From November 2, 2017 through April 9, 2018, our Class A common stock was listed on the OTCQB and prior to November 2, 2017, our Class A common stock was quoted on the Pink Open Market tier. The following table indicates the quarterly high and low bid price for our common stock for the fiscal years ending April 30, 2026 and 2025. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

Fiscal year ended April 30, 2025	High	Low
Quarter ended July 31, 2024	$0.0001	$0.00
Quarter ended October 31, 2024	$0.0001	$0.00
Quarter ended January 31, 2025	$0.0001	$0.00
Quarter Ended April 30, 2025	$0.0001	$0.00

Fiscal year ended April 30, 2026
Quarter ended July 31, 2025	$0.0001	$0.00
Quarter ended October 31, 2025	$0.0001	$0.00
Quarter ended January 31, 2026	$0.0001	$0.00
Quarter Ended April 30, 2026	$0.0001	$0.00

On July 29, 2026, the closing bid price of our common stock as reported on the Pink Open Market was $0.0001.

The number of holders of record of the Company's common stock as of April 30, 2026 was 177 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

We have not declared or paid any cash or other dividends on our common stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2026.

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

Overview

Business Overview

Since 2016, the focus of our business has been to build crude oil distillation units and refining facilities in the Permian Basin in West Texas. We revised our business plan in 2021 to move MMEX to clean energy production, leveraging our history, management and business relationships from the traditional energy sector.

Since 2021 MMEX has expanded its focus to the development, financing, construction and operation of clean fuels infrastructure projects powered by renewable energy. We have formed two special purpose entities of the Company - one to transition from legacy refining transportation fuels by producing them as ultra clean fuels with carbon capture, a second which plans to produce electric power from natural gas and to implement utilization of the natural gas to produce hydrogen and power. We continue to review implementation of our clean fuels technology internationally.

Through April 30, 2026, we have had no revenues and have reported continuing losses from operations.

Results of Operations

We recorded a net loss of $1,913,301 or $(0.0000) per share, for fiscal year ended April 30, 2026, compared to a net loss of $2,299,458 or $(0.0002) per share, for the fiscal year ended April 30, 2025. As discussed below, the net income or loss for any fiscal year fluctuates materially due to non-operating gains and losses.

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses decreased $150,663 to $1,245,085 for the year ended April 30, 2026 from $1,395,748 for the year ended April 30, 2025. The decrease resulted from a combination of lower consultant fee costs offset by slightly higher legal fees.

Project Costs

Our project costs increased $74,818 to $80,248 for the year ended April 30, 2026 from $5,430 for the year ended April 30, 2025. The levels of spending on our projects will vary from period to period based on availability of financing and will be expensed as project costs are incurred. During the year ended April 30, 2026, the increase in project costs was due to increased funding available to invest in our projects during the current year.

Depreciation and Amortization Expense

Our depreciation and amortization expenses were unchanged at $36,394 for the years ended April 30, 2026 and 2025 respectively. The expense results from the depreciation of land improvements and amortization of land easements.

Other Income (Expense)

Our interest expense decreased $207,650 to $254,022 for the year ended April 30, 2026 from $461,672 for the year ended April 30, 2025. The decrease is attributed to prior year debt issued with debt discounts being fully amortized to interest expense and debt and accrued interest converted into common stock during the prior year ended April 30, 2025.

We reported a loss on extinguishment of debt of $297,552 for the year ended April 30, 2026 compared to $400,214 loss on extinguishment of debt the year ended April 30, 2025. The gain/loss on extinguishment of debt generally results from the settlement and extinguishment of convertible notes payable and certain accounts payable and accrued expenses and can fluctuate over time as we are able to settle or pay off debt.

Net Income (Loss)

As a result of the above, we reported net losses of $1,913,301 and $2,299,458 for the years ended April 30, 2026 and 2025, respectively.

Net Income (Loss) Attributable to Common Shareholders

As a result of the non-controlling interest in the Company’s subsidiaries, our net loss attributed to common shareholders was $1,908,820 and $2,299,458 for the years ended April 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Working Capital

As of April 30, 2026, we had current assets of $304,333, comprised of cash of $212,343 and prepaid expenses and other current assets of $91,990, and current liabilities of $6,173,852, resulting in a working capital deficit of $5,869,519.

Sources and Uses of Cash

Our sources and uses of cash for the years ended April 30, 2026 and 2025 were as follows:

	2026	2025

Cash, Beginning of Year	$4,579	$898
Net Cash Used in Operating Activities	(506,813)	(380,107)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	714,577	383,788

Cash, End of Year	$212,343	$4,579

We used net cash of $506,813 in operating activities for the year ended April 30, 2026 as a result of our net loss of $1,913,301, our decrease in accounts payable of $14,685, and our increase in accounts payable and accrued expenses – related parties of $853,517, our increase in accrued expenses of $250,027, our increase in non-cash expenses totaling $406,119 and our increase in prepaid expenses and other current assets of $88,490.

In comparison, we used net cash of $380,107 in operating activities for the year ended April 30, 2025 as a result of our net loss of $2,299,458, our non-cash losses of $400,214, our increase in accounts payable of $212,287, and our increase in accounts payable and accrued expenses – related parties of $757,331, our increase in accrued expenses of $247,058, our increase in non-cash expenses totaling $302,961 and our decrease in prepaid expenses and other current assets of $500.

We had no cash used in investing activities for the years ended April 30, 2026 and 2025, respectively.

Net cash provided by financing activities was $714,577 for the year ended April 30, 2026, comprised of proceeds from notes payable – related parties of $219,570, proceeds from notes payable – related parties of $7,990, and proceeds from the sale of non-controlling interests of $500,000 offset by repayments of notes payable of $12,983.

By comparison, net cash provided by financing activities was $383,788 for the year ended April 30, 2025, comprised of proceeds from notes payable – related parties of $429,776 and proceeds from convertible notes payable – related parties of $1,300 partially offset by repayments of notes payable of $15,728 and repayments of notes payable – related parties of $31,560.

Going Concern Uncertainty

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $85,129,669 and a total stockholders’ deficit of $6,607,763 at April 30, 2026, and have reported negative cash flows from operations since inception. In addition, as of April 30, 2026 we did not have the cash resources to meet our operating commitments for the next twelve months. We require capital investments to implement our business plan, including the development of our planned hydrogen projects. Additionally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report. There were no material changes to our significant accounting policies during the year ended April 30, 2026 and there are no policies we deem to be critical accounting policies.

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

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2026 and 2025
Consolidated Statements of Operations for the years ended April 30, 2026 and 2025
Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2026 and 2025
Consolidated Statements of Cash Flows for the years ended April 30, 2026 and 2025
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T): Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2026, our disclosure controls and procedures were not effective due to the identified material weaknesses described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our evaluation, management concluded that our internal control over financial reporting were not effective as of April 30, 2026 due to the following identified material weaknesses:

•

The Company has inadequate control activities or formal accounting policies and procedures over financial reporting. Specifically, the Company lacks segregation of duties or adequate levels of supervision and review and as a result adjustments were required in order to produce financial statements for external reporting purposes.

We believe that our material weaknesses in internal control activities or formal accounting policies and procedures over financial reporting relate in part to the fact that we have limited personnel. Management and the board of directors believe that we must allocate additional human and financial resources to address these matters. Throughout the year, we have been continuously improving our supervision and review of current reporting and our personnel. We intend to continue to make improvements in our internal control over financial reporting and procedures until our material weaknesses are remediated.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended April 30, 2026, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two persons. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about our directors and executive officers:

Name	Age	Office	Year First Elected Director

Jack W. Hanks	79	Director, Chief Executive Officer, President and Chief Financial Officer	2010
Bruce N. Lemons	71	Director	2010

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

Compensation of Directors

We do not currently pay any compensation to our directors, but we pay their expenses to attend our board meetings. During the fiscal year ended April 30, 2026, no director expenses were incurred.

No option awards were granted to our non-executive directors during the year ended April 30, 2026. There were no stock option awards outstanding at April 30, 2026 to our non-executive directors.

Item 11. Executive Compensation

The following table sets forth the compensation paid or earned by our executive officers during the fiscal years ended April 30, 2026 and 2025.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jack W. Hanks	2026	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Chief Financial Officer (1)	2025	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Hanks has served as Chief Executive Officer since September 21, 2010.

There are no employment agreements in place and no severance benefits are currently in place. During the years ended April 30, 2026 and 2025, we incurred consulting fees and expense reimbursement related to business development, financing and other corporate activities to Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, totaling $240,000 and $240,000, respectively. Amounts included in accrued expenses – related parties due to Maple Resources totaled $672,829 and $256,075 as of April 30, 2026 and 2025, respectively.

Outstanding Equity Awards at Fiscal Year-End

During the year ended April 30, 2026 we did not grant any stock awards. At April 30, 2026, we had no outstanding stock options or other equity awards issued to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 29, 2026, the name and number of shares of the Company’s common stock beneficially owned by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

The percentages in the table below are based on 22,295,726,723 shares of common stock outstanding on July 29, 2026. Shares of common stock subject to options and warrants that are exercisable within 60 days of July 29, 2026 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name and Address of Beneficial Owners (1)	Shares	Percentage Ownership of Class	Voting Power (5)
Jack W. Hanks (2)(4)	7,541,514,158	33.82%	54.90%
Bruce N. Lemons (3)	514,445,671	2.31%	0.098%

_______________

(1)	Unless otherwise noted, the business address for each of the individuals set forth in the table is c/o MMEX Resources Corporation, 3400 West Dickinson Blvd, Fort Stockton, Texas 79735.
(2)

Common shares for Mr. Hanks include: (i) 43 shares held by The Maple Gas Corporation, (ii) 136 shares held by Maple Structure Holdings, LLC, (iii) 911,551,091 shares held by Maple Resources Corporation and (iv) 6,629,962,888 shares issuable upon the exercise of outstanding warrants. This number excludes 527,750,085 shares owned by Leslie Doheny Hanks, the wife of Mr. Hanks, as to which Mr. Hanks disclaims any beneficial ownership [see also note (6)].

(3)

Common shares for Mr. Lemons include: (i) 325,896,861 shares held by BNL Family Trust (ii) 36 shares held by AAM Investments, LLC, and (iii) 188,548,774 shares issuable upon the exercise of outstanding warrants. Mr. Lemons and his family are the beneficiaries of BNL Family Trust. AAM Investments, LLC is indirectly owned by BNL Family Trust, a trust established for the benefit of Mr. Lemons and his family.

(4)

The holders of Series A Preferred Stock have 51% of the voting power of the outstanding shares of capital stock of the Company and this amount represents common stock ownership as of July 29, 2026 and does not take into account any shares of common stock subject to any exercises of options or warrants.

Item 13. Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Contractual Agreements

 Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $1,530,395 and $676,878 as of April 30, 2026 and 2025, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2026, we incurred consulting fees and expense reimbursement to Maple Resources totaling $240,000 and we made no repayments to Maple Resources for accrued liabilities. During the year ended April 30, 2025, we incurred consulting fees and expense reimbursement to Maple Resources totaling $245,176 and we made repayments to Maple Resources of $139,835 and exchanged $260,491 of accrued liabilities for a convertible note payable.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2026, we recorded $90,000 for accrued consulting fees and we issued no shares for payment, therefore $260,000 was owed as of April 30, 2026. During the year ended April 30, 2025, we recorded $82,500 for accrued consulting fees and we issued no shares for payment, therefore $222,500 was owed as of April 30, 2025.

During the year ended April 30, 2026, Maple Resources made advances of $146,638 to assist the Company with cash flow challenges, and made repayments to Maple Resources of $71,749 resulting in $88,464 still owed as of April 30, 2026. During the year ended April 30, 2025, Maple Resources made advances of $36,668 to assist the Company with cash flow challenges, and made repayments to Maple Resources of $19,325 and exchanged $14,913 of advances for a convertible note resulting in $13,575 still owed as of April 30, 2025.

During the year ended April 30, 2025, we exchanged $260,491 of accounts payable with Maple Resources, $14,913 of advances from Maple Resources, $526,968 of debt with Maple Resources, and $5,493 advances with Jack Hanks (owner of Maple Resources) for a convertible note, which had a fair value of $1,019,959 therefore a loss of $212,094 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $672,829 ($312,500 payable in stock) and $256,075 ($222,500 payable in stock) as of April 30, 2026 and 2025, respectively, which was inclusive of accrued interest due under the convertible notes described below.

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

During the year ended April 30, 2026 we recorded $42,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $97,598 and we made no repayments.

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

               Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $259,773 ($151,000 payable in stock) and $120,174 ($109,000 payable in stock) as of April 30, 2026 and 2025, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. On March 15, 2025 the consulting fees under these agreements were paused until further notice and the Company incurred minimal fees for services provided by the CEO’s children in the current year. During the year ended April 30, 2026 we incurred $2,240 for fees and expenses reimbursements to the children, we made repayments of $2,240. During the year ended April 30, 2025 we incurred $108,500 for fees and expenses reimbursements to the children, we made repayments of $8,900 and exchanged $228,084 of accrued liabilities and $30,986 of debt for convertible notes with a fair value of $307,956, therefore a loss of $48,885 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $0 and $0 as of April 30, 2026 and 2025, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2026 and 2025, we recorded $30,000, respectively for the amount payable in stock under the consulting agreement, therefore $130,000 was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2026.

In addition, BNL Family Trust made advances of $5,200 to assist with cash flow challenges during the year ended April 30, 2025. During the year ended April 30, 2025, we exchanged $5,200 of advances and $14,442 of debt for a convertible note, which had a fair value of $24,449 therefore a loss of $4,807 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $130,000 (all payable in stock) and $100,000 (all payable in stock) as of April 30, 2026 and 2025, respectively.

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

During the year ended April 30, 2026, we recorded $344,664 ($90,000 payable in stock) for fees and expense reimbursements and we made repayments of $77,500. During the year ended April 30, 2025, we recorded $344,762 ($82,500 payable in stock) for fees and expense reimbursements, we made repayments of $52,500 and exchanged $424,777 of payables, $16,220 of advances and $9,280 of debt for a convertible note, which had a fair value of $532,195 therefore a loss of $81,918 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to Nabil Katabi totaled $467,793 ($264,500 payable in stock) and $200,628 ($174,500 payable in stock) as of April 30, 2026 and 2025, respectively.

Promissory Notes Payable – Related Parties

Promissory notes payable - related parties consist of the following:

	April 30, 2026	April 30, 2025
Promissory note payable with Maple Resources Corporation, matures on July 28, 2027, with interest at 18%, convertible into common shares of the Company [1]	$9,428	$-
Less discount	(894)	-
Total	$8,534	$-

[1]	This promissory note was entered into on July 8, 2025 for $7,990 of principal plus $1,432 for 18% of the principal amount in lieu of any stated interest owed at day on and recorded as a debt discount.

The following represents the future aggregate maturities as of April 30, 2026 of the Company’s Promissory notes payable – related parties:

Amount
2025 (remaining)	$-
2026	-
2027	8,534
Total	$8,534

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	April 30, 2026	April 30, 2025
Convertible note payable with Alpenglow Consulting, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [1]	$172,228	$172,228
Convertible note payable with CleanFit, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [2]	58,410	58,410
Convertible note payable with Lake of Silver, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [3]	67,318	77,318
Convertible note payable with Maple Resources Corporation, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [4]	441,959	1,019,959
Convertible note payable with BNL Family Trust, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [5]	2,366	24,449
Convertible note payable with Ha’Pu Wear, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [6]	181,820	181,820
Convertible note payable with Nabil Katabi, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [7]	458,075	532,195
Convertible note payable with Poppy, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [8]	20,886	20,886
Convertible note payable with Maple Resources, matures on October 2, 2028, with interest at 18%, convertible into common shares of the Company [9]	80,000	-
Convertible note payable with Maple Resources, matures on December 31, 2026, with interest at 18%, convertible into common shares of the Company [10]	179,570	-
Total	1,662,632	2,087,265
Less discount	(24,252)	-
Net	$1,638,380	$2,087,265

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

[10]

This convertible promissory note was entered into on November 5, 2025 for a line of credit up to a maximum principal amount of $1,000,000 and principal and accrued interest are convertible any time before maturity into shares of the Company’s common stock at a fixed price of $0.000068 per share. The Company may request advances at any time during the Term with an interest rate of 18% per annum. Accrued interest totaled $11,865 and $0 for the years ended April 30, 2026 and 2025, respectively.

The following represents the future aggregate maturities as of April 30, 2026 of the Company’s Convertible notes payable – related parties:

Amount
2026 (remaining)	$179,570
2027	-
2028	1,483,065
Total	$1,662,635

Equity Activity – Related Parties

During the year ended April 30, 2026, the Company issued 9,914,749,216 shares of its common stock in conversion of convertible notes principal of $674,203 (see Note 8).

During the year ended April 30, 2025, the Company issued 5,408,823,530 warrants in consideration of debt and $74,332 of note proceeds were allocated to the warrants with an increase in additional paid-in capital.

Item 14: Principal Accounting Fees and Services

Our independent auditors, M&K CPAs, PLLC ("M&K"), have no direct or indirect interest in the Company and have been the Company's Independent Registered Public Accounting Firm since 2009. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended April 30, 2026 and 2025:

	2026	2025

Audit Fees (a)	$31,950	$30,400

Audit-Related Fees (b)	$-	$-

Tax Fees (c)	$-	$-

All Other Fees	$-	$-

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.

(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.

(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended April 30, 2026, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

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

MMEX Resources Corporation (Registrant)

Date: July 29, 2026	By:	/s/ Jack W. Hanks
Jack W. Hanks, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack W. Hanks	Chairman and Chief Executive Officer	July 29, 2026
Jack W. Hanks	(Principal Executive Officer) President. Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Bruce N. Lemons	Director	July 29, 2026
Bruce N. Lemons

MMEX RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MMEX Resources Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MMEX Resources Corporation (the Company) as of April 30, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended April 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for the two years in the period ended April 30, 2026 in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

July 29, 2026

MMEX RESOURCES CORPORATION

 Consolidated Balance Sheets

	April 30,	April 30,
	2026	2025

Assets
Current Assets
Cash	$212,343	$4,579
Prepaid expenses and other current assets	91,990	3,500
Total Current Assets	304,333	8,079

Property and equipment, net	968,621	1,005,015

Total Assets	$1,272,954	$1,013,094

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$942,873	$957,558
Accrued expenses	1,791,785	1,244,206
Accounts payable and accrued expenses - related parties	1,530,395	676,878
Notes payable net of discount of $3,501 and $2,966, respectively	100,391	107,993
Notes payable, currently in default	1,154,453	1,154,453
Convertible notes payable, currently in default, net of discount of $0, respectively	653,955	653,955

Total Current Liabilities	6,173,852	4,795,043

Long-term Liabilities
Convertible notes payable - related party	1,638,380	2,087,265
Notes payable - related parties, net of debt discount of $24,251 and $0, respectively	8,534	-
Convertible notes payable	59,951	113,671
Total Liabilities	7,880,717	6,995,979

Commitments and Contingencies	-	-

Stockholders' Deficit:
Common stock, $0.001 par value; 50,000,000,000 shares authorized, 22,295,726,723 and 11,340,977,507 shares issued and outstanding, respectively	22,295,726	11,340,977
Preferred stock, $0.001 par value; 1,000,000 authorized:
1,000 Series A preferred shares issued and outstanding, respectively	1	1
974 Series B preferred shares issued and outstanding, respectively	2	2
Additional paid in capital	56,220,787	65,887,113
Non-controlling interest	5,390	9,871
Accumulated deficit	(85,129,669)	(83,220,849)
Total Stockholders' Deficit	(6,607,763)	(5,982,885)

Total Liabilities and Stockholders' Deficit	$1,272,954	$1,013,094

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Operations

	Year Ended April 30,
	2026	2025

Revenue	$-	$-

Operating Expenses
General and administrative expenses	1,245,085	1,395,748
Refinery start-up costs	80,248	5,430
Depreciation and amortization	36,394	36,394

Total Operating Expenses	1,361,727	1,437,572

Loss From Operations	(1,361,727)	(1,437,572)

Other Income(Expense):
Interest expense	(254,022)	(461,672)
Gain (loss) on extinguishment of liabilities	(297,552)	(400,214)

Total Other Income (Expense)	(551,574)	(861,886)

Loss Before Income Taxes	(1,913,301)	(2,299,458)
Provision for Income Taxes	-	-

Net Loss	$(1,913,301)	$(2,299,458)
Non-controlling interest	4,481	-
Net Loss Attributable to the Common Shareholders	$(1,908,820)	$(2,299,458)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	18,544,415,348	10,171,204,083

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Stockholders'' Deficit

Years Ended April 30, 2026 and 2025

	Class A		Series A		Series B		Additional		Total Equity	Non-
	Common stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated	Attributable to	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shareholders	Interest	Total
Balance at April 30, 2024	9,442,800,957	$9,442,800	1,000	$1	1,029	$2	$67,654,963	$(80,921,391)	$(3,823,625)	$9,871	$(3,813,754)

Shares issued for conversion of convertible notes payable	948,176,550	948,177	-	-	-	-	(892,182)	-	55,995	-	55,995
Warrants issued for debt discount - related parties	-	-	-	-	-	-	74,332	-	74,332	-	74,332
Preferred stock converted into common stock	950,000,000	950,000	-	-	(55)	-	(950,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,299,458)	(2,299,458)	-	(2,299,458)

Balance at April 30, 2025	11,340,977,507	$11,340,977	1,000	$1	974	$2	$65,887,113	$(83,220,849)	$(5,992,756)	$9,871	$(5,982,885)

Balance at April 30, 2025	11,340,977,507	$11,340,977	1,000	$1	974	$2	$65,887,113	$(83,220,849)	$(5,992,756)	$9,871	$(5,982,885)
Common stock for services	250,000,000	250,000	-	-	-	-	(189,500)	-	60,500	-	60,500
Conversion of debt	790,000,000	790,000	-	-	-	-	(736,280)	-	53,720	-	53,720
Conversion of debt - related parties	9,914,749,216	9,914,749	-	-	-	-	(9,240,546)	-	674,203	-	674,203
Proceeds from the sale of non-controlling interests	-	-	-	-	-	-	500,000	-	500,000	-	500,000
Net Loss	-	-	-	-	-	-	-	(1,908,820)	(1,908,820)	(4,481)	(1,913,301)

Balance at April 30, 2026	22,295,726,723	$22,295,726	1,000	$1	974	$2	$56,220,787	$(85,129,669)	$(6,613,153)	$5,390	$(6,607,763)

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Consolidated Statements of Cash Flows

	Years Ended April 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	(1,913,301)	(2,299,458)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	36,394	36,394
Loan fees and penalties added to convertible note principal	-	100,000
(Gain) loss on extinguishment of liabilities	297,552	400,214
Amortization of debt discount	11,673	166,567
Stock-based compensation	60,500	-
(Increase) decrease in assets:
Prepaid expenses and other current assets	(88,490)	(500)
Increase (decrease) in liabilities:
Accounts payable	(14,685)	212,287
Accrued expenses	250,027	247,058
Accounts payable and accrued expenses - related parties	853,517	757,331
Net Cash Used in Operating Activities	(506,813)	(380,107)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	-	-
Repayments of notes payable	(12,983)	(15,728)
Proceeds from convertible notes payable	-	-
Repayments of convertible notes payable	-	-
Proceeds from notes payable - related parties	7,990	429,776
Repayments of notes payable - related parties	-	(31,560)
Proceeds from convertible notes payable - related parties	229,570	1,300
Repayments of convertible notes payable -related parties	(10,000)	-
Proceeds from the sale of non-controlling interests	500,000	-
Net Cash Provided by Financing Activities	714,577	383,788

Net increase (decrease) in cash	207,764	3,681
Cash at the beginning of the period	4,579	898
Cash at the end of the period	212,343	4,579

Supplemental Disclosure:
Interest paid	$4,445	$10,928
Taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued in conversion of debt	$-	$55,995
Preferred stock converted into common stock	$-	$950,000
Warrants for debt discount - related parties	$-	$74,332
Debt exchanged for convertible notes	$53,720	$96,331
Debt exchanged for convertible notes - related parties	$674,203	$1,708,026

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Consolidated Financial Statements

Years Ended April 30, 2026 and 2025

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

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship

MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos UltraClean Refining, LLC (formerly Pecos Refining & Transport, LLC and Pecos Clean Fuels & Transport, LLC)	89.55%	LLC	Texas	Subsidiary
Trans Permian Energy, LLC (formerly Trans Permian H2Hub, LLC)	89.55%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary
MMEX USA Holdings, LLC	100%	LLC	Texas	Subsidiary
MMEX Argentina USA, LLC	100%	LLC	Texas	Subsidiary
Pecos H2, LLC	100%	LLC	Texas	Subsidiary

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

Basic and diluted income (loss) per share

Basic net income or loss per common share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. As of April 30, 2026 and 2025 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the year ended April 30, 2026 and 2025, the Company recorded stock-based compensation of $60,500 and $0, respectively.

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

NOTE 3 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $85,129,669 and a total stockholders’ deficit of $6,607,763 at April 30, 2026, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $212,343 at April 30, 2026, we still have a working capital deficit of $5,869,519, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $1,530,395 and $676,878 as of April 30, 2026 and 2025, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the year ended April 30, 2026, we incurred consulting fees and expense reimbursement to Maple Resources totaling $240,000 and we made no repayments to Maple Resources for accrued liabilities. During the year ended April 30, 2025, we incurred consulting fees and expense reimbursement to Maple Resources totaling $245,176 and we made repayments to Maple Resources of $139,835 and exchanged $260,491 of accrued liabilities for a convertible note payable.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2026, we recorded $90,000 for accrued consulting fees and we issued no shares for payment, therefore $260,000 was owed as of April 30, 2026. During the year ended April 30, 2025, we recorded $82,500 for accrued consulting fees and we issued no shares for payment, therefore $222,500 was owed as of April 30, 2025.

During the year ended April 30, 2026, Maple Resources made advances of $146,638 to assist the Company with cash flow challenges, and made repayments to Maple Resources of $71,749 resulting in $88,464 still owed as of April 30, 2026. During the year ended April 30, 2025, Maple Resources made advances of $36,668 to assist the Company with cash flow challenges, and made repayments to Maple Resources of $19,325 and exchanged $14,913 of advances for a convertible note resulting in $13,575 still owed as of April 30, 2025.

During the year ended April 30, 2025, we exchanged $260,491 of accounts payable with Maple Resources, $14,913 of advances from Maple Resources, $526,968 of debt with Maple Resources, and $5,493 advances with Jack Hanks (owner of Maple Resources) for a convertible note, which had a fair value of $1,019,959 therefore a loss of $212,094 was recognized. Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $672,829 ($312,500 payable in stock) and $256,075 ($222,500 payable in stock) as of April 30, 2026 and 2025, respectively, which was inclusive of accrued interest due under the convertible notes described below.

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

During the year ended April 30, 2026 we recorded $42,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $97,598 and we made no repayments.

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

               Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $259,773 ($151,000 payable in stock) and $120,174 ($109,000 payable in stock) as of April 30, 2026 and 2025, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. On March 15, 2025 the consulting fees under these agreements were paused until further notice and the Company incurred minimal fees for services provided by the CEO’s children in the current year. During the year ended April 30, 2026 we incurred $2,240 for fees and expenses reimbursements to the children, we made repayments of $2,240. During the year ended April 30, 2025 we incurred $108,500 for fees and expenses reimbursements to the children, we made repayments of $8,900 and exchanged $228,084 of accrued liabilities and $30,986 of debt for convertible notes with a fair value of $307,956, therefore a loss of $48,885 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to the children totaled $0 and $0 as of April 30, 2026 and 2025, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on a fixed rate of $0.000068. During the year ended April 30, 2026 and 2025, we recorded $30,000, respectively for the amount payable in stock under the consulting agreement, therefore $130,000 was still owed and included in accounts payable and accrued expenses – related parties as of April 30, 2026.

In addition, BNL Family Trust made advances of $5,200 to assist with cash flow challenges during the year ended April 30, 2025. During the year ended April 30, 2025, we exchanged $5,200 of advances and $14,442 of debt for a convertible note, which had a fair value of $24,449 therefore a loss of $4,807 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $130,000 (all payable in stock) and $100,000 (all payable in stock) as of April 30, 2026 and 2025, respectively.

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

During the year ended April 30, 2026, we recorded $344,664 ($90,000 payable in stock) for fees and expense reimbursements and we made repayments of $77,500. During the year ended April 30, 2025, we recorded $344,762 ($82,500 payable in stock) for fees and expense reimbursements, we made repayments of $52,500 and exchanged $424,777 of payables, $16,220 of advances and $9,280 of debt for a convertible note, which had a fair value of $532,195 therefore a loss of $81,918 was recognized.

Amounts included in accounts payable and accrued expenses – related parties due to Nabil Katabi totaled $467,793 ($264,500 payable in stock) and $200,628 ($174,500 payable in stock) as of April 30, 2026 and 2025, respectively.

Promissory Notes Payable – Related Parties

Promissory notes payable - related parties consist of the following:

	April 30, 2026	April 30, 2025
Promissory note payable with Maple Resources Corporation, matures on July 28, 2027, with interest at 18%, convertible into common shares of the Company [1]	$9,428	$-
Less discount	(894)	-
Total	$8,534	$-
[1]	This promissory note was entered into on July 8, 2025 for $7,990 of principal plus $1,432 for 18% of the principal amount in lieu of any stated interest owed at day on and recorded as a debt discount.

The following represents the future aggregate maturities as of April 30, 2026 of the Company’s Promissory notes payable – related parties:

Amount
2025 (remaining)	$-
2026	-
2027	8,534
Total	$8,534

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	April 30, 2026	April 30, 2025
Convertible note payable with Alpenglow Consulting, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [1]	$172,228	$172,228
Convertible note payable with CleanFit, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [2]	58,410	58,410
Convertible note payable with Lake of Silver, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [3]	67,318	77,318
Convertible note payable with Maple Resources Corporation, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [4]	441,959	1,019,959
Convertible note payable with BNL Family Trust, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [5]	2,366	24,449
Convertible note payable with Ha’Pu Wear, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [6]	181,820	181,820
Convertible note payable with Nabil Katabi, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [7]	458,075	532,195
Convertible note payable with Poppy, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [8]	20,886	20,886
Convertible note payable with Maple Resources, matures on October 2, 2028, with interest at 18%, convertible into common shares of the Company [9]	80,000	-
Convertible note payable with Maple Resources, matures on December 31, 2026, with interest at 18%, convertible into common shares of the Company [10]	179,570	-
Total	1,662,632	2,087,265
Less discount	(24,252)	-
Net	$1,638,380	$2,087,265

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

F-15

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

[9]

The convertible promissory note was entered into on October 2, 2025 for $5,000 of principal plus $30,000 for 60% of the principal amount in lieu of any stated interest owed at day one and recorded as debt discount.

[10]

This convertible promissory note was entered into on November 5, 2025 for a line of credit up to a maximum principal amount of $1,000,000 and principal and accrued interest are convertible any time before maturity into shares of the Company’s common stock at a fixed price of $0.000068 per share. The Company may request advances at any time during the Term with an interest rate of 18% per annum. Accrued interest totaled $11,865 and $0 for the years ended April 30, 2026 and 2025, respectively.

The following represents the future aggregate maturities as of April 30, 2026 of the Company’s Convertible notes payable – related parties:

Amount
2026 (remaining)	$179,570
2027	-
2028	1,483,065
Total	$1,662,635

Equity Activity – Related Parties

During the year ended April 30, 2026, the Company issued 9,914,749,216 shares of its common stock in conversion of convertible notes principal of $674,203 (see Note 8).

During the year ended April 30, 2025, the Company issued 5,408,823,530 warrants in consideration of debt and $74,332 of note proceeds were allocated to the warrants with an increase in additional paid-in capital.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2026	2025

Office furniture and equipment	$13,864	$13,864
Computer equipment and software	6,555	6,555
Land	721,828	721,828
Land improvements	468,615	468,615
Land easements	37,015	37,015
	1,247,877	1,247,877
Less accumulated depreciation and amortization	(279,256)	(242,862)

	$968,621	$1,005,015

Depreciation and amortization expense totaled $36,394 and $36,394 for the years ended April 30, 2026 and 2025, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30:

	2026	2025

Accrued payroll	$30,090	$30,090
Accrued consulting	106,500	82,500
Accrued interest and penalties	1,263,469	1,037,442
Accrued Settlement Payable	297,552	-
Other	94,174	94,174

	$1,791,785	$1,244,206

NOTE 7 – NOTES PAYABLE

Note Payable, Currently in Default

Note payable, currently in default, consists of the following at April 30:

	2026	2025

Note payable to an unrelated party, maturing March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	250,000	250,000
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022	50,000	50,000
$295,000 draw on December 18, 2023	295,000	295,000
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	70,800	70,800
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	38,350	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	38,350	38,350
Total	1,154,453	1,154,453
Less Discount	-	-
Net	$1,154,453	$1,154,453

F-17

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

Notes Payable

Notes payable consist of the following at April 30:

	2026	2025
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$60,103	$73,086
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [2]	43,789	37,873
Total	103,892	110,959
Less Discount	(3,501)	(2,966)
Net	$100,391	$107,993

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum. As of April 30, 2026 and April 30, 2024 accrued interest on the convertible note was $4,590 and $5,057, respectively.

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

Convertible Notes Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at April 30:

	2026	2025
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	100,000	100,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	183,955	183,955
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [4]	65,000	65,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [5]	200,000	200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [6]	55,000	55,000
Total	653,955	653,955
Less discount	-	-
Net	$653,955	$653,955

F-19

[1]

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations. On December 31, 2010 the note went into default as the due date had passed with no extension. As of April 30, 2026 and 2025 accrued interest on the convertible note was $80,718 and $75,718, respectively.

[2]

Effective September 15, 2022, the Company entered into a convertible promissory note with a principal amount of $100,000 with Boot Capital, LLC. The Company received $91,250 after payment of $8,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of September 15, 2023. The note can be converted into shares of common stock at a 42% discount from the lowest trading price during the 10 days prior to conversion. On September 15, 2023 the note went into default as the due date had passed with no extension. The note has a default interest rate of 22% per annum and the Company recorded $100,000 of additional interest as a default penalty. As of April 30, 2026 and 2025 accrued interest on the convertible note was $137,742 and $115,712, respectively.

[3]

Effective February 28, 2023, the Company entered into a convertible promissory note with a principal amount of $226,875 with Sabby Volatility Warrant Master Fund, Ltd. This note was in exchange for a prior promissory note dated March 3, 2022 with principal due of $181,500 and accrued interest of $8,749, wherein the Company also incurred $36,626 worth of financing fees for the exchange. The note has an interest rate of 10% per annum and a maturity date of May 1, 2024. The note can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. On May 1, 2024 the note went into default as the due date had passed with no extension. As of April 30, 2026 and 2025 accrued interest on the convertible note was $52,242 and $33,928, respectively and the convertible note is currently being disputed.

[4]

Effective February 28, 2024, the Company issued and delivered to GS a 10% convertible note in the principal amount of $65,000. The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On August 28, 2024 the note went into default as the due date had passed with no extension. As of April 30, 2026 and 2025 accrued interest on the convertible note was $14,104 and $7,604, respectively.

[5]

Effective July 26, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $200,000, which was not funded until August 1, 2022. The note was issued at a discount and the Company received net proceeds of $185,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.055 per share, subject to adjustment if there are future financings with more favorable rates. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. On December 31, 2024 the note went into default as the due date had passed with no extension. As of April 30, 2026 and 2025 accrued interest on the convertible note was $116,844 and $54,959, respectively.

[6]

Effective August 24, 2023 the Company issued and delivered to GS a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $2,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On December 31, 2024 the note went into default as the due date had passed with no extension. As of April 30, 2026 and 2025 accrued interest on the convertible note was $23,537 and $11,437, respectively.

Effective April 12, 2022, the Company issued and delivered to GS a 10% note in the principal amount of $165,000. As of April 30, 2026 and 2025 the principal amount was $0 and accrued interest was $10,064, respectively on the convertible note.

Convertible Notes Payable

Current convertible notes payable consisted of the following at April 30:

	2026	2025
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company [1]	34,220	34,220
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company [2]	25,731	79,451
Total	59,951	113,671
Less discount	-	-
Net	$59,951	$113,671

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

[2]

This convertible promissory note was entered into on April 8, 2025 for $67,331 of principal plus $12,120 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $67,331 of outstanding promissory notes payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $12,120 loss on extinguishment of debt. During the year ended April 30, 2026, $53,720 of principal was converted into 790,000,000 shares of the Company’s common stock (see Note 8).

The following represents the future aggregate maturities as of April 30, 2026 of the Company’s Convertible notes payable:

Amount
2025 (remaining)	$-
2026	-
2027	-
2028	59,951
Total	$59,951

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of April 30, 2026 and 2025, the Company had authorized 50,001,000,000 shares of capital stock, consisting of 50,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the year ended April 30, 2026, the Company issued a total of 10,954,749,216 shares of its common stock: 250,000,000 shares for services, which were valued at $60,500 based on the value of services given up and the closing market price of the Company’s stock on the day of issuance, 9,914,749,216 in conversion of convertible note principal of $674,203 with related parties (see Note 4) and 790,000,000 in conversion of convertible note principal of $53,720 with a third party (see Note 7).

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

During the year ended April 30, 2026 and 2025 no preferred shares were issued.

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

During the year ended April 30, 2026 the Company did not issue any shares of its Series B preferred stock.

During the year ended April 30, 2025 the Company did not issue any shares of its Series B preferred stock, however, the Company issued 950,000 shares of its common stock upon the conversion of 55 shares of the Series B preferred stock by the holder.

Warrants

A summary of warrant activity during the years ended April 30, 2026 and 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, April 30, 2024	3,614,267,692	$0.000212	4.66
Granted	5,408,823,530	$0.00010
Canceled / Expired	-	$0.00
Exercised	-	$0.00

Outstanding, April 30, 2025	9,023,091,222	$0.000144	4.06
Granted	-	$0.00
Canceled / Expired	-	$0.00
Exercised	-	$0.00

Outstanding, April 30, 2026	9,023,091,222	$0.000144	3.06

During the year ended April 30, 2025, the Company issued 5,408,823,530 warrants in conjunction with the issuance of debt. Of the note proceeds, $74,332 was allocated to the warrants based on relative fair values. Of the 5,408,823,530 warrants, 114,705,882 have an exercise price of $0.000068 and 5,294,117,648 have an exercise price of $0.00010 and all have a five-year life.

Common Stock Reserved

Combined with the 22,295,726,723 common shares outstanding at April 30, 2026, all authorized common shares have been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares are available for share issuances other than those shares included in the reserves.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $26,793,990 as of April 30, 2026 that will be available to offset future taxable income. The available net operating loss carry forwards expire in various years through 2046. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at April 30:

	2026	2025
Deferred tax asset:
Net operating loss carryforward	$5,626,738	$5,240,101
Valuation allowance	(5,626,738)	(5,240,101)

Total	$-	$-

The components of income tax expense are as follows for the years ended April 30:

	2026	2025

Change in net operating loss benefit	$386,637	$363,862
Change in valuation allowance	(386,637)	(363,862)

Total	$-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

In the ordinary course of business, we may be, or have been, involved in legal proceedings from time to time. As of the date of this filing, we have no pending or threatened legal proceedings.

On May 26, 2023, Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) filed its complaint against the Company in the Supreme Court of the State of New York, New York County, seeking relief with respect to certain MMEX securities held by Sabby. By Order dated September 13, 2023, the Court granted certain relief to Sabby, including the right to exercise its MMEX securities in exchange for MMEX common stock, with sale proceeds placed in escrow with Olshan Frome Wolosky LLP, counsel to Sabby.

In July 2026, the Company entered into a Settlement Agreement and Release with Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) resolving the action pending in the Supreme Court of New York, New York County (Index No. 652571/2023) with respect to the Company’s Series B Convertible Preferred Shares (stated amount $985,000) and a promissory note in the principal amount of $183,955 held by Sabby. Under the agreement, the Company agreed to pay Sabby $533,750, of which $266,875 was paid on July 21, 2026 and the balance is payable within 90 days of the agreement. Upon receipt of the initial payment, Sabby surrendered the preferred shares and the note for cancellation, the 9,025,000,000-share conversion reserve was terminated, and the parties exchanged mutual general releases; a stipulation of dismissal will be filed with the court. Because the settlement provided additional evidence about conditions existing at the balance sheet date, the Company recorded a liability of $297,552 and a corresponding loss on litigation settlement in the fiscal year ended April 30, 2026. Sabby retains 190,257,512 previously issued shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Subsequent to April 30, 2026 the Company received proceeds of $3,300,000 from the sale of non-controlling interests.

Subsequent to April 30, 2026 the Company paid $63,867.21 of principal and accrued interest on a promissory note with a third party to fully pay off the note.

Subsequent to April 30, 2026 the Company paid $500,000 to a related party to pay down advances and principal on a promissory note with the related party.

Subsequent to April 30, 2026 the Company paid $85,000 of principal and accrued interest on a promissory note with a third party to fully pay off the note.

On July 20, 2026, the Company executed a settlement agreement and release with the Sabby Volatility Warrant Master Fund Ltd. terminating all litigation between the parties.

