Form 10-Q
period 2026-07-31
MMEX Resources Corp
filed 2026-09-08
CIK 1440799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55831

MMEX RESOURCES Corporation
(Exact name of Issuer as specified in its charter)

Nevada	26-1749145
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3600 W. Dickinson Fort Stockton, Texas 79735	855-880-0400
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 8, 2026, there were 22,295,726,723 shares of common stock, $0.001 par value, issued and outstanding.

MMEX RESOURCES CORPORATION

QUARTER ENDED JULY 31, 2026

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

Operating results and cash flows for any interim period are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2026 filed with the Securities and Exchange Commission (“SEC”).

MMEX RESOURCES CORPORATION
Condensed Consolidated Balance Sheets

	July 31	April 30,
	2026	2026
	(unaudited)
Assets
Current Assets
Cash	$1,655,003	$212,343
Prepaid expenses and other current assets	707,361	91,990
Total Current Assets	2,362,364	304,333

Property and equipment, net	970,856	968,621

Total Assets	$3,333,220	$1,272,954

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$944,323	$942,873
Accrued expenses	1,615,961	1,791,785
Accounts payable and accrued expenses - related parties	1,625,519	1,530,395
Notes payable net of discount of $2,010 and $3,501, respectively	41,779	100,391
Notes payable, currently in default	1,154,453	1,154,453
Convertible notes payable – related parties, net of debt discount of $0, respectively	179,570	-
Convertible notes payable, currently in default, net of discount of $0, respectively	370,000	653,955

Total Current Liabilities	5,752,035	6,173,852

Long-term Liabilities
Convertible notes payable - related parties, net of debt discount of $21,733 and $24,251, respectively	1,003,721	1,638,380
Notes payable - related parties, net of debt discount of $0 and $894, respectively	-	8,534
Convertible notes payable	59,951	59,951
Total Liabilities	6,995,277	7,880,717

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value; 50,000,000,000 shares authorized, 22,295,726,723 and 22,295,726,723 shares issued and outstanding, respectively	22,295,726	22,295,726
Preferred stock, $0.001 par value; 1,000,000 authorized:
1,000 Series A preferred shares issued and outstanding, respectively	1	1
0 and 974 Series B preferred shares issued and outstanding, respectively	0	2
Additional paid in capital	59,948,128	56,220,787
Non-controlling interest	15,467	5,390
Accumulated deficit	(85,921,379)	(85,129,669)
Total Stockholders’ Deficit	(3,662,057)	(6,607,763)

Total Liabilities and Stockholders’ Deficit	$3,333,220	$1,272,954

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2026	2025

Revenue	$-	$-

Operating Expenses
General and administrative expenses	939,690	298,940
Refinery start-up costs	-	60,500
Depreciation and amortization	9,694	9,097

Total Operating Expenses	949,384	368,537

Loss From Operations	(949,384)	(368,537)

Other Income(Expense):
Interest expense	(66,847)	(67,602)
Gain (loss) on extinguishment of liabilities	161,937	-

Total Other Income (Expense)	95,090	(67,602)

Loss Before Income Taxes	(854,294)	(436,139)
Provision for Income Taxes	-	-

Net Loss	$(854,294)	$(436,139)
Non-controlling interest	62,584	-
Net Loss Attributable to the Common Shareholders	$(791,710)	$(436,139)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	22,295,726,723	11,475,488,377

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Deficit
Three Months Ended July 31, 2026 and 2025

	Class A		Series A		Series B		Additional		Total Equity Attributable	Non-
	Common stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated	to	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shareholders	Interest	Total
Balance at April 30, 2025	11,340,977,507	$11,340,977	1,000	$1	974	$2	$65,887,113	$(83,220,849)	$(5,992,756)	$9,871	$(5,982,885)
Common stock for services	250,000,000	250,000	-	-	-	-	(189,500)	-	60,500	-	60,500
Net loss	-	-	-	-	-	-	-	(436,139)	(436,139)	-	(436,139)

Balance at July 31, 2025	11,590,977,507	$11,590,977	1,000	$1	974	$2	$65,697,613	$(83,656,988)	$(6,368,395)	$9,871	$(6,358,524)

Balance at April 30, 2026	22,295,726,723	$22,295,726	1,000	$1	974	$2	$56,220,787	$(85,129,669)	$(6,613,153)	$5,390	$(6,607,763)
Cancellation of Series B Preferred Stock	-	-	-	-	(974)	(2)	2	-	-	-	-
Proceeds from the sale of non-controlling interests	-	-	-	-	-	-	3,727,339	-	3,727,339	72,661	3,800,000
Net Loss	-	-	-	-	-	-	-	(791,710)	(791,710)	(62,584)	(854,294)

Balance at July 31, 2026	22,295,726,723	$22,295,726	1,000	$1	-	$-	$59,948,128	$(85,921,379)	$(3,677,524)	$15,467	$(3,662,057)

See accompanying notes to condensed consolidated financial statements.

MMEX RESOURCES CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended July 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	(854,294)	(436,139)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	9,694	9,097
(Gain) loss on extinguishment of debt	(161,937)	-
Amortization of debt discount	4,904	1,269
Stock-based compensation	-	60,500
(Increase) decrease in assets:
Prepaid expenses and other current assets	(615,371)	500
Increase (decrease) in liabilities:
Accounts payable	1,450	5,070
Accrued expenses	(27,850)	71,134
Accounts payable and accrued expenses - related parties	95,124	279,669
Net Cash Used in Operating Activities	(1,548,280)	(8,900)

Cash Flows From Investing Activities:
Purchase of property and equipment	(11,929)	-
Net Cash Used in Investing Activities	(11,929)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	-	-
Repayments of notes payable	(61,140)	(3,610)
Repayments of convertible notes payable	(268,955)	-
Repayments of notes payable - related parties	(9,428)	7,990
Repayments of convertible notes payable - related parties	(457,608)	-
Proceeds from the sale of non-controlling interests	3,800,000	-
Net Cash Provided by Financing Activities	3,002,869	4,380

Net increase (decrease) in cash	1,442,660	(4,520)
Cash at the beginning of the period	212,343	4,579
Cash at the end of the period	1,655,003	59

Supplemental Disclosure:
Interest paid	$56,968	$-
Taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Cancellation of Series B Preferred Stock	$2	$-

See accompanying notes to consolidated financial statements.

MMEX RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended July 31, 2026 (Unaudited)

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

Since 2021 MMEX has expanded its focus to the development, financing, construction and operation of clean fuels infrastructure projects.

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership or through common ownership:

Name of Entity	%	Form of Entity	State of Incorporation	Relationship
MMEX Resources Corporation (“MMEX”)	-	Corporation	Nevada	Parent
Pecos UltraClean Refining, LLC (formerly Refining & Transport, LLC and Pecos Clean Fuels & Transport, LLC)	86.13%	LLC	Texas	Subsidiary
Trans Permian Energy, LLC (formerly Trans Permian H2Hub, LLC)	86.13%	LLC	Texas	Subsidiary
MMEX Solar Resources, LLC	100%	LLC	Texas	Subsidiary
Hydrogen Global, LLC	100%	LLC	Texas	Subsidiary
MMEX USA Holdings, LLC	100%	LLC	Texas	Subsidiary
MMEX Argentina USA, LLC	100%	LLC	Texas	Subsidiary
Pecos H2, LLC	100%	LLC	Texas	Subsidiary

All significant inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

The Company has adopted a fiscal year end of April 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended April 30, 2026 filed with the SEC on July 29, 2026.

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

Basic and diluted income (loss) per share

Basic net income or loss per share is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. For the three months ended July 31, 2026 and July 31, 2026 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per common share is the same as diluted net loss per share.

Stock-based compensation

Pursuant to FASB ASC 718, the Company accounts for the issuance of equity instruments, including grants of stock options and warrants, to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The measurement date for the fair value of the equity instruments issued is determined as the earlier of (i) the date at which a commitment for performance is reached or (ii) the date at which the performance is complete. In the case of equity instruments issued for services to be performed over time, the fair value of the equity instrument is recognized over the service period. For the three months ended July 31, 2026 and 2025, the Company recorded stock-based compensation of $0 and $60,500, respectively.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $85,921,379 and a total stockholders’ deficit of $3,662,057 at July 31, 2026, and have reported negative cash flows from operations since inception. While we have received debt and equity funding during the period and have cash on hand of $1,655,003 at July 31, 2026, we still have a working capital deficit of $3,389,671, therefore there is a question of whether or not we have the cash resources to meet our operating commitments for the next twelve months and have, or will obtain, sufficient capital investments to implement our business plan, including the development of our planned hydrogen projects. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established and emerging markets and the competitive environment in which we operate.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses – Related Parties

Accounts payable and accrued expenses to related parties, consisting primarily of consulting fees and expense reimbursements payable, totaled $1,625,519 and $1,530,395 as of July 31, 2026 and April 30, 2026, respectively.

Effective July 1, 2019, we entered into a consulting agreement with Maple Resources Corporation (“Maple Resources”), a related party controlled by our President and CEO, that provides for payment of consulting fees and expense reimbursement related to business development, financing and other corporate activities. Effective March 1, 2021 the Maple Resources consulting agreement was amended to provide for monthly consulting fees of $20,000. During the three months ended July 31, 2026, we incurred consulting fees and expense reimbursement to Maple Resources totaling $60,000 and we made no payments to Maple Resources.

In addition, the consulting agreement provides for the issuance to Maple Resources of shares of our common stock each month with a value of $5,000, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the three months ended July 31, 2026 we recorded $22,500 for accrued consulting fees and we issued no shares for payment.

During the three months ended July 31, 2026, Maple Resources made no advances to assist the Company with cash flow challenges, we made repayments to Maple Resources of $88,464 resulting in $0 still owed as of July 31, 2026. In addition, we recorded $8,147 of accrued interest on a line of credit convertible note with Maple Resources during the three months ended July 31, 2026 resulting in $20,012 still owed for accrued interest as of July 31, 2026.

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

Amounts included in accounts payable and accrued expenses – related parties due to Maple Resources totaled $675,012 ($335,000 payable in stock) and $672,829 ($312,500 payable in stock) as of July 31, 2026 and April 30, 2026, respectively.

Effective October 1, 2018, we entered into a consulting agreement with Leslie Doheny-Hanks, the wife of our President and CEO, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $3,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $3,500, with the number of shares issued based on a fixed rate of $0.000068. The related party consultant provides certain administrative and accounting services and is reimbursed for expenses paid on behalf of the Company. During the three months ended July 31, 2026 we recorded $10,500 for the amount payable in stock under the consulting agreement, recorded expense reimbursements owed to Mrs. Hanks of $33,246 and made repayments to Mrs. Hanks of $29,526.

During the year ended April 30, 2026 we recorded $42,000 for the amount payable in stock under the consulting agreement and recorded expense reimbursements owed to Mrs. Hanks of $97,598 and we made no repayments.

Amounts included in accounts payable and accrued expenses – related parties due to Mrs. Hanks totaled $273,993 ($161,500 payable in stock) and $259,773 ($151,000 payable in stock) as of July 31, 2026 and April 30, 2026, respectively.

Effective February 1, 2021 the Company entered into consulting agreements with three children of our President and CEO, which were amended as of December 31, 2021 to continue on a month-to-month basis. On March 15, 2025 the consulting fees were paused until further notice or as incurred for services requested. During the year ended April 30, 2026 we incurred $2,240 for fees and expenses reimbursements to the children, we made repayments of $2,240. During the three months ended July 31, 2026 we incurred $36,357 for fees and expense reimbursements to the children and made repayments of $25,380.

 Amounts included in accounts payable and accrued expenses – related parties due to the CEO’s children totaled $10,977 and $0 as of July 31, 2026 and April 30, 2026, respectively.

Effective September 1, 2021, we entered into a consulting agreement with BNL Family Trust, a related party to Bruce Lemons, Director, to issue shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $2,500, with the number of shares issued based on a fixed rate of $0.000068. During the three months ended July 31, 2026 we recorded $7,500 for the amount payable in stock under the consulting agreement.

During the year ended April 30, 2026, we recorded $30,000 for the amount payable in stock under the consulting agreement.

Amounts included in accounts payable and accrued expenses – related parties due to BNL Family Trust totaled $137,500 and $130,000 all payable in stock as of July 31, 2026 and April 30, 2026, respectively.

Effective November 1, 2020, we entered into a consulting agreement with Nabil Katabi, a shareholder of more than ten percent, to provide for monthly consulting fees of $10,000 and to issue shares of our common stock each month with a value of $2,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective April 30, 2023 the consulting agreement was amended to provide for monthly consulting fees of $20,000 and to issue shares of our common stock each month with a value of $5,000, with the number of shares issues based on the average closing price of the stock during the prior month. Effective August 1, 2024, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on the average closing price of the stock during the prior month. Effective April 8, 2025, the consulting agreement was amended to provide for the issuance of shares of our common stock each month with a value of $7,500, with the number of shares issued based on a fixed rate of $0.000068. During the three months ended July 31, 2026 we recorded $82,500 ($22,500 payable in stock), $2,329 of other consulting fees and made repayments of $24,585.

During the year ended April 30, 2026, we recorded $344,664 ($90,000 payable in stock) for fees and expense reimbursements and we made repayments of $77,500.

Amounts included in accounts payable and accrued expenses - related parties due to Nabil Katabi totaled $528,037 ($287,000 payable in stock) and $467,793 ($264,500 payable in stock) as of July 31, 2025 and April 30, 2025, respectively.

Promissory Notes Payable – Related Parties

Promissory notes payable - related parties consist of the following:

	July 31, 2026	April 30, 2026
Promissory note payable with Maple Resources Corporation, matures on July 28, 2027, with interest at 18%, convertible into common shares of the Company [1]	$-	$9,428
Less discount	-	(894)
Total	$-	$8,534

[1]

This promissory note was entered into on July 8, 2025 for $7,990 of principal plus $1,432 for the make-whole provision of 18% of the principal amount in lieu of any stated interest recorded as a debt discount. During the three months ended July 31, 2026 the Company had repaid the note in full.

Convertible Notes Payable – Related Parties

Convertible notes payable - related parties consist of the following:

	July 31, 2026	April 30, 2026
Convertible note payable with Alpenglow Consulting, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [1]	$172,228	$172,228
Convertible note payable with CleanFit, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [2]	58,410	58,410
Convertible note payable with Lake of Silver, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [3]	67,318	67,318
Convertible note payable with Maple Resources Corporation, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [4]	-	441,959
Convertible note payable with BNL Family Trust, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [5]	2,366	2,366
Convertible note payable with Ha’Pu Wear, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [6]	181,820	181,820
Convertible note payable with Nabil Katabi, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [7]	458,075	458,075
Convertible note payable with Poppy, LLC, matures on April 8, 2028, with interest at 18%, convertible into common shares of the Company [8]	20,886	20,886
Convertible note payable with Maple Resources, matures on October 2, 2028, with interest at 18%, convertible into common shares of the Company [9]	64,351	80,000
Convertible note payable with Maple Resources, matures on December 31, 2026, with interest at 18%, convertible into common shares of the Company [10]	179,570	179,570
Total	1,205,024	1,662,632
Less discount	(21,733)	(24,252)
Net	$1,183,291	$1,638,380

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

[4]

This convertible promissory note was entered into on April 8, 2025 for $864,372 of principal plus $155,587 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $260,491 of accounts payable, $20,406 of advances, and $583,474 of outstanding promissory notes payable that had $56,507 of debt discount remaining to be amortized with this related party. The exchange was accounted for as debt extinguishment therefore we recognized a $212,095 loss on extinguishment of debt. During the three months ended July 31, 2026 the Company had repaid the note in full.

14

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

[10]

This convertible promissory note was entered into on November 5, 2025 for a line of credit up to a maximum principal amount of $1,000,000 and principal and accrued interest are convertible any time before maturity into shares of the Company’s common stock at a fixed price of $0.000068 per share. The Company may request advances at any time during the Term with an interest rate of 18% per annum. Accrued interest totaled $11,865 and $20,012 for the three months ended July 31, 2026 and the year ended April 30, 2026, respectively.

The following represents the future aggregate maturities as of July 31, 2026 of the Company’s Convertible notes payable – related parties:

Amount
2026 (remaining)	$179,570
2027	-
2028	1,025,454
Total	$1,205,024

Equity Activity – Related Parties

During the three months ended July 31, 2026, the Company had no equity activity with related parties.

During the year ended April 30, 2026, the Company issued 9,914,749,216 shares of its common stock in conversion of convertible notes principal of $674,203 (see Note 8).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 31, 2026	April 30, 2026
Office furniture and equipment	$13,864	$13,864
Computer equipment and software	18,484	6,555
Refinery land	721,828	721,828
Refinery land improvements	468,615	468,615
Refinery land easements	37,015	37,015
	1,259,806	1,247,877
Less accumulated depreciation and amortization	(288,950)	(279,256)

	$970,856	$968,621

Depreciation and amortization expense totaled $9,694 and $9,097 for the three months ended July 31, 2026 and 2025, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 31, 2026	April 30, 2026
Accrued payroll	$30,090	$30,090
Accrued consulting	112,500	106,500
Accrued interest and penalties	1,112,322	1,263,469
Accrued settlement payable	266,875	297,552
Other	94,174	94,174

	$1,615,961	$1,791,785

NOTE 7 – NOTES PAYABLE

Notes Payable, Currently in Default

Notes payable, currently in default, consists of the following at:

	July 31, 2026	April 30, 2026
Note payable to an unrelated party, matured March 18, 2014, with interest at 10%	$75,001	$75,001
Note payable to an unrelated party with an issue date of March 11, 2021 with interest at 10% [1]	136,952	136,952
Note payable to an unrelated party with an issue date of February 22, 2021 with interest at 10% [2]
$250,000 draw on March 5, 2021	250,000	250,000
$200,000 draw on March 26, 2021	200,000	200,000
$50,000 draw on April 13, 2022	50,000	50,000
$295,000 draw on December 18, 2023	295,000	295,000
Note payable to an unrelated party with an issue date of July 14, 2023 with interest at 18% [3]	70,800	70,800
Note payable to an unrelated party with an issue date of August 15, 2023 with interest at 18% [4]	38,350	38,350
Note payable to an unrelated party with an issue date of September 14, 2023 with interest at 18% [5]	38,350	38,350
Total	1,154,453	1,154,453
Less Discount	-	-
Net	$1,154,453	$1,154,453

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

16

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

Notes Payable

Notes payable consist of the following at:

	July 31, 2026	April 30, 2026
Note payable to an unrelated party with an issue date of February 28, 2022 with interest at 10% [1]	$-	$60,103
Note payable to an unrelated party with an issue date of June 2, 2023 with interest at 18% [2]	43,789	43,789
Total	43,789	103,892
Less Discount	(2,010)	(3,501)
Net	$41,779	$100,391

[1]

Effective February 28, 2022 the Company entered into a promissory note with Oscar and Ilda Gonzales with a principal amount of $102,500. The maturity date of the note is February 28, 2026 and repayments on the note are to begin on March 1, 2023 in the amount of $3,309 per month. The note has an interest rate of 10% per annum. During the three months ended July 31, 2026 the Company had repaid the note in full and recognized a gain on settlement of debt of $1,174. As of July 31, 2026 and April 30, 2026 accrued interest on the convertible note was $0 and $4,590, respectively.

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

Convertible Note Payable, Currently in Default

Convertible notes payable, currently in default, consist of the following at:

	July 31, 2026	April 30, 2026
Note payable to an unrelated party, matured December 31, 2010, with interest at 10%, convertible into common shares of the Company [1]	$50,000	$50,000
Note payable to an unrelated party, matured January 27, 2012, with interest at 25%, convertible into common shares of the Company [2]	-	100,000
Extension fee added to note payable to an accredited investor issued, with interest at 18%, convertible into common shares of the Company at a defined variable exercise price [3]	-	183,955
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at a defined variable exercise price [4]	65,000	65,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.005 per share [5]	200,000	200,000
Note payable to an accredited investor, with interest at 10%, convertible into common shares of the Company at $0.11 per share [6]	55,000	55,000
Total	370,000	653,955
Less discount	-	-
Net	$370,000	$653,955

[1]

On March 8, 2010, the Company closed a note purchase agreement with an accredited investor pursuant to which the Company sold a $50,000 convertible note in a private placement transaction. In the transaction, the Company received proceeds of $35,000 and the investor also paid $15,000 of consulting expense on behalf of the Company. The convertible note was due and payable on December 31, 2010 with an interest rate of 10% per annum. The note is convertible at the option of the holder into our common stock at a fixed conversion price of $3.70, subject to adjustment for stock splits and combinations. On December 31, 2010 the note went into default as the due date had passed with no extension. As of July 31, 2026 and April 30, 2026 accrued interest on the convertible note was $81,978 and $80,718, respectively.

[2]

Effective September 15, 2022, the Company entered into a convertible promissory note with a principal amount of $100,000 with Boot Capital, LLC. The Company received $91,250 after payment of $8,750 in fees and expenses of the lender and its counsel. The note has an interest rate of 10% per annum and a maturity date of September 15, 2023. The note can be converted into shares of common stock at a 42% discount from the lowest trading price during the 10 days prior to conversion. On September 15, 2023 the note went into default as the due date had passed with no extension. The note has a default interest rate of 22% per annum and the Company recorded $100,000 of additional interest as a default penalty. As of July 31, 2026 and April 30, 2026 accrued interest on the convertible note was $0 and $137,742, respectively. During the three months ended July 31, 2026 the Company settled the convertible promissory note for $85,000 in cash and recorded a gain on settlement of debt of $157,805.

[3]

Effective February 28, 2023, the Company entered into a convertible promissory note with a principal amount of $226,875 with Sabby Volatility Warrant Master Fund, Ltd. This note was in exchange for a prior promissory note dated March 3, 2022 with principal due of $181,500 and accrued interest of $8,749, wherein the Company also incurred $36,626 worth of financing fees for the exchange. The note has an interest rate of 10% per annum and a maturity date of May 1, 2024. The note can be converted into shares of common stock at a variable exercise price that is equal to a 42% discount to the lowest trading price during the 10 days prior to conversion. On May 1, 2024 the note went into default as the due date had passed with no extension. As of July 31, 2026 and April 30, 2026 accrued interest on the convertible note was $0 and $52,242, respectively. In July 2026, the Company entered into a Settlement Agreement and Release with Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) resolving the action pending in the Supreme Court of New York, New York County (Index No. 652571/2023) with respect to the Company’s Series B Convertible Preferred Shares (stated amount $985,000) and a promissory note in the principal amount of $183,955 held by Sabby. Under the agreement, the Company agreed to pay Sabby $533,750, of which $266,875 was paid on July 21, 2026 and the balance is payable within 90 days of the agreement. Upon receipt of the initial payment, Sabby surrendered the preferred shares and the note for cancellation, the 9,025,000,000-share conversion reserve was terminated, and the parties exchanged mutual general releases; a stipulation of dismissal will be filed with the court. Because the settlement provided additional evidence about conditions existing at the balance sheet date, the Company recorded a liability of $297,552 and a corresponding loss on litigation settlement in the fiscal year ended April 30, 2026. Sabby retains 190,257,512 previously issued shares of common stock.

18

[4]

Effective February 28, 2024, the Company issued and delivered to GS a 10% convertible note in the principal amount of $65,000. The note was issued at a discount and the Company received net proceeds of $60,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On August 28, 2024 the note went into default as the due date had passed with no extension. As of July 31, 2026 and April 30, 2026 accrued interest on the convertible note was $15,742 and $14,104, respectively.

[5]

Effective July 26, 2022, the Company issued and delivered to GS a 10% convertible note in the principal amount of $200,000, which was not funded until August 1, 2022. The note was issued at a discount and the Company received net proceeds of $185,000 after payment of $5,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.055 per share, subject to adjustment if there are future financings with more favorable rates. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On October 30, 2023 the Company entered into an extension agreement to extend the maturity date to December 31, 2024. On December 31, 2024 the note went into default as the due date had passed with no extension. As of July 31, 2026 and April 30, 2026 accrued interest on the convertible note was $128,942 and $116,844, respectively.

[6]

Effective August 24, 2023 the Company issued and delivered to GS a 10% convertible note in the principal amount of $55,000. The note was issued at a discount and the Company received net proceeds of $50,000 after payment of $2,000 of fees and expenses of the lender and its counsel. GS, at its option, can convert the unpaid principal balance of, and accrued interest on, the note into shares of common stock at a price of $0.00007 per share. The Company can prepay the note with prepayment penalties ranging from 105% to 125% during the first 180 days after issuance. On December 31, 2024 the note went into default as the due date had passed with no extension. As of July 31, 2026 and April 30, 2026 accrued interest on the convertible note was $26,587 and $23,537, respectively.

Effective April 12, 2022, the Company issued and delivered to GS a 10% note in the principal amount of $165,000. As of July 31, 2026 and April 30, 2026 the principal amount was $0 and accrued interest was $10,064, respectively on the convertible note.

Convertible Notes Payable

Current convertible notes payable consisted of the following at:

	July 31, 2026	April 30, 2026
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company [1]	$34,220	$34,220
Note payable to an accredited investor, with interest at 18%, convertible into common shares of the Company [2]	25,731	25,731
Total	59,951	59,951
Less discount	-	-
Net	$59,951	$59,951

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

[2]

This convertible promissory note was entered into on April 8, 2025 for $67,331 of principal plus $12,120 for the make-whole provision of 18% of the principal amount in lieu of any stated interest. This was exchanged for $67,331 of outstanding promissory notes payable with this related party. The exchange was accounted for as debt extinguishment therefore, we recognized a $12,120 loss on extinguishment of debt. During the year ended April 30, 2026, $53,720 of principal was converted into 790,000,000 shares of the Company’s common stock.

The following represents the future aggregate maturities as of July 31, 2026 of the Company’s Convertible notes payable:

Amount
2026 (remaining)	$-
2027	-
2028	59,951
Total	$59,951

NOTE 8 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of July 31, 2026 and April 30, 2026, the Company has authorized 50,001,000,000 shares of capital stock, consisting of 50,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Common Stock Issuances

During the three months ended July 31, 2026, no shares of common stock were issued.

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

During the three months ended July 31, 2026 and 2025 the Company did not issue any shares of its Series A preferred stock.

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

During the three months ended July 31, 2026 and 2025 the Company did not issue any shares of its Series B preferred stock.

During the three months ended July 31, 2026, the Company cancelled 974 shares of its Series B preferred stock as a result of a Settlement Agreement and Release with Sabby Volatility Warrant Master Fund Ltd.

Changes in Non-Controlling Interest

During the three months ended July 31, 2026, the Company decreased its membership interest in Pecos UltraCleaning Refining, LLC and Trans Permian Energy, LLC from 89.55% to 86.13% through the sale of membership interest from noncontrolling members for $3,300,000 in cash and $500,000 in prepaid services. The transactions were accounted for as an equity transaction in accordance with ASC 810, with no gain or loss recognized in the consolidated statement of income.

The carrying amount of the noncontrolling interest was increased by $72,661, and the difference of $3,727,339 between the consideration paid and the adjustment to the noncontrolling interest was recorded as an increase to additional paid‑in capital.

  No other changes in ownership interest occurred during the three months ended July 31,2026.

Warrants

A summary of warrant activity during the three months ended July 31, 2026 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, April 30, 2026	9,023,091,222	$0.000144	3.06
Granted	-	$-	-
Cancelled / Expired	(1,023,781)	$-	-

Outstanding, July 31, 2026	9,022,067,441	$0.000104	2.81

Common Stock Reserved

Combined with the 22,295,726,723 common shares outstanding as of July 31, 2026, all authorized common shares had been issued or reserved for issuance of outstanding warrants, stock options, and convertible notes payable and no common shares were available for share issuances other than those shares included in the reserves.

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

In July 2026, the Company entered into a Settlement Agreement and Release with Sabby, including provisions relating to the Company’s Series B Convertible Preferred Shares (stated amount $985,000) and a promissory note in the principal amount of $183,955 held by Sabby. Under the settlement agreement, the Company agreed to pay Sabby $533,750, of which $266,875 was paid on July 21, 2026 and the balance is payable within 90 days of the agreement. Upon receipt of the initial payment, Sabby surrendered the preferred shares and the note for cancellation, the 9,025,000,000-share conversion reserve was terminated, and the parties exchanged mutual general releases; a stipulation of dismissal will be filed with the court. Because the settlement provided additional evidence about conditions existing at the balance sheet date, the Company recorded a liability of $297,552 and a corresponding loss on litigation settlement in the fiscal year ended April 30, 2026. Sabby retains 190,257,512 previously issued shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, all subsequent events have been reported through the filing date as set forth below.

Subsequent to July 31, 2026 the Company made repayments on convertible notes payable to a related party in the amount of $17,500.

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

Pecos UltraClean Refining, LLC

The Company has teamed with Polaris Engineering to develop an ultra-clean transportation fuels refinery complex, up to 60,000 barrels per day at our Pecos County, Texas sites. The planned product slate will be transportation grade ultra-low sulfur diesel. The Ultra Fuel® configuration has expected criteria pollutant emissions that are on the order of 95% lower than those of a traditional refinery in the US Gulf Coast. A companion project planned by MMEX, is a Blue Hydrogen project, converting natural gas to hydrogen to produce power and if implemented will provide the refinery with hydrogen for fuel gas and thus eliminate CO2 emissions. The Ultra Fuels® configuration, with capex and technical details completed in the Front-End Load-2 (“FEL-2”) engineering package, features modular design features to take advantage of proximity to Permian Basin fuel markets and to locate directly near crude oil production areas near the Company’s owned sites. Because equipment is fabricated in modular units and shipped to site, this allows for an 18-month project completion time-frame and more rapid implementation. The modular concept with reduced footprint, as well as lower emissions, will allow for faster permitting which we plan to obtain for this facility from the Texas Commission on Environmental Quality. On July 24, 2026, the TCEQ issued the permit for the first 30,000 barrel per day complex.

Trans Permian Energy, LLC

The Company is in planning discussions with a super major oil company (the “Super Major”) to utilize its natural gas in the Permian Basin to develop a Natural Gas to Power Project at the Company’s Pecos County, Texas site. The Project plans to utilize a portion of the Super Major’s significant natural gas production and transportation from the Permian in gas turbines and generators in a combined cycle configuration to produce electric power with natural gas. We plan to convert the natural gas into hydrogen utilizing a major international company’s reformer technology, with the gas turbines able to utilize initially 75% hydrogen and 25% natural gas to generate electric power. The produced electric power in both Phases may be dispatched to a power off-taker to ERCOT Far West, the Texas power regional pricing and trading hub, or both. The project design also includes a CO2 capture and production facility with the CO2 marketed to another Super Major oil company. Additionally, the Project plans to utilize its hydrogen production as fuel gas for the Pecos UltraClean Refining project, and this fuel gas will generate zero CO2 emissions from the refinery.

Completion of these projects is dependent upon our obtaining the necessary capital for planning, construction and start-up costs. There is no assurance that such financing can be obtained on favorable terms.

Results of Operations

Revenues

We have not yet begun to generate revenues.

General and Administrative Expenses

Our general and administrative expenses increased to $939,690 for the three months ended July 31, 2026 from $298,940 for the three months ended July 31, 2025. The increase is a result of the Company recognizing more consultant fees, surveying fees, and offering costs during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025 due to the Company consulting with refinery specialists, conducting surveys and paying offering costs related to subscription agreements for membership interest with the Company’s subsidiaries.

Project Costs

We expense the direct costs incurred on our projects, including acquisition of rights, planning, design and permitting. The levels of spending on our projects will vary from period to period based on availability of financing. Our project costs have decreased to $0 for the three months ended July 31, 2026 from $60,500 for the three months ended July 31, 2025. The decrease is a result of costs on our Cordillera Solar project during the three months ended July 31, 2025 versus no project costs during the three months ended July 31, 2026.

Depreciation and Amortization Expense

Our depreciation and amortization expense results from the depreciation of office and computer equipment, land improvements and amortization of land easements and totaled to $9,694 and $9,097 for the three months ended July 31, 2026 and 2025, respectively.

Other Income (Expense)

Our interest expense includes interest accrued on debt, amortization of debt discount and penalties assessed on debt. Interest expense totaled $66,847 and $67,602 for the three months ended July 31, 2026 and 2025, respectively. The decrease in interest expense is due to less amortization of debt discount to interest expense incurred in the current period as a result of no new loan agreements entered into in the current period as compared to the same period of the prior year. In addition, as a result of settlements of debt, the Company recognized a gain on settlement of debt of $161,937 during the current period as compared to none in the same period of the prior year.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(854,294) and $(436,139) for the three months ended July 31, 2026 and 2025, respectively.

Net Income (Loss) Attributable to Common Shareholders

As a result of the non-controlling interest in the Company’s subsidiaries, our net loss attributed to common shareholders was $791,710 and $436,139 for the three months ended July 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Working Capital

As of July 31, 2026, we had current assets of $2,362,364, comprised of cash and prepaid expenses, and current liabilities of $5,752,035, resulting in a working capital deficit of $3,389,671.

Sources and Uses of Cash

Our sources and uses of cash for the three months ended July 31, 2026 and 2025 were as follows:

	2026	2025
Cash, beginning of period	$212,343	$4,579
Net cash used in operating activities	(1,548,280)	(8,900)
Net cash used in investing activities	(11,929)	-
Net cash provided by financing activities	3,002,869	4,380

Cash, end of period	$1,655,003	$59

We used net cash of $1,548,280 in operating activities for the three months ended July 31, 2026 as a result of our net loss of $854,294, a $161,937 gain on settlement of debt, a $615,371 increase in prepaid expense, and a decrease of $27,850 in accrued expenses offset by non-cash net expense totaling $14,598, and increases in accounts payable, and accounts payable and accrued expenses - related party of $96,574.

We used net cash of $8,900 in operating activities for the three months ended July 31, 2025 as a result of our net loss of $436,139, offset by a decrease in prepaid expenses of $500, non-cash net expense totaling $70,866, and increases in accounts payable, accrued expenses, and accounts payable and accrued expenses - related party of $355,873.

We used net cash of $11,929 in investing activities for the three months ended July 31, 2026 as a resulting of purchasing computers.

Net cash used in investing activities for the three months ended July 31, 2025 was $0.

Net cash provided by financing activities for the three months ended July 31, 2026 was $3,002,869, comprised of proceeds from the sale of non-controlling interests of $3,800,000 offset by repayments of notes payable of $61,140, repayments of convertible notes payable of $268,955, repayments of notes payable – related parties and convertible notes payable – related parties of $467,036.

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

For further information on our significant accounting policies see the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended April 30, 2026 filed with the SEC and Note 2 to our condensed consolidated financial statements included in this quarterly report. There were no material changes to our significant accounting policies during the three months ended July 31, 2026 and there are no policies we deem to be critical accounting policies.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework. Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of July 31, 2026, based on the COSO framework criteria. Management believes our processes and controls are sufficient to ensure the that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

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

None.

ITEM 3. Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4. Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5. Other Information

During the quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MMEX Resources Corporation

Dated: September 8, 2026	By:	/s/ Jack W. Hanks
Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial and Accounting Officer)

